Form 10-Q
period 2022-06-30
Strategic Storage Trust VI, Inc.
filed 2022-08-08
CIK 1852575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 4, 2022, there were 10,719,930 outstanding shares of Class P common stock, 876,051 outstanding shares of Class A common stock, 1,488,451 outstanding shares of Class T common stock and 129,771 outstanding shares of Class W common stock of the registrant.

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

Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, including without limitation changes in the political and economic climate, economic conditions and fiscal imbalances in the United States, and other major developments, including wars, natural disasters, epidemics and pandemics, including the outbreak of COVID-19, military actions, and terrorist attacks. The occurrence or severity of any such event or circumstance is difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations and provide distributions to stockholders, and our ability to find suitable investment properties, may be significantly hindered.

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

The accompanying consolidated financial statements should be read in conjunction with the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. The accompanying consolidated financial statements should also be read in conjunction with our consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2021 included in our Registration Statement on Form S-11 (SEC Registration No. 333-256598). Our results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2022 (Unaudited)	December 31, 2021
ASSETS
Real estate facilities:
Land	$26,991,944	$10,811,899
Buildings	148,477,378	61,778,581
Site improvements	6,137,772	2,766,245
	181,607,094	75,356,725
Accumulated depreciation	(2,182,956)	(597,090)
	179,424,138	74,759,635
Construction in process	180,584	86,987
Real estate facilities, net	179,604,722	74,846,622
Cash and cash equivalents	10,291,074	3,934,933
Restricted cash	887,497	645,826
Investments in unconsolidated real estate ventures (Note 4)	9,741,389	9,632,360
Other assets, net	1,155,497	797,285
Intangible assets, net of accumulated amortization	2,159,447	1,014,552
Total assets	$203,839,626	$90,871,578
LIABILITIES AND EQUITY
Secured debt, net	$105,440,486	$47,856,858
Accounts payable and accrued liabilities	2,838,895	1,194,900
Distributions payable	588,351	225,507
Due to affiliates	463,597	725,621
Total liabilities	109,331,329	50,002,886
Commitments and contingencies (Note 7)
Redeemable common stock	1,218,807	329,158
Equity:
Strategic Storage Trust VI, Inc. equity:
Preferred Stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Class P Common stock, $0.001 par value; 30,000,000 shares authorized; 10,696,527 and 5,062,804 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	10,697	5,063
Class A Common stock, $0.001 par value; 300,000,000 shares authorized; 573,628 and no shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	574	—
Class T Common stock, $0.001 par value; 300,000,000 shares authorized; 668,406 and no shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	668	—
Class W Common stock, $0.001 par value; 70,000,000 shares authorized; 86,522 and no shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	87	—

Additional paid-in capital	101,492,784	40,737,265
Distributions	(3,513,726)	(985,132)
Accumulated deficit	(8,016,099)	(2,985,345)
Total Strategic Storage Trust VI, Inc. equity	89,974,985	36,771,851
Noncontrolling interests in our Operating Partnership	3,314,505	3,767,683
Total equity	93,289,490	40,539,534
Total liabilities and equity	$203,839,626	$90,871,578

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Self storage rental revenue	$1,842,784	$127,847	$2,781,172	$127,847
Ancillary operating revenue	30,334	8,816	44,906	8,816
Total revenues	1,873,118	136,663	2,826,078	136,663
Operating expenses:
Property operating expenses	934,796	90,754	1,413,069	90,754
Property operating expenses – affiliates	442,865	41,341	677,247	41,341
General and administrative	560,536	226,488	1,031,086	226,488
Depreciation	1,067,282	94,358	1,598,322	94,358
Intangible amortization expense	470,289	41,850	696,794	41,850
Acquisition expense – affiliates	127,024	88,256	257,162	88,256
Other property acquisition expenses	221,664	251,517	543,332	251,517
Total operating expenses	3,824,456	834,564	6,217,012	834,564
Operating loss	(1,951,338)	(697,901)	(3,390,934)	(697,901)
Other income (expense):
Interest expense	(780,683)	(132,102)	(1,189,976)	(132,102)
Interest expense – debt issuance costs	(504,041)	—	(587,688)	—
Equity in loss of unconsolidated affiliate	—	(56,943)	—	(57,104)
Other	(644)	406	(1,352)	406
Foreign currency adjustment	(313,113)	(23,329)	(163,835)	(23,329)
Net loss	(3,549,819)	(909,869)	(5,333,785)	(910,030)
Net loss attributable to the noncontrolling interests in our Operating Partnership	169,197	253,865	303,031	253,865
Net loss attributable to Strategic Storage Trust VI, Inc. common stockholders	$(3,380,622)	$(656,004)	$(5,030,754)	$(656,165)
Net loss per Class P share—basic and diluted	$(0.31)	$(0.70)	$(0.55)	$(1.40)
Net loss per Class A share—basic and diluted	$(0.31)	$—	$(0.55)	$—
Net loss per Class T share—basic and diluted	$(0.31)	$—	$(0.55)	$—
Net loss per Class W share—basic and diluted	$(0.31)	$—	$(0.55)	$—
Weighted average Class P shares outstanding—basic and diluted	10,636,369	930,945	8,948,264	468,152
Weighted average Class A shares outstanding—basic and diluted	181,845	—	91,425	—
Weighted average Class T shares outstanding—basic and diluted	111,933	—	56,276	—
Weighted average Class W shares outstanding—basic and diluted	29,278	—	14,706	—

See notes to consolidated financial statements.

Strategic Storage Trust VI, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stock											Total
	Class P		Class A		Class T		Class W					Strategic	Noncontrolling
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Storage Trust VI, Inc. Equity	Interests in our Operating Partnership	Total Equity	Redeemable Common Stock
Balance as of January 1, 2021	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$—	$—	$—	$—
Gross proceeds from issuance of common stock	5,666	6	—	—	—	—	—	—	50,994	—	—	51,000	2,000	53,000	—
Offering costs	—	—	—	—	—	—	—	—	(50,994)	—	—	(50,994)	—	(50,994)	—
Distributions	—	—	—	—	—	—	—	—	—	(15)	—	(15)	—	(15)	—
Net loss attributable to Strategic Storage Trust VI, Inc.	—	—	—	—	—	—	—	—	—	—	(161)	(161)	—	(161)	—
Balance as of March 31, 2021	5,666	6	—	—	—	—	—	—	—	(15)	(161)	(170)	2,000	1,830	—
Gross proceeds from issuance of common stock	1,936,508	1,936	—	—	—	—	—	—	17,501,874	—	—	17,503,810	—	17,503,810	—
Offering costs	—	—	—	—	—	—	—	—	(2,909,726)	—	—	(2,909,726)	—	(2,909,726)	—
Noncontrolling interest assumed in consolidation of Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	4,574,294	4,574,294	—
Changes to redeemable common stock	—	—	—	—	—	—	—	—	(25,330)	—	—	(25,330)	—	(25,330)	25,330
Distributions	—	—	—	—	—	—	—	—	—	(116,037)	—	(116,037)	—	(116,037)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	(45,941)	(45,941)	—
Issuance of shares for distribution reinvestment plan	2,895	3	—	—	—	—	—	—	25,327	—	—	25,330	—	25,330	—
Net loss attributable to Strategic Storage Trust VI, Inc.	—	—	—	—	—	—	—	—	—	—	(656,004)	(656,004)	—	(656,004)	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	(253,865)	(253,865)	—
Balance as of June 30, 2021	1,945,069	$1,945	—	$—	—	$—	—	$—	$14,592,145	$(116,052)	$(656,165)	$13,821,873	$4,276,488	$18,098,361	$25,330

See notes to consolidated financial statements.

Strategic Storage Trust VI, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (Continued)

(Unaudited)

	Common Stock											Total
	Class P		Class A		Class T		Class W					Strategic	Noncontrolling
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Storage Trust VI, Inc. Equity	Interests in our Operating Partnership	Total Equity	Redeemable Common Stock
Balance as of December 31, 2021	5,062,804	$5,063	—	$—	—	$—	—	$—	$40,737,265	$(985,132)	$(2,985,345)	$36,771,851	$3,767,683	$40,539,534	$329,158
Gross proceeds from issuance of common stock	5,430,060	5,430	—	—	—	—	—	—	52,604,231	—	—	52,609,661	—	52,609,661	—
Offering costs	—	—	—	—	—	—	—	—	(4,695,057)	—	—	(4,695,057)	—	(4,695,057)	—
Changes to redeemable common stock	—	—	—	—	—	—	—	—	(268,630)	—	—	(268,630)	—	(268,630)	268,630
Distributions	—	—	—	—	—	—	—	—	—	(892,243)	—	(892,243)	—	(892,243)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	(67,840)	(67,840)	—
Issuance of shares for distribution reinvestment plan	28,737	29	—	—	—	—	—	—	268,601	—	—	268,630	—	268,630	—
Net loss attributable to Strategic Storage Trust VI, Inc.	—	—	—	—	—	—	—	—	—	—	(1,650,132)	(1,650,132)	—	(1,650,132)	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	(133,834)	(133,834)	—
Balance as of March 31, 2022	10,521,601	10,522	—	—	—	—	—	—	88,646,410	(1,877,375)	(4,635,477)	82,144,080	3,566,009	85,710,089	597,788
Gross proceeds from issuance of common stock	109,890	110	572,182	572	668,360	668	86,436	86	14,445,929	—	—	14,447,365	—	14,447,365	—
Offering costs	—	—	—	—	—	—	—	—	(1,612,400)	—	—	(1,612,400)	—	(1,612,400)	—
Changes to redeemable common stock	—	—	—	—	—	—	—	—	(621,019)	—	—	(621,019)	—	(621,019)	621,019
Distributions	—	—	—	—	—	—	—	—	—	(1,636,351)	—	(1,636,351)	—	(1,636,351)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	(82,307)	(82,307)	—
Issuance of shares for distribution reinvestment plan	65,036	65	196	1	46	—	86	1	620,952	—	—	621,019	—	621,019	—
Issuance of restricted stock	—	—	1,250	1	—	—	—	—	—	—	—	1	—	1	—
Stock based compensation expense	—	—	—	—	—	—	—	—	12,912	—	—	12,912	—	12,912	—
Net loss attributable to Strategic Storage Trust VI, Inc.	—	—	—	—	—	—	—	—	—	—	(3,380,622)	(3,380,622)	—	(3,380,622)	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	(169,197)	(169,197)	—
Balance as of June 30, 2022	10,696,527	$10,697	573,628	$574	668,406	$668	86,522	$87	$101,492,784	$(3,513,726)	$(8,016,099)	$89,974,985	$3,314,505	$93,289,490	$1,218,807

See notes to consolidated financial statements.

STrategic Storage Trust VI, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(5,333,785)	$(910,030)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,295,116	136,208
Amortization of debt issuance costs	587,688	—
Interest payment added to debt principal	—	51,297
Stock based compensation expense related to issuance of restricted stock	12,912	—
Unrealized foreign currency adjustment	163,835	23,329
Changes in operating assets and liabilities:
Other assets, net	(217,628)	9,263
Accounts payable and accrued liabilities	750,254	82,599
Due to affiliates	(194,024)	(554,610)
Net cash used in operating activities	(1,935,632)	(1,161,944)
Cash flows from investing activities:
Purchase of real estate facilities	(107,891,695)	(7,904,327)
Additions to real estate facilities	(293,960)	(9,238)
Deposits on acquisitions of real estate facilities	(160,000)	(326,951)
Investments in unconsolidated real estate ventures	(259,972)	(88,446)
Net cash used in investing activities	(108,605,627)	(8,328,962)
Cash flows from financing activities:
Proceeds from issuance of secured debt	88,637,702	—
Repayment of secured debt	(30,608,851)	—
Prepaid debt issuance costs	—	(84,769)
Debt issuance costs	(1,100,911)	—
Gross proceeds from issuance of common stock	67,831,027	18,236,810
Offering costs	(6,193,648)	(2,592,354)
Distributions paid to common stockholders	(1,279,865)	(24,770)
Distributions paid to noncontrolling interest in our Operating Partnership	(146,383)	(45,941)
Net cash provided by financing activities	117,139,071	15,488,976
Net change in cash, cash equivalents and restricted cash	6,597,812	5,998,070
Cash, cash equivalents and restricted cash, beginning of year	4,580,759	—
Cash, cash equivalents and restricted cash, end of period	$11,178,571	$5,998,070
Supplemental disclosures and non-cash transactions:
Cash paid for interest	$839,672	$—
Deposits applied to purchase of real estate	$—	$200,000
Real estate assumed in consolidation of Operating Partnership	$—	$16,284,439
Investment in unconsolidated real estate venture assumed in consolidation of Operating Partnership	$—	$3,711,918
Debt assumed in consolidation of Operating Partnership	$—	$14,237,599
Non controlling interest assumed in connection with consolidation of Operating Partnership	$—	$4,574,294
Distribution payable to noncontrolling interest in our Operating Partnership assumed in consolidation of Operating Partnership	$—	$22,594
Accounts payable, accrued liabilities and due to affiliate assumed in consolidation of Operating Partnership	$—	$1,318,303
Proceeds from issuance of common stock in accounts payable and accrued liabilities	$(1,124,000)	$(680,000)
Offering costs included in accounts payable and accrued liabilities	$466,781	$368,366
Issuance of shares pursuant to distribution reinvestment plan	$889,649	$25,330
Distributions payable to common stockholders	$561,217	$65,952
Distributions payable to noncontrolling interests in our Operating Partnership	$27,134	$22,594

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

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

In connection with the Public Offering, defined below, we filed articles of amendment to our Charter (the “Articles of Amendment”) and articles supplementary to our Charter (the “Articles Supplementary”). Following the filing of the Articles of Amendment and the Articles Supplementary, we authorized 30,000,000 shares of common stock designated as Class P shares, 300,000,000 shares of common stock designated as Class A shares, 300,000,000 shares of common stock designated as Class T shares, and 70,000,000 shares of common stock designated as Class W shares. Any common stock sold in the Private Offering were redesignated as Class P common stock upon the filing of the Articles of Amendment. On May 28, 2021, we filed a Form S-11 Registration Statement, which was subsequently amended, with the Securities and Exchange Commission (“SEC”) to register a maximum of $1,000,000,000 in shares of Class A, Class T, and Class W common stock for sale to the public (the “Primary Offering”) and $95,000,000 in shares of Class A, Class T, and Class W common stock for sale pursuant to our distribution reinvestment plan (collectively, the “Public Offering”). On March 17, 2022, the SEC declared our registration statement effective and the primary portion of our Private Offering was terminated.

As of June 30, 2022, approximately 10.6 million shares of Class P common stock have been sold in the Private Offering for gross offering proceeds of approximately $100.7 million. As of June 30, 2022, approximately 0.6 million Class A shares, approximately 0.7 million Class T shares and approximately 0.1 million Class W shares had been sold in the Public Offering for gross offering proceeds of approximately $5.9 million, approximately $6.7 million and approximately $0.8 million, respectively. Through our distribution reinvestment plan, we have issued approximately 130,000 Class P shares, approximately 200 Class A shares, approximately 50 Class T shares and approximately 90 Class W shares for gross proceeds of approximately $1.2 million.

We have invested the net proceeds from our Private Offering and Public Offering primarily in self storage facilities consisting of both income-producing and growth properties located in the United States and Canada. As of June 30, 2022, we owned 11 operating self storage properties located in seven states (Arizona, Delaware, Florida, Nevada, Oregon, Pennsylvania and Washington) as well as 50% equity interests in two unconsolidated real estate ventures located in the Greater Toronto Area that are intended to be developed into self storage facilities, with subsidiaries of SmartCentres Real Estate Investment Trust (“SmartCentres”) owning the other 50% of such entity. For more information, see Note 3 - Real Estate Facilities and Note 4 - Investment in Unconsolidated Real Estate Ventures.

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

On March 10, 2021, SmartStop OP, L.P. (“SmartStop OP”), an affiliate of our Sponsor and the operating partnership of SmartStop, contributed $5.0 million to our Operating Partnership, in exchange for 549,451 units of limited partnership interest in our Operating Partnership (the “OP Investment”). The OP Investment was made net of sales commissions and dealer manager fees, but without giving effect to the early investor discounts available to purchasers of shares in the Private Offering. At the effective time of the OP Investment, SmartStop OP was admitted as a limited partner to our Operating Partnership. As of June 30, 2022, SmartStop OP’s investment in our Operating Partnership represented approximately 4% of the outstanding units of limited partnership interest.

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

Principles of Consolidation

Our financial statements, and the financial statements of our Operating Partnership, including its wholly-owned subsidiaries, are consolidated in the accompanying consolidated financial statements. The portion of these entities not wholly-owned by us is presented as noncontrolling interests. All intercompany accounts and transactions have been eliminated in consolidation. Please see consolidation considerations section below.

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

As of June 30, 2022, we had not entered into any other contracts/interests that would be deemed to be variable interests in VIEs other than our joint ventures with SmartCentres, which are accounted for under the equity method of accounting. Please see Note 4 - Investments in Unconsolidated Real Estate Ventures. Other than the entities noted above, we do not currently have any material relationships with unconsolidated entities or financial partnerships.

Equity Investments

Under the equity method, our investments are stated at cost and adjusted for our share of net earnings or losses and reduced by distributions. Equity in earnings will generally be recognized based on our ownership interest in the earnings of each of the unconsolidated investments.

Noncontrolling Interest in Consolidated Entities

We account for the noncontrolling interest in our Operating Partnership in accordance with the related accounting guidance. Due to our control through our general partnership interest in our Operating Partnership and the limited rights of the limited partner, our Operating Partnership, including its wholly-owned subsidiary, was consolidated by us beginning May 1, 2021, and the limited partner interest is reflected as a noncontrolling interest in the accompanying consolidated balance sheets. The noncontrolling interest shall be attributed its share of income and losses, even if that attribution results in a deficit noncontrolling interest balance.

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

The value of the tangible assets, consisting of land and buildings, is determined as if vacant. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. We recorded approximately $1.8 million and $0.4 million, in intangible assets to recognize the value of in-place leases related to our acquisitions during the six months ended June 30, 2022 and 2021, respectively. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent.

Allocation of purchase price to acquisitions of facilities are allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available.

Acquisitions that do not meet the definition of a business, as defined under current GAAP, are accounted for as asset acquisitions. During the six months ended June 30, 2022 and 2021, our acquisitions did not meet the definition of a business because substantially all of the fair value was concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) or because the acquisition did not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. As a result, once an acquisition is deemed probable, transaction costs are capitalized rather than expensed. During the six months ended June 30, 2022 and 2021, our acquisitions did not meet the definition of a business, and we capitalized approximately $1.7 million and $0.1 million, respectively, of acquisition-related transaction costs.

During each of the three months ended June 30, 2022 and 2021, we expensed approximately $0.3 million of acquisition-related transaction costs that did not meet our capitalization policy. During the six months ended June 30, 2022 and 2021, we expensed approximately $0.8 million and $0.3 million, respectively, of acquisition-related transaction costs that did not meet our capitalization policy during the respective periods.

Evaluation of Possible Impairment of Long-Lived Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets, including those held through joint ventures, may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. For the three and six months ended June 30, 2022 and 2021, no impairment losses were recognized.

Advertising Costs

Advertising costs are included in property operating expenses and general and administrative expenses, depending on the nature of the expense, in the accompanying consolidated statement of operations. These costs are expensed in the period in which the cost is incurred. The Company incurred advertising costs of approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2022, respectively, and $20,000 for each of the three and six months ended June 30, 2021.

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

Foreign Currency Translation

For non-U.S. functional currency operations, assets and liabilities are translated to U.S. dollars at current exchange rates. Revenues and expenses are translated at the average rate for the period. Transactions denominated in a currency other than the functional currency of the related operations are recorded at rates of exchange in effect at the date of the translation. Changes in investments classified as short term in accordance with GAAP are recorded in foreign currency adjustments in the accompanying Statements of Operations.

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place leases. We are amortizing in-place leases on a straight-line basis over 18 months, the estimated average rental period for the leases. As of June 30, 2022, the gross amounts allocated to in-place lease intangibles were approximately $3.2 million and accumulated amortization of in-place lease intangibles totaled approximately $1.0 million. As of December 31, 2021, the gross amounts allocated to in-place lease intangibles were approximately $1.3 million and accumulated amortization of in-place lease intangibles totaled approximately $0.3 million.

The total estimated future amortization expense of intangible assets for the years ending December 31, 2022 and 2023 is approximately $1.0 million and $1.2 million, respectively.

Debt Issuance Costs

The net carrying value of costs incurred in connection with obtaining non revolving debt are presented on the consolidated balance sheets as a reduction of the related debt. Debt issuance costs are amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of June 30, 2022 and December 31, 2021, accumulated amortization of debt issuance costs related to non revolving debt totaled approximately $0.3 million and $0.1 million, respectively. For the three and six months ended June 30, 2022, we expensed approximately $0.3 million in debt issuance cost related to the Huntington Credit Facility.

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

Our Dealer Manager enters into participating dealer agreements with certain other broker-dealers which authorize them to sell our shares. Upon sale of our shares by such broker-dealers, our Dealer Manager will re-allow all of the sales commissions and, subject to certain limitations, the stockholder servicing fees paid in connection with sales made by these broker-dealers. Our Dealer Manager may also re-allow to these broker-dealers a portion of their dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by our Dealer Manager, payment of attendance fees required for employees of our Dealer Manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution-related expenses. Our Dealer Manager will also receive reimbursement of bona fide due diligence expenses; however, to the extent these due diligence expenses cannot be justified, any excess over actual due diligence expenses would have been considered underwriting compensation subject to a 10% FINRA limitation and, when aggregated with all other non-accountable expenses in connection with our Public Offering, may not exceed 3% of gross offering proceeds from sales in the Public Offering. We record a liability within Accounts Payable and Accrued Liabilities for the future estimated stockholder and dealer manager servicing fees and a reduction to additional paid-in capital at the time of sale of the Class T and Class W shares as an offering cost.

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

In addition, current accounting guidance requires, among other things, that financial instruments that represent a mandatory obligation of us to repurchase shares be classified as liabilities and reported at settlement value. For the six months ended June 30, 2022 and 2021, we did not receive any redemption requests.

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

The carrying amounts of cash and cash equivalents, restricted cash, other assets, variable-rate debt, accounts payable and accrued liabilities, distributions payable and amounts due to affiliates are expected to approximate fair value.

The table below summarizes our fixed rate notes payable at June 30, 2022 and December 31, 2021. The estimated fair value of financial instruments are subjective in nature and are dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate notes payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

	June 30, 2022		December 31, 2021
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Secured Debt	$4,700,000	$4,800,000	$4,850,000	$4,800,000

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

Note 3. Real Estate Facilities

The following summarizes the activity in real estate facilities during the six months ended June 30, 2022:

Real estate facilities
Balance at December 31, 2021	$75,356,725
Facility acquisitions	106,050,006
Improvements and additions	200,363
Balance at June 30, 2022	$181,607,094
Accumulated depreciation
Balance at December 31, 2021	$(597,090)
Depreciation expense	(1,585,866)
Balance at June 30, 2022	$(2,182,956)

The following table summarizes the purchase price allocations for our acquisitions during the six months ended June 30, 2022:

Property	Acquisition Date	Real Estate Assets	Intangibles	Total(1)	2022 Revenue(2)	2022 Property Operating Income(2)(3)
Vancouver – WA	03/29/22	$24,612,304	$655,415	$25,267,719	$267,746	$148,926
Portland – OR	03/31/22	$14,916,544	$256,765	$15,173,309	$138,539	$24,840
Newark– DE	04/26/22	$20,004,449	$243,259	$20,247,708	$86,699	$20,099
Levittown – PA	04/26/22	$21,164,957	$260,555	$21,425,512	$88,159	$11,170
Chandler – AZ	05/17/22	$25,351,752	$425,695	$25,777,447	$96,918	$40,411
		$106,050,006	$1,841,689	$107,891,695	$678,061	$245,446

(1)
The allocations noted above are based on a determination of the relative fair value of the total consideration provided and represent the amount paid for the transaction, including capitalized acquisition costs.
(2)
The operating results of the facilities acquired above have been included in our consolidated statements of operations since their respective acquisition date.
(3)
Property operating income excludes corporate general and administrative expenses, asset management fees, depreciation, amortization, and acquisition expenses.

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

The Company's investments in unconsolidated real estate ventures is summarized as follows:

					Carrying Value of Investment
	Location	Date Real Estate Venture Acquired Land	Real Estate Venture Status	Equity Ownership %	June 30, 2022	December 31, 2021
Toronto	Toronto, Ontario	April 2021	Under development	50%	$3,743,981	$3,750,217
Toronto II	Toronto, Ontario	December 2021	Under development	50%	5,997,408	5,882,143
					$9,741,389	$9,632,360

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

Note 5. Secured Debt

The Company’s secured debt is summarized as follows:

Secured Debt	June 30, 2022	December 31, 2021	Interest Rate	Maturity Date
Huntington Credit Facility	$95,091,351	$37,062,500	4.21%	11/30/2024
Skymar Las Vegas Loan	4,800,000	4,800,000	4.125%	8/1/2024
SmartStop Delayed Draw Mezzanine Loan	6,800,000	6,800,000	4.79%	12/30/2022
Debt issuance costs, net	(1,250,865)	(805,642)
Total Secured Debt	$105,440,486	$47,856,858

The weighted average interest rate on our consolidated debt as of June 30, 2022 was approximately 4.29%.

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

Under the terms of the Credit Agreement, the Borrower has a maximum borrowing capacity of $50 million (the “Huntington Credit Facility”). However, certain financial requirements with respect to both the Borrower and the “Pool” of “Mortgaged Properties” (as each term is defined in the Credit Agreement) must be satisfied prior to making any drawdowns on the Huntington Credit Facility in accordance with the Credit Agreement. At close, we borrowed approximately $22.4 million on the Huntington Credit Facility, secured by a first mortgage deed of trust on the Surprise, Phoenix and Phoenix II Properties. In conjunction with the initial draw on the Huntington Credit Facility, the Huntington Loan was repaid and terminated in accordance with the Huntington Loan Agreement without any fees or penalties. On December 30, 2021, in conjunction with the acquisitions of the Bradenton Property and Apopka Property, we borrowed an additional approximately $14.7 million pursuant to the Huntington Credit Facility and the Bradenton and Apopka Properties were added as security. On April 26, 2022, the Vancouver Property was added as security to the Huntington Credit Facility and we borrowed approximately $12.9 million.

On May 17, 2022, we entered into an amendment and joinder to amend the Huntington Credit Facility (the “Second Amendment”). Under the terms of the Second Amendment, we increased our borrowing capacity by $50 million for a total borrowing capacity of $100 million. In conjunction with the increase of the maximum borrowing capacity we drew approximately $14.5 million on the Huntington Credit Facility to acquire the Chandler Property and the property was added as security. On May 26, 2022, we borrowed approximately $30.6 million on the Huntington Credit Facility, secured by a first mortgage deed of trust on the Levittown, Newark and Portland Properties. In conjunction with the May 26, 2022 draw on the Huntington Credit Facility, the Huntington Bridge Loan (described below) was repaid and terminated in accordance with the Huntington Bridge Loan Agreement without any fees or penalties.

The Huntington Credit Facility is a term loan that has a maturity date of November 30, 2024, which may, in certain circumstances, be extended at the option of the Borrower until November 30, 2026. Payments due under the Huntington Credit Facility are interest-only during the initial term of the loan.

The amounts outstanding under the Huntington Credit Facility bear interest at a variable rate equal to Secured Overnight Financing Rate (“SOFR”) plus 2.61%, adjusted monthly, with a floor of 3.25%. As of June 30, 2022, the interest rate on the Huntington Credit Facility was 4.21%. The loan may be prepaid in whole, but not in part, at any time, subject to certain conditions as set forth in the Credit Agreement.

The Credit Agreement contains certain customary representations and warranties, affirmative, negative and financial covenants, borrowing conditions, and events of default. We serve as a limited recourse guarantor with respect to the Huntington Credit Facility. In particular, the financial covenants include a minimum debt service coverage ratio and minimum net worth and liquid assets requirements applicable to us and our Operating Partnership as guarantors. As of June 30, 2022, we are in compliance with all such covenants.

Huntington Bridge Loan

On April 26, 2022, in connection with the acquisition of the Levittown and Newark Properties, we, through an indirect, wholly-owned subsidiary of our Operating Partnership, entered into a term loan agreement (the “Huntington Bridge Loan Agreement”) with Huntington National Bank, for approximately $30.6 million (the “Huntington Bridge Loan”). The Huntington Bridge Loan was secured by a deed of trust on the Levittown, Newark and Portland Properties. We and our Operating Partnership served as limited guarantors with respect to the Huntington Bridge Loan. The interest rate on the Huntington Bridge Loan was equal to Secured Overnight Financing Rate (“SOFR”) plus 2.61%, adjusted monthly, with a floor of 3.25%. Payments on the Huntington Bridge Loan were interest only until July 25, 2022, which was the initial maturity date. On May 26, 2022, in connection with a draw on the Huntington Credit Facility, the Huntington Bridge Loan was repaid and terminated in accordance with the Huntington Bridge Loan Agreement without fees or penalties.

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

The interest rate on the SmartStop Delayed Draw Mezzanine Loan is a variable rate equal to LIBOR plus 3%. Payments are interest only until December 30, 2022, which is the initial maturity date. We may, in certain circumstances, extend the ultimate maturity date of the SmartStop Delayed Draw Mezzanine Loan through December 30, 2023 upon written notice to SmartStop OP, in which event the interest rate will increase to LIBOR plus 4% per annum. As of June 30, 2022, the interest rate on the SmartStop Delayed Draw Mezzanine Loan was 4.79%. The SmartStop Delayed Draw Mezzanine Loan

may be prepaid in whole or in part at any time without fees or penalty and, in certain circumstances, equity interests securing the SmartStop Delayed Draw Mezzanine Loan may be released from the pledge of collateral.

On July 8, 2022, in connection with the acquisition of the St. Johns Property, we amended the SmartStop Delayed Draw Mezzanine Loan to allow for the addition of the St. Johns Property and we drew an additional $7.2 million pursuant to the SmartStop Delayed Draw Mezzanine Loan. The proceeds were used to partially fund the acquisition of the St. Johns Property. See Note 10 - Subsequent Events.

The following table presents the future principal payment requirements on our outstanding secured debt as of June 30, 2022:

2022	$6,800,000
2023	—
2024	99,891,351
Thereafter	—
Total payments	106,691,351
Debt issuance costs, net	(1,250,865)
Total	$105,440,486

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

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the year ended December 31, 2021 and the six months ended June 30, 2022, as well as any related amounts payable as of December 31, 2021 and June 30, 2022:

	Year Ended December 31, 2021			Six Months Ended June 30, 2022
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Operating expenses (including organizational costs)	$1,120,374	$997,903	$122,471	$889,680	$664,803	$347,348
Asset management fees	178,282	156,138	22,144	474,540	496,684	—
Property management fees	96,505	88,300	8,205	202,707	210,912	—
Transfer Agent expenses	42,949	42,949	—	105,536	101,174	4,362
Acquisition expenses (1)	662,957	551,302	111,655	277,843	345,611	43,887
Capitalized
Acquisition related (2)	1,442,319	1,046,673	395,646	2,821,625	3,149,271	68,000
Additional Paid-in Capital
Offering costs	501,712	436,212	65,500	50,000	115,500	—
Total	$4,045,098	$3,319,477	$725,621	$4,821,931	$5,083,955	$463,597

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

In order to protect the interest of the Property Manager in receiving these revenues in light of the fact that we control the properties and, hence, the ability of the Property Manager to receive such revenues, we and an affiliate of our Property Manager agreed to transfer our respective rights in such revenue to a joint venture entity owned 0.1% by our TRS subsidiary and 99.9% by our Property Manager’s affiliate (the “PM Affiliate”). Under the terms of the operating agreement of the joint venture entity, dated March 8, 2021 (the “JV Agreement”), our TRS receives 0.1% of the net revenues generated from such Tenant Programs and the PM Affiliate receives the other 99.9% of such net revenues. The JV Agreement further provides, among other things, that if a member or its affiliate terminates all or substantially all of the property management agreements or defaults in its material obligations under the JV Agreement or undergoes a change of control, as defined, (the “Triggering Member”), the other member generally shall have the right (but not the obligation) to either (i) sell all of its interest in the joint venture to the Triggering Member at fair market value (as agreed upon or as determined under an appraisal process) or (ii) purchase all of the Triggering Member’s interest in the joint venture at 95% of fair market value. For the six months ended June 30, 2022 and 2021, an affiliate of our Property Manager received net revenue from this joint venture of approximately $145,000 and $15,000, respectively.

Storage Auction Program

Our Sponsor owns a minority interest in a company that owns 50% of an online auction company (the “Auction Company”) that serves as a web portal for self storage companies to post their auctions for the contents of abandoned storage units online instead of using live auctions conducted at the self storage facilities. The Auction Company receives a service fee for such services. During the six months ended June 30, 2022 and 2021, we paid approximately $1,200 and none in fees to the Auction Company related to our properties, respectively. Our properties will receive the proceeds from such online auctions.

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

As of June 30, 2022, we have sold approximately 130,000 Class P shares, 200 Class A shares, 50 Class T shares and 90 Class W shares through our distribution reinvestment plan offering.

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

Note 8. Declaration of Distributions

Cash Distribution Declaration

On June 23, 2022, our board of directors declared a daily distribution rate of approximately $0.001644 per day per share on the outstanding shares of common stock payable to Class A, Class T, Class W and Class P stockholders of record of such shares as shown on our books at the close of business on each day of the period commencing on July 1, 2022 and ending September 30, 2022. In connection with this distribution, for the stockholders of Class T shares, after the stockholder servicing fee is paid, approximately $0.001370 per day will be paid per Class T share and for the stockholders of Class W shares, after the dealer manager servicing fee is paid, approximately $0.001515 per day will be paid per Class W share. Such distributions payable to each stockholder of record during a month will be paid the following month.

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

Upon closing, the Hamilton Land will be owned by a limited partnership (the “Hamilton Limited Partnership”), in which we (through our subsidiaries) and SmartCentres (through its subsidiaries) will each be a 50% limited partner and each have an equal ranking general partner in the Hamilton Limited Partnership. It is intended that the Hamilton Limited Partnership develops a self storage facility on the land. At closing, we (through our subsidiaries) will subscribe for 50% of the units in the Hamilton Limited Partnerships at an agreed upon subscription price of approximately CAD $750,000, representing contributions equivalent to 50% of the agreed upon fair market value of the land. We expect the acquisition of the Hamilton Land to close in the first half of 2023. Construction is expected to commence following the closing of the acquisition. We expect to fund the acquisition of the Hamilton Land with a combination of net proceeds from our offerings and/or potential future debt financing. If we fail to complete the acquisition, we may forfeit CAD $75,000 in earnest money deposits.

Note 10. Subsequent Events

Acquisition of St. Johns Property

On July 8, 2022, we, through an indirect, wholly-owned subsidiary of our Operating Partnership, acquired a self storage facility located in St. Johns, Florida (the “St. Johns Property”) from an unaffiliated third party. The purchase price for the St. Johns Property was approximately $14.4 million, plus closing costs and acquisition fees, which was funded by proceeds from our offerings and a draw on the SmartStop Delayed Draw Mezzanine Loan.

SmartStop Delayed Draw Mezzanine Loan

On July 8, 2022, in connection with the acquisition of the St. Johns Property, we amended the SmartStop Delayed Draw Mezzanine Loan to allow for the addition of the St. Johns Property and we drew approximately $7.2 million pursuant to the SmartStop Delayed Draw Mezzanine Loan. The proceeds of the SmartStop Delayed Draw Mezzanine Loan were used to partially fund the acquisition of the St. Johns Property. The SmartStop Delayed Draw Mezzanine Loan is secured by a pledge of the equity interest in the indirect, wholly-owned subsidiary of our Operating Partnership that owns the St. Johns Property. Our Operating Partnership serves as a non-recourse guarantor with respect to the SmartStop Delayed Draw Mezzanine Loan.

Potential Acquisition of New Westminster Property

On August 3, 2022, one of our subsidiaries entered into a contribution agreement with a subsidiary of SmartCentres, to acquire a tract of land owned by SmartCentres and located in New Westminster, British Columbia (the “New Westminster Land”).

Upon closing, the New Westminster Land will be owned by a limited partnership (the “New Westminster Limited Partnership”), in which we (through our subsidiaries) and SmartCentres (through its subsidiaries) will each be a 50% limited partner and each have an equal ranking general partner in the New Westminster Limited Partnership. It is intended that the New Westminster Limited Partnership develops a self storage facility on the land. At closing, we (through our subsidiaries) will subscribe for 50% of the units in the New Westminster Limited Partnership at an agreed upon subscription price of approximately CAD $3.3 million, representing contributions equivalent to 50% of the agreed upon fair market value of the land. We expect the acquisition of the New Westminster Land to close in the second half of 2023. Construction is expected to commence following the closing of the acquisition. We expect to fund the acquisition of the New Westminster Land with a combination of net proceeds from our offerings and/or potential future debt financing. If we fail to complete the acquisition, we may forfeit CAD $330,000 in earnest money deposits.

Offering Status

As of August 4, 2022, in connection with our offerings we have issued approximately 10.7 million Class P shares for gross offering proceeds of approximately $102.2 million, approximately 0.9 million Class A shares for gross offering proceeds of approximately $9.0 million, approximately 1.5 million Class T shares for gross offering proceeds of approximately $14.9 million and approximately 0.1 million Class W shares for gross offering proceeds of approximately $1.2 million.

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

On February 26, 2021, pursuant to a confidential private placement memorandum, we commenced a private offering of up to $200,000,000 in shares of our common stock and $20,000,000 shares of common stock pursuant to our distribution reinvestment plan. Please see Note 1 of the Notes to the Consolidated Financial Statements contained elsewhere in this report for additional information. The primary portion of our private offering was terminated on March 17, 2022. We received approximately $100.7 million in offering proceeds from the sale of our common stock pursuant to the private offering. Through our distribution reinvestment plan, we have issued approximately 130,000 Class P shares for gross proceeds of approximately $1.2 million.

In connection with the Public Offering, defined below, we filed articles of amendment to our Charter (the “Articles of Amendment”) and articles supplementary to our Charter (the “Articles Supplementary”). Following the filing of the Articles of Amendment and the Articles Supplementary, we authorized 30,000,000 shares of common stock designated as Class P shares, 300,000,000 shares of common stock designated as Class A shares, 300,000,000 shares of common stock designated as Class T shares, and 70,000,000 shares of common stock designated as Class W shares. Any common stock sold in the Private Offering were redesignated as Class P common stock upon the filing of the Articles of Amendment. On May 28, 2021, we filed a Form S-11 Registration Statement, which was subsequently amended, with the Securities and Exchange Commission (“SEC”) to register a maximum of $1,000,000,000 in shares of Class A, Class T, and Class W common stock for sale to the public (the “Primary Offering”) and $95,000,000 in shares of Class A, Class T, and Class W common stock for sale pursuant to our distribution reinvestment plan (collectively, the “Public Offering”). On March 17, 2022, the SEC declared our registration statement effective. As of June 30, 2022, approximately 0.6 million Class A shares, approximately 0.7 million Class T shares and approximately 0.1 million Class W shares had been sold in the Public Offering for gross offering proceeds of approximately $5.9 million, approximately $6.7 million and approximately $0.8 million, respectively. Through our distribution reinvestment plan, we have issued approximately 200 Class A shares, approximately 50 Class T shares and approximately 90 Class W shares for gross proceeds of approximately $3,000.

We have invested the net proceeds from our Private Offering and Public Offering primarily in self storage facilities consisting of both income-producing and growth properties located in the United States and Canada. As of June 30, 2022, we owned 11 operating self storage properties located in seven states (Arizona, Delaware, Florida, Nevada, Oregon, Pennsylvania and Washington) as well as 50% equity interests in two unconsolidated real estate ventures located in the Greater Toronto Area that are intended to be developed into self storage facilities, with subsidiaries of SmartCentres Real Estate Investment Trust (“SmartCentres”) owning the other 50% of such entity.

As of June 30, 2022, our self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)		Rental Income %(4)
Arizona	4	2,840	374,200	43%	81%	(5)	43%
Delaware	1	830	80,700	9%	48%	(5)	6%
Florida	2	1,140	119,900	14%	87%		17%
Nevada	1	335	51,900	6%	91%		9%
Oregon	1	520	56,200	7%	70%	(5)	7%
Pennsylvania	1	810	78,000	9%	49%	(5)	6%
Washington	1	1,090	100,000	12%	82%		12%
	11	7,565	860,900	100%	76%		100%

(1)
Includes all rentable units, consisting of storage units and parking units (approximately 150 units).
(2)
Includes all rentable square feet consisting of storage units and parking units (approximately 77,600 square feet).
(3)
Represents the occupied square feet of all facilities we owned in a state divided by total rentable square feet of all the facilities we owned in such state as of June 30, 2022.
(4)
Represents rental income for all facilities we own in a state divided by our total rental income for the month ended June 30, 2022.
(5)
The Chandler, Newark, Portland and Levittown properties are newly constructed or lease-up properties. The aforementioned properties' occupancy as of their respective acquisition dates and as of June 30, 2022 are as follows:

Property	Acquisition Date	Initial Occupancy %	Physical Occupancy %
Chandler - AZ	5/17/2022	58%	64%
Newark - DE	4/26/2022	27%	48%
Portland - OR	3/31/2022	51%	70%
Levittown - PA	4/26/2022	31%	49%

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

The following table summarizes our investments in unconsolidated real estate ventures as of June 30, 2022:

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

On March 10, 2021, we commenced formal operations and we acquired our first six self storage properties during 2021. As of June 30, 2022 and 2021, we owned 11 and two self storage facilities, respectively.

Our operating results for the three months ended June 30, 2021 include partial period results for the two self storage facilities acquired during the second quarter of 2021. Our operating results for the three months ended June 30, 2022 include full period results for eight properties and partial period results for three properties acquired during the second quarter of 2022. As such, we believe there is little basis for comparison between the three months ended June 30, 2022 and 2021. Operating results in future periods will depend on the results of operations of these properties and the real estate properties that we acquire in the future.

Our operating results for the six months ended June 30, 2021 include partial period results for the two properties acquired during the first six months of 2021. Our operating results for the six months ended June 30, 2022 include full period results for six self storage facilities, and partial period results for five properties acquired during the first six months of 2022. As such, we believe there is little basis for comparison between the six months ended June 30, 2022 and 2021. Operating results in future periods will depend on the results of operations of these properties and the real estate properties that we acquire in the future.

Comparison of the Three Months Ended June 30, 2022 and 2021

Total Revenues

Total revenues for the three months ended June 30, 2022 and 2021 were approximately $1.9 million and approximately $0.1 million, respectively. The increase in total revenue is primarily attributable to a full quarter of operations for eight properties and partial quarter of operations for three properties acquired in the second quarter of 2022, compared to partial quarter of operations for two properties acquired in the second quarter of 2021. We expect total revenues to increase in the future commensurate with our future acquisition activity and lease-up of our non-stabilized properties.

Property Operating Expenses

Property operating expenses for the three months ended June 30, 2022 and 2021 were approximately $0.9 million and approximately $0.1 million, respectively. Property operating expenses include the costs to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses is primarily attributable to a full quarter of operations for eight properties and partial quarter of operations for three properties acquired in the second quarter of 2022, compared to partial quarter of operations for two properties acquired in the second quarter of 2021. We expect property operating expenses to increase in the future as our operational activity increases but decrease as a percentage of total revenues as we lease-up our non-stabilized properties.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the three months ended June 30, 2022 and 2021 were approximately $0.4 million and approximately $0.1 million, respectively. Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses – affiliates is primarily attributable to a full quarter of operations for eight properties and partial quarter of operations for three properties acquired in the second quarter of 2022, compared to partial quarter of operations for two properties acquired in the second quarter of 2021. We expect property operating expenses – affiliates to increase in the future as our operational activity increases.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2022 and 2021 were approximately $0.6 million and approximately $0.2 million, respectively. General and administrative expenses consist primarily of legal expenses, directors’ and officers’ insurance, transfer agent fees, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors related costs. The increase in general and administrative expenses is primarily attributable to an increase in costs commensurate with the increase in our operational activity. We expect general and administrative expenses to increase in the future as our operational activity increases, but decrease as a percentage of total revenue.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended June 30, 2022 and 2021 were approximately $1.5 million and approximately $0.1 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The increase in depreciation and amortization expense is primarily attributable to a full quarter of operations for eight properties and partial quarter of operations for three properties acquired in the second quarter of 2022, compared to partial quarter of operations for two properties acquired in the second quarter of 2021. We expect depreciation and amortization expense to increase in future periods commensurate with our future acquisition activity.

Acquisition Expenses – Affiliates

Acquisition expenses – affiliates for each of the three months ended June 30, 2022 and 2021 were approximately $0.1 million. Acquisition expenses primarily relate to the costs associated with our potential acquisitions prior to the acquisitions becoming probable in accordance with our capitalization policy. We expect acquisition expenses- affiliates to fluctuate in the future commensurate with our acquisition activity.

Other Property Acquisition Expenses

Other property acquisition expenses for the three months ended June 30, 2022 and 2021 were approximately $0.2 million and approximately $0.3 million, respectively. Acquisition expenses primarily relate to the costs associated with our potential acquisitions prior to the acquisitions becoming probable in accordance with our capitalization policy. We expect other property acquisition expenses to fluctuate in the future commensurate with our acquisition activity.

Interest Expense

Interest expense for the three months ended June 30, 2022 and 2021 was approximately $0.8 million and approximately $0.1 million, respectively. Interest expense consists of interest incurred on the loans related to our 11 self storage properties in 2022 compared to two properties in 2021. We expect interest expense to fluctuate in the future commensurate with our future debt level and interest rates.

Interest Expense – Debt Issuance Costs

Interest expense – debt issuance costs for the three months ended June 30, 2022 and 2021 were approximately $0.5 million and none, respectively. Interest expense – debt issuance costs reflects the amortization of fees incurred in connection with obtaining financing. The increase is primarily related to the write off of approximately $0.3 million in debt issuance cost related to the Huntington Credit Facility in accordance with GAAP. We expect interest expense – debt issuance costs to increase commensurate with our future financing activity.

Foreign currency adjustment

Foreign currency adjustment for the three months ended June 30, 2022 and 2021 was approximately $0.3 million and approximately $0.1 million, respectively. Foreign currency adjustment consists of changes in foreign currency related to our investments in unconsolidated real estate ventures, classified as short term in accordance with GAAP. We expect foreign currency adjustment to change in the future based upon changes in exchange rates, as well as future investments in real estate in currencies other than United States dollars, classified as short term in accordance with GAAP.

Comparison of the Six Months Ended June 30, 2022 and 2021

Total Revenues

Total revenues for the six months ended June 30, 2022 and 2021 were approximately $2.8 million and approximately $0.1 million, respectively. The increase in total revenue is primarily attributable to a full period of operations for six properties and partial period of operations for five properties acquired during the first six months of 2022, compared to partial period of operations for two properties acquired during the first six months of 2021. We expect total revenues to increase in the future commensurate with our future acquisition activity and lease-up of our non-stabilized properties.

Property Operating Expenses

Property operating expenses for the six months ended June 30, 2022 and 2021 were approximately $1.4 million and approximately $0.1 million, respectively. Property operating expenses include the costs to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses is primarily attributable to a full period of operations for six properties and partial period of operations for five properties acquired during the first six months of 2022, compared to partial period of operations for two properties acquired during the first six months of 2021. We expect property operating expenses to increase in the future as our operational activity increases but decrease as a percentage of total revenues as we lease-up our non-stabilized properties.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the six months ended June 30, 2022 and 2021 were approximately $0.7 million and approximately $0.1 million, respectively. Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses – affiliates is primarily attributable to a full period of operations for six properties and partial period of operations for five properties acquired during the first six months of 2022, compared to partial period of operations for two properties acquired during the first six months of 2021. We expect property operating expenses – affiliates to increase in the future as our operational activity increases.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2022 and 2021 were approximately $1.0 million and approximately $0.2 million, respectively. General and administrative expenses consist primarily of legal expenses, directors’ and officers’ insurance, transfer agent fees, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors related costs. The increase in general and administrative expenses is primarily attributable to an increase in costs commensurate with the increase in our operational activity. We expect general and administrative expenses to increase in the future as our operational activity increases, but decrease as a percentage of total revenue.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the six months ended June 30, 2022 and 2021 were approximately $2.3 million and approximately $0.1 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The increase in depreciation and amortization expense is primarily attributable to a full period of operations for six properties and partial period of operations for five properties acquired during the first six months of 2022, compared to partial period of operations for two properties acquired during the first six months of 2021. We expect depreciation and amortization expense to increase in future periods commensurate with our future acquisition activity.

Acquisition Expenses – Affiliates

Acquisition expenses – affiliates for the six months ended June 30, 2022 and 2021 were approximately $0.3 million and approximately $0.1 million, respectively. Acquisition expenses primarily relate to the costs associated with our potential acquisitions prior to the acquisitions becoming probable in accordance with our capitalization policy. We expect acquisition expenses - affiliates to fluctuate in the future commensurate with our acquisition activity.

Other Property Acquisition Expenses

Other property acquisition expenses for the six months ended June 30, 2022 and 2021 were approximately $0.5 million and approximately $0.3 million, respectively. Acquisition expenses primarily relate to the costs associated with our potential acquisitions prior to the acquisitions becoming probable in accordance with our capitalization policy. We expect other property acquisition expenses to fluctuate in the future commensurate with our acquisition activity.

Interest Expense

Interest expense for the six months ended June 30, 2022 and 2021 was approximately $1.2 million and approximately $0.1 million, respectively. Interest expense consists of interest incurred on the loans related to our 11 self storage properties in 2022 compared to two properties in 2021. We expect interest expense to fluctuate in the future commensurate with our future debt level and interest rates.

Interest Expense – Debt Issuance Costs

Interest expense – debt issuance costs for the six months ended June 30, 2022 and 2021 were approximately $0.6 million and none, respectively. Interest expense – debt issuance costs reflects the amortization of fees incurred in connection with obtaining financing. The increase is primarily related to the write off of approximately $0.3 million in debt issuance cost related to the Huntington Credit Facility in accordance with GAAP. We expect interest expense – debt issuance costs to increase commensurate with our future financing activity.

Foreign currency adjustment

Foreign currency adjustment for the six months ended June 30, 2022 and 2021 was approximately $0.2 million and approximately $0.1 million, respectively. Foreign currency adjustment consists of changes in foreign currency related to our investments in unconsolidated real estate ventures, classified as short term in accordance with GAAP. We expect foreign currency adjustment to change in the future based upon changes in exchange rates, as well as future investments in real estate in currencies other than United States dollars, classified as short term in accordance with GAAP.

Liquidity and Capital Resources

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the six months ended June 30, 2022 and 2021 is as follows:

	Six Months Ended
	June 30, 2022	June 30, 2021	Change
Net cash flow provided by (used in):
Operating activities	$(1,935,632)	$(1,161,944)	$(773,688)
Investing activities	(108,605,627)	(8,328,962)	(100,276,665)
Financing activities	117,139,071	15,488,976	101,650,095

Cash flows used in operating activities for the six months ended June 30, 2022 and 2021 were approximately $1.9 million and approximately $1.2 million, respectively, a change of approximately $0.8 million. The increase in cash used in our operating activities is primarily the result of increased acquisitions of lease up and non stabilized properties.

Cash flows used in investing activities for the six months ended June 30, 2022 and 2021 were approximately $108.6 million and approximately $8.3 million, respectively, a change of approximately $100.3 million. The increase in cash used in our investing activities is primarily the result of cash used for the purchase of real estate.

Cash flows provided by financing activities for the six months ended June 30, 2022 and 2021 were approximately $117.1 million and approximately $15.5 million, respectively, a change of approximately $101.7 million. The increase in cash provided by our financing activities is primarily the result of an increase in net proceeds raised from our Offering of approximately $46.0 million and a $57.0 million increase in net debt proceeds used to acquire real estate.

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

Distribution Policy and Distributions

We commenced paying distributions to our stockholders in March 2021 and intend to continue to pay regular distributions to our stockholders. From the commencement of paying cash distributions in March 2021, 100% of our cash distributions have been paid from the net proceeds of our Offerings. Until we are generating operating cash flow sufficient to fund distributions to our stockholders, we may decide to make stock distributions or to make distributions using a combination of stock and cash, or to fund some or all of our distributions from the proceeds of our private offering, proceeds of our Public Offering or from borrowings in anticipation of future cash flow, which may reduce the amount of capital we ultimately invest in properties. Because substantially all of our operations will be performed indirectly through our Operating Partnership, our ability to pay distributions depends in large part on our Operating Partnership’s ability to pay distributions to its partners, including to us. In the event we do not have enough cash from operations to fund cash distributions, we may borrow, issue additional securities or sell assets in order to fund the distributions or make the distributions out of net proceeds from our Public Offering. Therefore, it is likely that some or all of the distributions that we make will represent a return of capital to you, at least in the first few years of operation. Though we have no present intention to make in-kind distributions, we are authorized by our charter to make in-kind distributions of readily marketable securities, distributions of beneficial interests in a liquidating trust established for our dissolution and the liquidation of our assets in accordance with the terms of the charter or distributions that meet all of the following conditions: (a) our board of directors advises each stockholder of the risks associated with direct ownership of the property; (b) our board of directors offers each stockholder the election of receiving such in-kind distributions; and (c) in-kind distributions are only made to those stockholders who accept such offer.

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

The following shows our distributions paid and the sources of such distributions for the respective periods presented:

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
Distributions paid in cash — common stockholders	$1,279,865		$24,770
Distributions paid in cash — Operating Partnership unitholders	146,383		62,509
Distributions reinvested	889,649		25,330
Total distributions	$2,315,897		$112,609
Source of distributions
Cash flows provided by operations	$—	0.0%	$—	0.0%
Proceeds from offerings	1,426,248	61.6%	87,279	77.5%
Offering proceeds from distribution reinvestment plan	889,649	38.4%	25,330	22.5%
Total sources	$2,315,897	100.0%	$112,609	100.0%

From our inception through June 30, 2022, we have paid cumulative distributions of approximately $3.0 million, as compared to cumulative net loss attributable to our common stockholders of approximately $8.0 million. For the six months ended June 30, 2022, we paid distributions of approximately $2.3 million, as compared to a net loss attributable to our common stockholders of approximately $5.0 million. Net loss attributable to our common stockholders for the six months ended June 30, 2022, reflects non-cash depreciation and amortization of approximately $2.3 million and acquisition related expenses of approximately $0.8 million. From our inception through June 30, 2022, cumulative net loss attributable to our common stockholders reflects non-cash depreciation and amortization of approximately $3.2 million, and acquisition related expenses of approximately $2.1 million.

For the six months ended June 30, 2021, we paid distributions of approximately $0.1 million, as compared to a net loss attributable to our common stockholders of approximately $0.7 million. Net loss attributable to our common stockholders for the six months ended June 30, 2021 reflects non-cash depreciation and amortization of approximately $0.1 million and acquisition related expenses of approximately $0.3 million.

Indebtedness

As of June 30, 2022, our total indebtedness was approximately $105.4 million which included approximately $101.9 million of variable rate debt and approximately $4.8 million of fixed rate debt, less approximately $1.3 million in net debt issuance costs.

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

Our material cash requirements from known contractual and other obligations primarily relate to the following, for which information on both a short-term and long-term basis is provided in the indicated notes to the consolidated financial statements:

•
Debt — Refer to Note 5 of the Notes to the Consolidated Financial Statements. Future cash payments for interest on debt over the next 12 months is approximately $4.5 million. Future cash payments for maturing debt over the next 12 months is approximately $6.8 million. We expect to meet these future obligations with a combination of proceeds from our offerings, operations and future debt financing.
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

As of June 30, 2022, our total indebtedness was approximately $105.4 million, which included approximately $101.9 million in variable rate debt and approximately $4.8 million in fixed rate debt, less approximately $1.3 million in net debt issuance costs. A change in interest rates on variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase by 100 basis points, the increase in interest would decrease future earnings and cash flows by approximately $1.0 million annually.

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

The following table summarizes future debt maturities and average interest rates on our outstanding debt as of June 30, 2022:

	Payments due during the years ended December 31,
	2022	2023	2024	2025	2026	Thereafter	Total
Variable rate debt	$6,800,000	$—	$95,091,351	$—	$—	$—	$101,891,351
Average interest rate(1)	4.50%	4.21%	4.21%	N/A	N/A	N/A
Fixed rate debt	$—	$—	$4,800,000	$—	$—	$—	$4,800,000
Average interest rate	4.125%	4.125%	4.125%	N/A	N/A	N/A

(1)
Interest expense for the variable rate debt was calculated based on the rate in effect on June 30, 2022.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The following should be read in conjunction with the risk factors set forth in the “Risk Factors” section of our Registration Statement on Form S-11 (SEC Registration No. 333-256598).

We have incurred a net loss to date, have an accumulated deficit and our operations may not be profitable in 2022.

We incurred a net loss attributable to common stockholders of approximately $5.0 million for the six months ended June 30, 2022. Our accumulated deficit was approximately $8.0 million as of June 30, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)
We were previously engaged in a private offering of up to $220.0 million in shares of common stock to accredited investors (as defined in Rule 501 under the Act) pursuant to a confidential private placement memorandum dated February 26, 2021, as amended and supplemented. Our private offering was terminated on March 17, 2022. During the three months ended June 30, 2022, we had sold approximately 0.1 million class P shares in our private offering for gross offering proceeds of approximately $1.1 million. During the three months ended June 30, 2022, through our distribution reinvestment plan, we have issued approximately 65,000 Class P shares for gross proceeds of approximately $0.6 million. As of June 30, 2022, we have received net offering proceeds of approximately $92.5 million from the sale of approximately 10.6 million shares of common stock in the private offering after commissions, fees and expenses. We incurred approximately $8.2 million in sales commissions and dealer manager fees in connection with the private offering. Pacific Oak Capital Markets, LLC was the dealer manager for the private offering. Each of the purchasers of our shares of common stock under our private offering has represented that he or she is an accredited investor. Based upon these representations, we believe that the issuances of our shares of common stock were exempt from the registration requirements pursuant to Rule 506 and Section 4(a)(2) of the Act and Regulation D promulgated thereunder.
(b)
On March 17, 2022, our Offering (SEC File No. 333-256598) of up to $1.0 billion in shares of our common stock in our primary offering was declared effective by the SEC, consisting of three classes of shares: Class A shares for $10.33 per share (up to $450 million in shares), Class T shares for $10.00 per share (up to $450 million in shares), and Class W shares for $9.40 per share (up to $100 million in shares) and up to $95 million in shares pursuant to our distribution reinvestment plan at $9.81 per share for Class A shares, $9.50 per share for Class T shares and $9.40 per share for Class W shares. As of June 30, 2022, we had sold approximately 0.6 million Class A shares for gross offering proceeds of approximately $5.9 million, approximately 0.7 million Class T shares for gross offering proceeds of approximately $6.7 million and approximately 0.1 million Class W shares for gross offering proceeds of approximately $0.8 million pursuant to our Primary Offering. Through our distribution reinvestment plan, we have issued approximately 200 Class A shares, approximately 50 Class T shares and approximately 90 Class W shares for gross proceeds of approximately $3,000. In conjunction with the Private Offering Transaction and the Primary Offering, we have incurred approximately $9.1 million in sales commissions and dealer manager fees (of which approximately $7.0 million was re-allowed to a third party broker-dealer), and approximately $3.2 million in organization and offering costs.
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

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended June 30, 2022 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1

First Articles of Amendment and Restatement of Strategic Storage Trust VI, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11, filed on May 28, 2021, Commission File No. 333-256598

3.2

Amended and Restated Bylaws of Strategic Storage Trust VI, Inc., incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, filed on March 15, 2022, Commission File No. 333-256598

3.3

Articles of Amendment of Strategic Storage Trust VI, Inc., incorporated by reference to Exhibit 3.3 to Pre-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, filed on March 15, 2022, Commission File No. 333-256598

3.4

Articles Supplementary of Strategic Storage Trust VI, Inc., incorporated by reference to Exhibit 3.4 to Pre-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, filed on March 15, 2022, Commission File No. 333-256598

3.5

Second Articles of Amendment of Strategic Storage Trust VI, Inc., incorporated by reference to Exhibit 3.5 to Pre-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, filed on March 15, 2022, Commission File No. 333-256598

4.1

Form of Subscription Agreement and Subscription Agreement Signature Page (included as Appendix A to the prospectus), incorporated by reference to the Company’s prospectus dated March 17, 2022, Commission File No. 333-256598

10.1

Purchase Agreement for Newark Property and Levittown Property, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 12, 2022, Commission File No. 333-256598

10.2	Purchase Agreement for Chandler Property, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 4, 2022, Commission File No. 333-256598

10.3

Syndicated Term Loan Agreement (Bridge Loan) with Huntington National Bank and the co-lenders party thereto, dated April 26, 2022, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 2, 2022, Commission File No. 333-256598

10.4

Promissory Note (Bridge Loan) in favor of Huntington National Bank, dated April 26, 2022, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 2, 2022, Commission File No. 333-256598

10.5

Guaranty of Payment and Recourse Carve-Outs (Bridge Loan) in favor of Huntington National Bank, dated April 26, 2022, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 2, 2022, Commission File No. 333-256598

10.6

Joinder Agreement and Second Amendment to Loan Documents, dated May 17, 2022, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 17, 2022, Commission File No. 333-256598

10.7	Omnibus First Amendment to Mezzanine Loan Documents, dated July 8, 2022

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following Strategic Storage Trust VI, Inc. financial information for the three and six months Ended June 30, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

104*	The cover page from the Strategic Storage Trust VI, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, has been formatted in Inline XBRL.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STORAGE TRUST VI, INC. (Registrant)
Dated: August 8, 2022	By:	/s/ Matt F. Lopez
Matt F. Lopez Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)