Form 10-Q
period 2022-09-30
Strategic Storage Trust VI, Inc.
filed 2022-11-10
CIK 1852575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 4, 2022, there were 10,792,300 outstanding shares of Class P common stock, 1,521,265 outstanding shares of Class A common stock, 2,504,226 outstanding shares of Class T common stock and 173,617 outstanding shares of Class W common stock of the registrant.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The information furnished in the accompanying unaudited consolidated balance sheets and related consolidated statements of operations, comprehensive loss, equity and cash flows reflects all adjustments (consisting of normal and recurring adjustments) that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned consolidated financial statements.

The accompanying consolidated financial statements should be read in conjunction with the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. The accompanying consolidated financial statements should also be read in conjunction with our consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2021 included in our Registration Statement on Form S-11 (SEC Registration No. 333-256598). Our results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2022 (Unaudited)	December 31, 2021
ASSETS
Real estate facilities:
Land	$42,502,207	$10,811,899
Buildings	181,739,851	61,778,581
Site improvements	8,421,447	2,766,245
	232,663,505	75,356,725
Accumulated depreciation	(3,515,950)	(597,090)
	229,147,555	74,759,635
Construction in process	316,345	86,987
Real estate facilities, net	229,463,900	74,846,622
Cash and cash equivalents	4,585,640	3,934,933
Restricted cash	809,533	645,826
Investments in unconsolidated real estate ventures (Note 4)	9,281,382	9,632,360
Other assets, net	1,696,045	797,285
Intangible assets, net of accumulated amortization	3,051,672	1,014,552
Total assets	$248,888,172	$90,871,578
LIABILITIES AND EQUITY
Secured debt, net	$135,557,473	$47,856,858
Accounts payable and accrued liabilities	3,175,054	1,194,900
Distributions payable	703,945	225,507
Due to affiliates	870,800	725,621
Total liabilities	140,307,272	50,002,886
Commitments and contingencies (Note 8)
Redeemable common stock	1,991,057	329,158
Equity:
Strategic Storage Trust VI, Inc.:
Preferred Stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Class P Common stock, $0.001 par value; 30,000,000 shares authorized; 10,769,098 and 5,062,804 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	10,769	5,063
Class A Common stock, $0.001 par value; 300,000,000 shares authorized; 1,214,343 and no shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	1,214	—
Class T Common stock, $0.001 par value; 300,000,000 shares authorized; 2,195,200 and no shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	2,195	—
Class W Common stock, $0.001 par value; 70,000,000 shares authorized; 165,849 and no shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	166	—
Additional paid-in capital	121,796,301	40,737,265
Distributions	(5,494,534)	(985,132)
Accumulated deficit	(12,462,335)	(2,985,345)
Accumulated other comprehensive loss	(302,809)	—
Total Strategic Storage Trust VI, Inc. equity	103,550,967	36,771,851
Noncontrolling interests in our Operating Partnership	3,038,876	3,767,683
Total equity	106,589,843	40,539,534
Total liabilities, temporary equity and equity	$248,888,172	$90,871,578

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Self storage rental revenue	$2,616,424	$448,149	$5,397,596	$575,996
Ancillary operating revenue	25,347	7,217	70,253	16,030
Total revenues	2,641,771	455,366	5,467,849	592,026
Operating expenses:
Property operating expenses	1,143,608	242,722	2,556,677	333,476
Property operating expenses – affiliates	558,360	89,805	1,235,607	131,146
General and administrative	551,885	287,305	1,582,971	513,789
Depreciation	1,342,091	210,018	2,940,413	304,376
Intangible amortization expense	610,992	109,444	1,307,786	151,294
Acquisition expense – affiliates	168,414	124,071	425,576	212,327
Other property acquisition expenses	136,345	176,497	679,677	428,014
Total operating expenses	4,511,695	1,239,862	10,728,707	2,074,422
Operating loss	(1,869,924)	(784,496)	(5,260,858)	(1,482,396)
Other income (expense):
Interest expense	(1,440,811)	(249,145)	(2,630,787)	(381,247)
Interest expense – debt issuance costs	(202,037)	(9,294)	(789,725)	(9,294)
Equity in loss of unconsolidated affiliate	—	—	—	(57,104)
Other	176	344	(1,176)	749
Foreign currency adjustment	(1,114,214)	(112,289)	(1,278,049)	(135,618)
Net loss	(4,626,810)	(1,154,880)	(9,960,595)	(2,064,910)
Net loss attributable to the noncontrolling interests in our Operating Partnership	180,574	205,059	483,605	458,924
Net loss attributable to Strategic Storage Trust VI, Inc. common stockholders	$(4,446,236)	$(949,821)	$(9,476,990)	$(1,605,986)
Net loss per Class P share—basic and diluted	$(0.33)	$(0.37)	$(0.90)	$(1.35)
Net loss per Class A share—basic and diluted	$(0.33)	$—	$(0.90)	$—
Net loss per Class T share—basic and diluted	$(0.33)	$—	$(0.90)	$—
Net loss per Class W share—basic and diluted	$(0.33)	$—	$(0.90)	$—
Weighted average Class P shares outstanding—basic and diluted	10,733,250	2,596,112	9,549,798	1,185,267
Weighted average Class A shares outstanding—basic and diluted	957,515	—	383,363	—
Weighted average Class T shares outstanding—basic and diluted	1,535,885	—	554,899	—
Weighted average Class W shares outstanding—basic and diluted	135,536	—	55,425	—

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(4,626,810)	$(1,154,880)	$(9,960,595)	$(2,064,910)
Other comprehensive loss:
Foreign currency translation adjustment	(295,568)	—	(295,568)	—
Interest rate swap contract loss	(19,085)	—	(19,085)	—
Other comprehensive loss	(314,653)	—	(314,653)	—
Comprehensive loss	(4,941,463)	(1,154,880)	(10,275,248)	(2,064,910)
Comprehensive loss attributable to noncontrolling interests:
Comprehensive loss attributable to the noncontrolling interests in our Operating Partnership	192,418	205,059	495,449	458,924
Comprehensive loss attributable to Strategic Storage Trust VI, Inc. common stockholders	$(4,749,045)	$(949,821)	$(9,779,799)	$(1,605,986)

See notes to consolidated financial statements.

Strategic Storage Trust VI, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND TEMPORARY EQUITY

(Unaudited)

	Common Stock
	Class P		Class A		Class T		Class W						Total
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Loss	Strategic Storage Trust VI, Inc. Equity	Noncontrolling Interests in our Operating Partnership	Total Equity	Redeemable Common Stock
Balance as of January 1, 2021	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Gross proceeds from issuance of common stock	5,666	6	—	—	—	—	—	—	50,994	—	—	—	51,000	2,000	53,000	—
Offering costs	—	—	—	—	—	—	—	—	(50,994)	—	—	—	(50,994)	—	(50,994)	—
Distributions	—	—	—	—	—	—	—	—	—	(15)	—	—	(15)	—	(15)	—
Net loss attributable to Strategic Storage Trust VI, Inc.	—	—	—	—	—	—	—	—	—	—	(161)	—	(161)	—	(161)	—
Balance as of March 31, 2021	5,666	6	—	—	—	—	—	—	—	(15)	(161)	—	(170)	2,000	1,830	—
Gross proceeds from issuance of common stock	1,936,508	1,936	—	—	—	—	—	—	17,501,874	—	—	—	17,503,810	—	17,503,810	—
Offering costs	—	—	—	—	—	—	—	—	(2,909,726)	—	—	—	(2,909,726)	—	(2,909,726)	—
Noncontrolling interest assumed in consolidation of Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	4,574,294	4,574,294	—
Changes to redeemable common stock	—	—	—	—	—	—	—	—	(25,330)	—	—	—	(25,330)	—	(25,330)	25,330
Distributions	—	—	—	—	—	—	—	—	—	(116,037)	—	—	(116,037)	—	(116,037)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	(45,941)	(45,941)	—
Issuance of shares for distribution reinvestment plan	2,895	3	—	—	—	—	—	—	25,327	—	—	—	25,330	—	25,330	—
Net loss attributable to Strategic Storage Trust VI, Inc.	—	—	—	—	—	—	—	—	—	—	(656,004)	—	(656,004)	—	(656,004)	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	(253,865)	(253,865)	—
Balance as of June 30, 2021	1,945,069	1,945	—	—	—	—	—	—	14,592,145	(116,052)	(656,165)	—	13,821,873	4,276,488	18,098,361	25,330
Gross proceeds from issuance of common stock	1,512,411	1,512	—	—	—	—	—	—	14,277,996	—	—	—	14,279,508	5,000	14,284,508	—
Offering costs	—	—	—	—	—	—	—	—	(1,762,156)	—	—	—	(1,762,156)	—	(1,762,156)	—
Changes to redeemable common stock	—	—	—	—	—	—	—	—	(117,116)	—	—	—	(117,116)	—	(117,116)	117,116
Distributions	—	—	—	—	—	—	—	—	—	(327,179)	—	—	(327,179)	—	(327,179)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	(69,348)	(69,348)	—
Issuance of shares for distribution reinvestment plan	12,844	13	—	—	—	—	—	—	117,103	—	—	—	117,116	—	117,116	—
Net loss attributable to Strategic Storage Trust VI, Inc.	—	—	—	—	—	—	—	—	—	—	(949,821)	—	(949,821)	—	(949,821)	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	(205,059)	(205,059)	—
Balance as of September 30, 2021	3,470,324	$3,470	—	$—	—	$—	—	$—	$27,107,972	$(443,231)	$(1,605,986)	$—	$25,062,225	$4,007,081	$29,069,306	$142,446

See notes to consolidated financial statements.

Strategic Storage Trust VI, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND TEMPORARY EQUITY (Continued)

(Unaudited)

	Common Stock
	Class P		Class A		Class T		Class W						Total
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Loss	Strategic Storage Trust VI, Inc. Equity	Noncontrolling Interests in our Operating Partnership	Total Equity	Redeemable Common Stock
Balance as of December 31, 2021	5,062,804	$5,063	—	$—	—	$—	—	$—	$40,737,265	$(985,132)	$(2,985,345)	$—	36,771,851	$3,767,683	$40,539,534	$329,158
Gross proceeds from issuance of common stock	5,430,060	5,430	—	—	—	—	—	—	52,604,231	—	—	—	52,609,661	—	52,609,661	—
Offering costs	—	—	—	—	—	—	—	—	(4,695,057)	—	—	—	(4,695,057)	—	(4,695,057)	—
Changes to redeemable common stock	—	—	—	—	—	—	—	—	(268,630)	—	—	—	(268,630)	—	(268,630)	268,630
Distributions	—	—	—	—	—	—	—	—	—	(892,243)	—	—	(892,243)	—	(892,243)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	(67,840)	(67,840)	—
Issuance of shares for distribution reinvestment plan	28,737	29	—	—	—	—	—	—	268,601	—	—	—	268,630	—	268,630	—
Net loss attributable to Strategic Storage Trust VI, Inc.	—	—	—	—	—	—	—	—	—	—	(1,650,132)	—	(1,650,132)	—	(1,650,132)	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	(133,834)	(133,834)	—
Balance as of March 31, 2022	10,521,601	10,522	—	—	—	—	—	—	88,646,410	(1,877,375)	(4,635,477)	—	82,144,080	3,566,009	85,710,089	597,788
Gross proceeds from issuance of common stock	109,890	110	572,182	572	668,360	668	86,436	86	14,445,929	—	—	—	14,447,365	—	14,447,365	—
Offering costs	—	—	—	—	—	—	—	—	(1,612,400)	—	—	—	(1,612,400)	—	(1,612,400)	—
Changes to redeemable common stock	—	—	—	—	—	—	—	—	(621,019)	—	—	—	(621,019)	—	(621,019)	621,019
Distributions	—	—	—	—	—	—	—	—	—	(1,636,351)	—	—	(1,636,351)	—	(1,636,351)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	(82,307)	(82,307)	—
Issuance of shares for distribution reinvestment plan	65,036	65	196	1	46	—	86	1	620,952	—	—	—	621,019	—	621,019	—
Issuance of restricted stock	—	—	1,250	1	—	—	—	—	—	—	—	—	1	—	1	—
Stock based compensation expense	—	—	—	—	—	—	—	—	12,912	—	—	—	12,912	—	12,912	—
Net loss attributable to Strategic Storage Trust VI, Inc.	—	—	—	—	—	—	—	—	—	—	(3,380,622)	—	(3,380,622)	—	(3,380,622)	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	(169,197)	(169,197)	—
Balance as of June 30, 2022	10,696,527	10,697	573,628	574	668,406	668	86,522	87	101,492,784	(3,513,726)	(8,016,099)	—	89,974,985	3,314,505	93,289,490	1,218,807

See notes to consolidated financial statements.

Strategic Storage Trust VI, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND TEMPORARY EQUITY (Continued)

(Unaudited)

	Common Stock
	Class P		Class A		Class T		Class W						Total
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Loss	Strategic Storage Trust VI, Inc. Equity	Noncontrolling Interests in our Operating Partnership	Total Equity	Redeemable Common Stock
Balance as of June 30, 2022	10,696,527	$10,697	573,628	$574	668,406	$668	86,522	$87	$101,492,784	$(3,513,726)	$(8,016,099)	$—	$89,974,985	$3,314,505	$93,289,490	$1,218,807
Gross proceeds from issuance of common stock	—	—	637,805	638	1,521,783	1,522	78,617	78	22,516,874	—	—	—	22,519,112	—	22,519,112	—
Offering costs	—	—	—	—	—	—	—	—	(2,225,809)	—	—	—	(2,225,809)	—	(2,225,809)	—
Reimbursement of offering cost by Advisor	—	—	—	—	—	—	—	—	7,690	—	—	—	7,690	—	7,690	—
Changes to redeemable common stock	—	—	—	—	—	—	—	—	(772,250)	—	—	—	(772,250)	—	(772,250)	772,250
Distributions	—	—	—	—	—	—	—	—	—	(1,980,808)	—	—	(1,980,808)	—	(1,980,808)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	(83,211)	(83,211)	—
Issuance of shares for distribution reinvestment plan	72,571	72	2,910	2	5,011	5	710	1	772,170	—	—	—	772,250	—	772,250	—
Stock based compensation expense	—	—	—	—	—	—	—	—	4,842	—	—	—	4,842	—	4,842	—
Net loss attributable to Strategic Storage Trust VI, Inc.	—	—	—	—	—	—	—	—	—	—	(4,446,236)	—	(4,446,236)	—	(4,446,236)	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	(180,574)	(180,574)	—
Interest rate swap contract	—	—	—	—	—	—	—	—	—	—	—	(18,367)	(18,367)	(718)	(19,085)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(284,442)	(284,442)	(11,126)	(295,568)	—
Balance as of September 30, 2022	10,769,098	$10,769	1,214,343	$1,214	2,195,200	$2,195	165,849	$166	$121,796,301	$(5,494,534)	$(12,462,335)	$(302,809)	$103,550,967	$3,038,876	$106,589,843	$1,991,057

See notes to consolidated financial statements.

STrategic Storage Trust VI, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(9,960,595)	$(2,064,910)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	4,248,199	455,670
Amortization of debt issuance costs	789,725	9,294
Interest payment added to debt principal	—	129,244
Stock based compensation expense related to issuance of restricted stock	17,754	—
Unrealized foreign currency adjustment	1,278,049	135,618
Changes in operating assets and liabilities:
Other assets, net	(468,569)	(32,369)
Accounts payable and accrued liabilities	1,294,917	305,996
Due to affiliates	145,899	(9,479)
Net cash used in operating activities	(2,654,621)	(1,070,936)
Cash flows from investing activities:
Purchase of real estate facilities	(160,100,702)	(21,555,014)
Additions to real estate facilities	(779,785)	(121,335)
Deposits on acquisitions of real estate facilities	(240,141)	(432,019)
Investments in unconsolidated real estate ventures	(378,714)	(208,343)
Net cash used in investing activities	(161,499,342)	(22,316,711)
Cash flows from financing activities:
Proceeds from issuance of secured debt	118,844,752	4,800,000
Repayment of secured debt	(30,608,851)	—
Prepaid debt issuance costs	(250,000)	(40,265)
Debt issuance costs	(1,325,011)	(119,836)
Gross proceeds from issuance of common stock	89,704,540	31,884,317
Proceeds from issuance of noncontrolling interest in our Operating Partnership	—	7,000
Offering costs	(7,986,801)	(4,395,176)
Distributions paid to common stockholders	(2,372,829)	(170,125)
Distributions paid to noncontrolling interest in our Operating Partnership	(229,594)	(115,266)
Net cash provided by financing activities	165,776,206	31,850,649
Impact of foreign exchange rate changes on cash and restricted cash	(807,829)	—
Net change in cash, cash equivalents and restricted cash	814,414	8,463,002
Cash, cash equivalents and restricted cash, beginning of year	4,580,759	—
Cash, cash equivalents and restricted cash, end of period	$5,395,173	$8,463,002
Supplemental disclosures and non-cash transactions:
Cash paid for interest	$1,926,716	$—
Deposits applied to purchase of real estate	$—	$200,000
Real estate assumed in consolidation of Operating Partnership	$—	$16,284,439
Investment in unconsolidated real estate venture assumed in consolidation of Operating Partnership	$—	$3,711,918
Debt assumed in consolidation of Operating Partnership	$—	$14,237,599
Non controlling interest assumed in connection with consolidation of Operating Partnership	$—	$4,574,294
Distribution payable to noncontrolling interest in our Operating Partnership assumed in consolidation of Operating Partnership	$—	$22,594
Accounts payable, accrued liabilities and due to affiliate assumed in consolidation of Operating Partnership	$—	$1,318,303
Other assets assumed in consolidation of Operating Partnership	$—	$153,146
Proceeds from issuance of common stock in accounts payable and accrued liabilities	$(478,400)	$(50,000)
Offering costs included in accounts payable and accrued liabilities	$891,748	$279,814
Interest rate swap contract in AP and Accrued Expenses	$19,085	$—
Foreign currency translation adjustment	$295,568	$—
Issuance of shares pursuant to distribution reinvestment plan	$1,661,899	$142,446
Distributions payable to common stockholders	$676,811	$130,660
Distributions payable to noncontrolling interests in our Operating Partnership	$27,134	$22,616
Other assets in due to affiliates	$—	$371,600
Offering costs in due to affiliates	$—	$47,885

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

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

Prior to the termination of our Private Offering, approximately 10.6 million shares of Class P common stock were sold for gross offering proceeds of approximately $100.7 million. As of September 30, 2022, approximately 1.2 million Class A shares, approximately 2.2 million Class T shares and approximately 0.2 million Class W shares had been sold in the Public Offering for gross offering proceeds of approximately $12.5 million, approximately $21.9 million and approximately $1.6 million, respectively. Through our distribution reinvestment plan, we have issued approximately 0.2 million Class P shares, approximately 3,000 Class A shares, approximately 5,000 Class T shares and approximately 1,000 Class W shares for gross proceeds of approximately $2.0 million.

We have invested the net proceeds from our Private Offering and Public Offering primarily in self storage facilities consisting of both income-producing and growth properties located in the United States and Canada. As of September 30, 2022, we owned 14 operating self storage properties located in seven states (Arizona, Delaware, Florida, Nevada, Oregon, Pennsylvania and Washington) and the Greater Toronto Area of Ontario, Canada. For more information, see Note 3 - Real Estate Facilities.

As of September 30, 2022, we owned 50% equity interests in two unconsolidated real estate ventures located in the Greater Toronto Area that are intended to be developed into self storage facilities, with subsidiaries of SmartCentres Real Estate Investment Trust (“SmartCentres”) owning the other 50% of such entities. For more information, see Note 4 - Investment in Unconsolidated Real Estate Ventures.

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

On March 10, 2021, SmartStop OP, L.P. (“SmartStop OP”), an affiliate of our Sponsor and the operating partnership of SmartStop, contributed $5.0 million to our Operating Partnership, in exchange for 549,451 units of limited partnership interest in our Operating Partnership (the “OP Investment”). The OP Investment was made net of sales commissions and dealer manager fees, but without giving effect to the early investor discounts available to purchasers of shares in the Private Offering. At the effective time of the OP Investment, SmartStop OP was admitted as a limited partner to our Operating Partnership. As of September 30, 2022, we owned approximately 96.3% of the common units of limited partnership interest of our Operating Partnership. The remaining approximately 3.7% of the common units are owned by SmartStop OP.

Our Operating Partnership will own, directly or indirectly through one or more special purpose entities, all of the self storage properties that we acquire. We will conduct certain activities through our taxable REIT subsidiary, Strategic Storage TRS VI, Inc., a Delaware corporation (the “TRS”) which was formed on October 16, 2020 and is a wholly owned subsidiary of our Operating Partnership.

Our Property Manager, a Delaware limited liability company, was formed on October 7, 2020 to manage our properties. Our Property Manager will derive substantially all of its income from the property management services it performs for us. Our Property Manager may enter into sub-property management agreements with third party management companies and pay part of its management fee to such sub-property manager. See Note 7 – Related Party Transactions – Property Management Agreement.

Our dealer manager is Pacific Oak Capital Markets, LLC, a Delaware limited liability company (our “Dealer Manager”). On February 26, 2021, we entered into a dealer manager agreement with our Dealer Manager (the “Private Offering Dealer Manager Agreement”), pursuant to which our Dealer Manager was responsible for marketing our shares being offered pursuant to the Private Offering. In connection with our Public Offering, we entered into a dealer manager agreement with our Dealer Manager, pursuant to which our Dealer Manager is responsible for marketing our shares being offered pursuant to our Primary Offering (as amended, the "Dealer Manager Agreement"). An affiliate of our Dealer Manager owns a 10% non-voting economic interest in our Advisor.

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

Recent Market Conditions

The COVID-19 pandemic continues to impact the global economy, as well as the United States and the markets in which we will operate. Our rental revenue and operating results depend significantly on the demand for self storage space. While we have not seen a material impact on the demand for self storage space resulting from the COVID-19 outbreak as of the date of these financial statements, if the outbreak causes weakness in national, regional and local economies that negatively impact the demand for self storage space and/or increase bad debts, our business, financial condition, liquidity, results of operations and prospects could be adversely impacted. In addition, as a result of the COVID-19 pandemic, there have been, and may continue to be, temporary shut downs or restrictions placed on businesses and entities by cities, counties, states, or the federal government. These events may negatively impact the demand for self storage space or the willingness or ability of customers to visit our facilities, which could reduce rental revenue and ancillary operating revenue produced by our facilities. These events may also require us to make certain operational changes such as suspending rate increases and late fees or pausing auctions, which could adversely impact our business, financial condition, liquidity and results of operations.

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

As of September 30, 2022, we had not entered into any other contracts/interests that would be deemed to be variable interests in VIEs other than our joint ventures with SmartCentres, which are accounted for under the equity method of accounting. Please see Note 4 - Investments in Unconsolidated Real Estate Ventures. Other than the entities noted above, we do not currently have any material relationships with unconsolidated entities or financial partnerships.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions. Management will adjust such estimates when facts and circumstances dictate. Actual results could materially differ from those estimates. The most significant estimates made include the allocation of property purchase price to tangible and intangible assets acquired and liabilities assumed at relative fair value, the evaluation of potential impairment of long-lived assets, and the estimated useful lives of real estate assets and intangibles.

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

The value of the tangible assets, consisting of land and buildings, is determined as if vacant. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. We recorded approximately $3.3 million and $1.0 million in intangible assets to recognize the value of in-place leases related to our acquisitions during the nine months ended September 30, 2022 and 2021, respectively. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent.

Allocation of purchase price to acquisitions of facilities are allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available.

Acquisitions that do not meet the definition of a business, as defined under current GAAP, are accounted for as asset acquisitions. During the nine months ended September 30, 2022 and 2021, our acquisitions did not meet the definition of a business because substantially all of the fair value was concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) or because the acquisition did not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. As a result, once an acquisition is deemed probable, transaction costs are capitalized rather than expensed. During the nine months ended September 30, 2022 and 2021, our acquisitions did not meet the definition of a business, and we capitalized approximately $2.8 million and $0.3 million, respectively, of acquisition-related transaction costs.

During each of the three months ended September 30, 2022 and 2021, we expensed approximately $0.3 million of acquisition-related transaction costs that did not meet our capitalization policy. During the nine months ended September 30, 2022 and 2021, we expensed approximately $1.1 million and $0.6 million, respectively, of acquisition-related transaction costs that did not meet our capitalization policy.

Evaluation of Possible Impairment of Long-Lived Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets, including those held through joint ventures, may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. For the three and nine months ended September 30, 2022 and 2021, no impairment losses were recognized.

Advertising Costs

Advertising costs are included in property operating expenses and general and administrative expenses, depending on the nature of the expense, in the accompanying consolidated statement of operations. These costs are expensed in the period in which the cost is incurred. The Company incurred advertising costs of approximately $0.2 million and $0.4 million for the three and nine months ended September 30, 2022, respectively, and approximately $0.1 million for each of the three and nine months ended September 30, 2021.

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

Foreign Currency Translation

For non-U.S. functional currency operations, assets and liabilities are translated to U.S. dollars at current exchange rates. Revenues and expenses are translated at the average rate for the period. All related adjustments related to amounts classified as long term net investments are recorded in accumulated other comprehensive income (loss) as a separate component of equity. Transactions denominated in a currency other than the functional currency of the related operations are recorded at rates of exchange in effect at the date of the translation. Gains or losses on foreign currency transactions are recorded in other income (expense). Changes in investments not classified as long term are recorded in foreign currency adjustment in the accompanying Statements of Operations.

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place leases. We are amortizing in-place leases on a straight-line basis over 18 months, the estimated average rental period for the leases. As of September 30, 2022, the gross amounts allocated to in-place lease intangibles were approximately $4.7 million and accumulated amortization of in-place lease intangibles totaled approximately $1.6 million. As of December 31, 2021, the gross amounts allocated to in-place lease intangibles were approximately $1.3 million and accumulated amortization of in-place lease intangibles totaled approximately $0.3 million.

The total estimated future amortization expense of intangible assets for the years ending December 31, 2022, 2023 and 2024 is approximately $0.7 million, $2.2 million and $0.2 million, respectively.

Debt Issuance Costs

The net carrying value of costs incurred in connection with obtaining non revolving debt are presented on the consolidated balance sheets as a reduction of the related debt. Debt issuance costs are amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of September 30, 2022 and December 31, 2021, accumulated amortization of debt issuance costs related to non revolving debt totaled approximately $0.4 million and $0.1 million, respectively. For the three and nine months ended September 30, 2022, we expensed approximately $0.2 million and $0.8 million, respectively, in debt issuance cost.

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

In connection with our Primary Offering, our Dealer Manager will receive a sales commission of up to 6.0% of gross proceeds from sales of Class A shares and up to 3.0% of gross proceeds from the sales of Class T shares in the Primary Offering and a dealer manager fee up to 3.0% of gross proceeds from sales of both Class A shares and Class T shares in the Primary Offering under the terms of the Dealer Manager Agreement. Our Dealer Manager does not receive an upfront sales commission or dealer manager fee from the sales of Class W shares in the Primary Offering; however, we and/or our Sponsor will pay to our Dealer Manager dealer manager support in the amount of 1.5% of the gross offering proceeds of the Class W shares sold in the Primary Offering for payment of wholesaler commissions and other wholesaler expenses associated with the sales of the Class W shares. In addition, our Dealer Manager receives an ongoing stockholder servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 1% of the purchase price per share of the Class T shares sold in the Primary Offering. Our Dealer Manager also receives an ongoing dealer manager servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 0.5% of the purchase price per share of the Class W shares sold in the Primary Offering. We will cease paying the stockholder servicing fee with respect to the Class T shares sold in the Primary Offering at the earlier of (i) the date we list our shares on a national securities exchange, merge or consolidate with or into another entity, or sell or dispose of all or substantially all of our assets, (ii) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of Class A shares, Class T shares, and Class W shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our distribution reinvestment plan), which calculation shall be made by us with the assistance of our Dealer Manager commencing after the termination of our Primary Offering; (iii) with respect to a particular Class T share, the third anniversary of the issuance of the share; and (iv) the date that such Class T share is redeemed or is no longer outstanding. We will cease paying the dealer manager servicing fee with respect to the Class W shares sold in the Primary Offering at the earlier of (i) the date we list our shares on a national securities exchange, merge or consolidate with or into another entity, or sell or dispose of all or substantially all of our assets, (ii) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of Class A shares, Class T shares, and Class W shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our distribution reinvestment plan),which calculation shall be made by us with the assistance of our Dealer Manager commencing after the termination of our Primary Offering; (iii) the end of the month in which the aggregate underwriting compensation paid in our Primary Offering with respect to Class W shares, comprised of the dealer manager servicing fees and dealer manager support, equals 9.0% of the gross proceeds from the sale of Class W shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our distribution reinvestment plan), which calculation shall be made by us with the assistance of our Dealer Manager commencing after the termination of our Primary Offering, and (iv) the date that such Class W share is redeemed or is no longer outstanding.

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

In addition, current accounting guidance requires, among other things, that financial instruments that represent a mandatory obligation of us to repurchase shares be classified as liabilities and reported at settlement value. For the nine months ended September 30, 2022 and 2021, we did not receive any redemption requests.

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

Financial and non-financial assets and liabilities measured at fair value on a non-recurring basis in our consolidated financial statements consist of real estate and related liabilities assumed related to our acquisition. The fair value of these assets and liabilities were determined as of the acquisition date using widely accepted valuation techniques, including (i) discounted cash flow analysis, which considers, among other things, leasing assumptions, growth rates, discount rates and terminal capitalization rates, (ii) income capitalization approach, which considers prevailing market capitalization rates, and (iii) comparable sales activity. In general, we consider multiple valuation techniques when measuring fair values. However, in certain circumstances, a single valuation technique may be appropriate. All of the fair values of the assets and liabilities as of the acquisition dates or assumed at the consolidation of the Operating Partnership were derived using Level 3 inputs.

The carrying amounts of cash and cash equivalents, restricted cash, other assets, variable-rate debt, accounts payable and accrued liabilities, distributions payable and amounts due to affiliates approximate fair value.

The table below summarizes our fixed rate notes payable at September 30, 2022 and December 31, 2021. The estimated fair value of financial instruments are subjective in nature and are dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate notes payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

	September 30, 2022		December 31, 2021
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Secured Debt	$4,500,000	$4,800,000	$4,850,000	$4,800,000

As of September 30, 2022, we had an interest rate swap to hedge our interest rate exposure (See Notes 5 – Debt and 6 – Derivative Instruments). The valuation of this instrument was determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. The analyses reflect the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate curves and implied volatilities. The fair value of the interest rate swap was determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash payments.

To comply with GAAP, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of derivative contracts for the effect of non-performance risk, we consider the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although we had determined that the majority of the inputs used to value our derivatives were within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivative utilized Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, through September 30, 2022, we had assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative position and determined that the credit valuation adjustment was not significant to the overall valuation of our derivative. As a result, we determined that our derivative valuation in its entirety was classified in Level 2 of the fair value hierarchy.

Derivative Instruments and Hedging Activities

We record all derivatives on our balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. We may enter into derivative contracts that are intended to economically hedge certain of our risks, even though hedge accounting does not apply or we elect not to apply hedge accounting.

For derivatives designated as net investment hedges, the effective portion of changes in the fair value of the derivatives are reported in accumulated other comprehensive income (loss). The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts are reclassified out of other comprehensive (loss) income into earnings (loss) when the hedged net investment is either sold or substantially liquidated.

Income Taxes

We made an election to be taxed as a Real Estate Investment Trust (“REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2021. To qualify as a REIT, we must continue to meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the REIT’s ordinary taxable income to stockholders (which is computed without regard to the dividends paid deduction or net capital gains and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT and intend to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for federal income tax purposes.

Even if we continue to qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.

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

Note 3. Real Estate Facilities

The following summarizes the activity in real estate facilities during the nine months ended September 30, 2022:

Real estate facilities
Balance at December 31, 2021	$75,356,725
Facility acquisitions	156,756,353
Improvements and additions	550,427
Balance at September 30, 2022	$232,663,505
Accumulated depreciation
Balance at December 31, 2021	$(597,090)
Depreciation expense	(2,918,860)
Balance at September 30, 2022	$(3,515,950)

The following table summarizes the purchase price allocations for our acquisitions during the nine months ended September 30, 2022:

Property	Acquisition Date	Real Estate Assets	Intangibles	Total(1)	2022 Revenue(2)	2022 Property Operating Income(2)(3)
Vancouver – WA	03/29/22	$24,612,304	$655,415	$25,267,719	$533,596	$324,638
Portland – OR	03/31/22	$14,916,544	$256,765	$15,173,309	$306,004	$80,452
Newark– DE	04/26/22	$20,004,449	$243,259	$20,247,708	$251,356	$81,980
Levittown – PA	04/26/22	$21,164,957	$260,555	$21,425,512	$265,954	$64,274
Chandler – AZ	05/17/22	$25,351,752	$425,695	$25,777,447	$332,620	$208,732
St. Johns – FL	07/08/22	$14,167,605	$380,645	$14,548,250	$197,260	$118,637
Burlington – ONT	09/20/22	$25,821,031	$821,919	$26,642,950	$46,876	$32,485
Oxford – FL	09/21/22	$10,717,711	$300,096	$11,017,807	$15,994	$4,904
		$156,756,353	$3,344,349	$160,100,702	$1,949,660	$916,102

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

The Company's investments in unconsolidated real estate ventures is summarized as follows:

					Carrying Value of Investment
	Location	Date Real Estate Venture Acquired Land	Real Estate Venture Status	Equity Ownership %	September 30, 2022	December 31, 2021
Toronto	Toronto, Ontario	April 2021	Under development	50%	$3,654,312	$3,750,217
Toronto II	Toronto, Ontario	December 2021	Under development	50%	5,627,070	5,882,143
					$9,281,382	$9,632,360

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

Note 5. Secured Debt

The Company’s secured debt is summarized as follows:

Secured Debt	September 30, 2022	December 31, 2021	Interest Rate	Maturity Date
Huntington Credit Facility	$95,091,351	$37,062,500	5.63%	11/30/2024
Skymar Loan	4,800,000	4,800,000	4.125%	8/1/2024
SmartStop Delayed Draw Mezzanine Loan	25,000,000	6,800,000	6.14%	12/30/2022
National Bank of Canada Loan (1)	12,007,050	—	6.27%	9/20/2025
Debt issuance costs, net	(1,340,928)	(805,642)
Total Secured Debt	$135,557,473	$47,856,858

(1)
This variable rate loan encumbers our Burlington, ONT property and the amount shown above is in USD based on the foreign exchange rate in effect as of September 30, 2022. We entered into an interest rate swap agreement that fixes CDOR at 4.02% until the maturity of the loan.

The weighted average interest rate on our consolidated debt as of September 30, 2022 was approximately 5.78%.

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

The amounts outstanding under the Huntington Credit Facility bear interest at a variable rate equal to Secured Overnight Financing Rate (“SOFR”) plus 2.61%, adjusted monthly, with a floor of 3.25%. As of September 30, 2022, the interest rate on the Huntington Credit Facility was 5.63%. The loan may be prepaid in whole, but not in part, at any time, subject to certain conditions as set forth in the Credit Agreement.

The Credit Agreement contains certain customary representations and warranties, affirmative, negative and financial covenants, borrowing conditions, and events of default. We serve as a limited recourse guarantor with respect to the Huntington Credit Facility. In particular, the financial covenants include a minimum debt service coverage ratio and minimum net worth and liquid assets requirements applicable to us and our Operating Partnership as guarantors. As of September 30, 2022, we are in compliance with all such covenants.

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

Skymar Loan

On July 8, 2021, we, through a wholly-owned special purposes entity, entered into a $4.8 million financing with Skymar Capital Corporation (“Skymar”) as lender pursuant to a mortgage loan (the “Skymar Loan”). The Skymar Loan is secured by a first mortgage deed of trust on the Las Vegas property. The loan has a maturity date of August 1, 2024. Monthly payments due under the loan agreement (the “Skymar Loan Agreement”) are interest-only for the first two years, with principal and interest payments thereafter.

The amount outstanding under the Skymar Loan bears interest at an annual fixed rate equal to 4.125%. The loan may be prepaid in whole, but not in part, at any time, subject to certain conditions as set forth in the Skymar Loan Agreement. The loan documents contain: agreements; representations; warranties and borrowing conditions; reserve requirements and events of default all as set forth in such loan documents. In addition, and pursuant to the terms of the limited recourse guaranty, we serve as a non-recourse guarantor with respect to the Skymar Loan.

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

On September 21, 2022, in connection with the acquisition of the Oxford Property, we amended the SmartStop Delayed Draw Mezzanine Loan Agreement to allow for the addition of the Oxford Property and drew an additional $11.0 million pursuant to the SmartStop Delayed Draw Mezzanine Loan. The proceeds were used to fund the acquisition of the Oxford Property.

The interest rate on the SmartStop Delayed Draw Mezzanine Loan is a variable rate equal to LIBOR plus 3%. Payments are interest only until December 30, 2022, which is the initial maturity date. We may, in certain circumstances, extend the ultimate maturity date of the SmartStop Delayed Draw Mezzanine Loan through December 30, 2023 upon written notice to SmartStop OP, in which event the interest rate will increase to LIBOR plus 4% per annum. As of September 30, 2022, the interest rate on the SmartStop Delayed Draw Mezzanine Loan was 6.14%. The SmartStop Delayed Draw Mezzanine Loan may be prepaid in whole or in part at any time without fees or penalty and, in certain circumstances, equity interests securing the SmartStop Delayed Draw Mezzanine Loan may be released from the pledge of collateral.

National Bank of Canada Loan

On September 20, 2022, in connection with the acquisition of the property in Burlington, Ontario (the “Burlington Property”), we, through a special purpose entity formed to acquire and hold the Burlington Property, entered into a term loan with National Bank of Canada (the “National Bank of Canada Loan”) for $16.5 million CAD, which is secured by a deed of trust on the Burlington Property. Under the terms of the loan agreement (the “National Bank of Canada Loan Agreement”) the interest rate is equal to the 1 month Canadian Dollar Offered Rate ("CDOR"), plus the 2.25%. In addition, we entered into an interest rate swap agreement with a notional amount of $16.5 million CAD, whereby the CDOR is fixed at 4.02% through the maturity of the loan. The National Bank of Canada Loan has a maturity date of September 20, 2025, and monthly payments are principal and interest, calculated using 25 year amortization. In addition, we serve as a full recourse guarantor with respect to the National Bank of Canada Loan.

The National Bank of Canada Loan Agreement also contains a debt service coverage ratio covenant and customary affirmative, negative and financial covenants; agreements; representations; warranties and borrowing conditions; and events of default all as set forth in such loan agreement. As of September 30, 2022, we were in compliance with such covenants.

The following table presents the future principal payment requirements on our outstanding secured debt as of September 30, 2022:

2022	$25,000,000
2023	—
2024	99,891,351
2025	12,007,050
Thereafter	—
Total payments	136,898,401
Debt issuance costs, net	(1,340,928)
Total	$135,557,473

Note 6. Derivative Instruments

Interest Rate Derivatives

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we use interest rate swaps as part of our interest rate risk management strategy. The effective portion of the change in the fair value of the derivative that qualifies as a cash flow hedge is recorded in accumulated other comprehensive income (loss) (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt.

The following table summarizes the terms of our derivative financial instruments as of September 30, 2022:

	Notional Amount	Strike	Effective Date	Maturity Date
Interest Rate Derivative:
CDOR Swap (1)	$16,500,000	4.02%	September 27, 2022	September 20, 2025

(1)
Notional amount is denominated in CAD and has been designated as a cash flow hedge.

The following table presents a gross presentation of the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets as of September 30, 2022:

	Asset/Liability Derivatives Fair Value
	September 30, 2022	December 31, 2021
Interest Rate Swap
Accounts payable and accrued liabilities	$19,085	$—

Note 7. Related Party Transactions

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

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the year ended December 31, 2021 and the nine months ended September 30, 2022, as well as any related amounts payable as of December 31, 2021 and September 30, 2022:

	Year Ended December 31, 2021			Nine Months Ended September 30, 2022
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Operating expenses (including organizational costs)	$1,120,374	$997,903	$122,471	$1,483,596	$876,746	$729,321
Asset management fees	178,282	156,138	22,144	875,618	891,842	5,920
Property management fees	96,505	88,300	8,205	359,989	364,665	3,529
Transfer Agent expenses	42,949	42,949	—	176,255	176,255	—
Acquisition expenses (1)	662,957	551,302	111,655	449,625	429,250	132,030
Capitalized
Acquisition related (2)	1,442,319	1,046,673	395,646	3,829,783	4,225,429	—
Additional Paid-in Capital
Offering costs	501,712	436,212	65,500	50,000	115,500	—
Total	$4,045,098	$3,319,477	$725,621	$7,224,866	$7,079,687	$870,800

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

In order to protect the interest of the Property Manager in receiving these revenues in light of the fact that we control the properties and, hence, the ability of the Property Manager to receive such revenues, we and an affiliate of our Property Manager agreed to transfer our respective rights in such revenue to a joint venture entity owned 0.1% by our TRS subsidiary and 99.9% by our Property Manager’s affiliate (the “PM Affiliate”). Under the terms of the operating agreement of the joint venture entity, dated March 8, 2021 (the “JV Agreement”), our TRS receives 0.1% of the net revenues generated from such Tenant Programs and the PM Affiliate receives the other 99.9% of such net revenues. The JV Agreement further provides, among other things, that if a member or its affiliate terminates all or substantially all of the property management agreements or defaults in its material obligations under the JV Agreement or undergoes a change of control, as defined, (the “Triggering Member”), the other member generally shall have the right (but not the obligation) to either (i) sell all of its interest in the joint venture to the Triggering Member at fair market value (as agreed upon or as determined under an appraisal process) or (ii) purchase all of the Triggering Member’s interest in the joint venture at 95% of fair market value. For the nine months ended September 30, 2022 and 2021, an affiliate of our Property Manager received net revenue from this joint venture of approximately $0.3 million and $0.1 million, respectively.

Storage Auction Program

Our Sponsor owns a minority interest in a company that owns 50% of an online auction company (the “Auction Company”) that serves as a web portal for self storage companies to post their auctions for the contents of abandoned storage units online instead of using live auctions conducted at the self storage facilities. The Auction Company receives a service fee for such services. During the nine months ended September 30, 2022 and 2021, we paid approximately $3,000 and $100 in fees to the Auction Company related to our properties, respectively. Our properties will receive the proceeds from such online auctions.

Note 8. Commitments and Contingencies

Distribution Reinvestment Plan

We adopted a distribution reinvestment plan that will allow our stockholders to have distributions otherwise distributable to them invested in additional shares of our common stock at a price equal to 95% of the then-current per share offering price. We adopted an amended and restated distribution reinvestment plan in connection with the Public Offering. The purchase price per share is 95% of the latest per share offering price offered in the Private Offering for Class P shares and 95% of the current offering price of our shares in the Primary Offering for Class A, Class T and Class W shares. No sales commission or dealer manager fee will be paid on shares sold through the distribution reinvestment plan. We may amend or terminate the distribution reinvestment plan for any reason at any time upon 10 days’ prior written notice to stockholders.

As of September 30, 2022, we have sold approximately 0.2 million Class P shares, 3,000 Class A shares, 5,000 Class T shares and 1,000 Class W shares through our distribution reinvestment plan offering.

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

Note 9. Declaration of Distributions

Cash Distribution Declaration

On September 20, 2022, our board of directors declared a daily distribution rate of approximately $0.001698 per day per share on the outstanding shares of common stock payable to Class A, Class T, Class W and Class P stockholders of record of such shares as shown on our books at the close of business on each day of the period commencing on October 1, 2022 and ending December 31, 2022. In connection with this distribution, for the stockholders of Class T shares, after the stockholder servicing fee is paid, approximately $0.001424 per day will be paid per Class T share and for the stockholders of Class W shares, after the dealer manager servicing fee is paid, approximately $0.001569 per day will be paid per Class W share. Such distributions payable to each stockholder of record during a month will be paid the following month.

Note 10. Potential Acquisitions

Potential Acquisition of Etobicoke Property

On May 19, 2021, an affiliate of our Sponsor assigned its interest in a purchase and sale agreement (the “Etobicoke Purchase Agreement”) with an unaffiliated third party for the acquisition of a parcel of land to be developed into a self storage facility located in Etobicoke, in the city of Toronto, Ontario (the “Etobicoke Property”) to a wholly-owned subsidiary of our Operating Partnership. The purchase price of the Etobicoke Property is approximately CAD $2.2 million. The Etobicoke Property will be developed into a self storage facility. Construction is expected to commence following the closing of the acquisition. We expect to fund the acquisition of the Etobicoke Property with a combination of net proceeds from our Primary Offering and/or potential future debt financing. If we fail to complete the acquisition, we may forfeit CAD $250,000 in earnest money deposits.

Potential Acquisition of Scarborough Property

On July 15, 2021, an affiliate of our Sponsor assigned its interest in a purchase and sale agreement (the “Scarborough Purchase Agreement”) with an unaffiliated third party for the acquisition of a parcel of land to be developed into a self storage facility located in Scarborough, in the city of Toronto, Ontario (the “Scarborough Property”) to a wholly-owned subsidiary of our Operating Partnership. The purchase price of the Scarborough Property is approximately CAD $2.2 million. Construction is expected to commence following the closing of the acquisition. We expect to fund the acquisition of the

Scarborough Property with a combination of net proceeds from our Primary Offering and/or potential future debt financing. If we fail to complete the acquisition, we may forfeit CAD $250,000 in earnest money deposits.

Potential Acquisition of Hamilton Property

On August 31, 2021, one of our subsidiaries entered into a contribution agreement with a subsidiary of SmartCentres, to acquire a tract of land owned by SmartCentres and located in Hamilton, Ontario (the “Hamilton Land”) in the Greater Toronto Area of Canada.

Upon closing, the Hamilton Land will be owned by a limited partnership (the “Hamilton Limited Partnership”), in which we (through our subsidiaries) and SmartCentres (through its subsidiaries) will each be a 50% limited partner and each have an equal ranking general partner in the Hamilton Limited Partnership. It is intended that the Hamilton Limited Partnership develops a self storage facility on the land. At closing, we (through our subsidiaries) will subscribe for 50% of the units in the Hamilton Limited Partnerships at an agreed upon subscription price of approximately CAD $750,000, representing contributions equivalent to 50% of the agreed upon fair market value of the land. Construction is expected to commence following the closing of the acquisition. We expect to fund the acquisition of the Hamilton Land with a combination of net proceeds from our Primary Offering and/or potential future debt financing. If we fail to complete the acquisition, we may forfeit CAD $150,000 in earnest money deposits.

Potential Acquisition of New Westminster Property

On August 3, 2022, one of our subsidiaries entered into a contribution agreement with a subsidiary of SmartCentres, to acquire a tract of land owned by SmartCentres and located in New Westminster, British Columbia (the “New Westminster Land”).

Upon closing, the New Westminster Land will be owned by a limited partnership (the “New Westminster Limited Partnership”), in which we (through our subsidiaries) and SmartCentres (through its subsidiaries) will each be a 50% limited partner and each have an equal ranking general partner in the New Westminster Limited Partnership. It is intended that the New Westminster Limited Partnership develops a self storage facility on the land. At closing, we (through our subsidiaries) will subscribe for 50% of the units in the New Westminster Limited Partnership at an agreed upon subscription price of approximately CAD $3.3 million, representing contributions equivalent to 50% of the agreed upon fair market value of the land. Construction is expected to commence following the closing of the acquisition. We expect to fund the acquisition of the New Westminster Land with a combination of net proceeds from our Primary Offering and/or potential future debt financing. If we fail to complete the acquisition, we may forfeit CAD $660,000 in earnest money deposits.

Note 11. Subsequent Events

Offering Status

As of November 4, 2022, in connection with our offerings we have issued approximately 10.8 million Class P shares for gross offering proceeds of approximately $102.9 million, approximately 1.5 million Class A shares for gross offering proceeds of approximately $15.7 million, approximately 2.5 million Class T shares for gross offering proceeds of approximately $25.0 million and approximately 0.2 million Class W shares for gross offering proceeds of approximately $1.6 million.

Amendment to Dealer Manager Agreement and Participating Dealer Agreement

On October 25, 2022, we and our Dealer Manager entered into Amendment No. 1 to the Dealer Manager Agreement and Participating Dealer Agreement (“Amendment No. 1”). Pursuant to Amendment No. 1, we and/or the Sponsor will pay to the Dealer Manager dealer manager support in the amount of 1.5% of the gross offering proceeds of the sale of Class W shares sold in the Primary Offering, for payment of wholesaler commissions and other wholesaler expenses associated with sales of the Class W shares. Any such amounts of dealer manager support shall count towards the aggregate underwriting compensation paid.

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

Overview

Strategic Storage Trust VI, Inc., a Maryland corporation (the “Company”), was formed on October 14, 2020 under the Maryland General Corporation Law for the purpose of engaging in the business of investing in self storage facilities and commenced formal operations on March 10, 2021. We made an election to be treated as a REIT under the Internal Revenue Code for federal income tax purposes beginning with our taxable year ended December 31, 2021.

On February 26, 2021, pursuant to a confidential private placement memorandum, we commenced a private offering of up to $200,000,000 in shares of our common stock and $20,000,000 shares of common stock pursuant to our distribution reinvestment plan. Please see Note 1 of the Notes to the Consolidated Financial Statements contained elsewhere in this report for additional information. The primary portion of our private offering was terminated on March 17, 2022. We received approximately $100.7 million in offering proceeds from the sale of our common stock pursuant to the private offering. Through our distribution reinvestment plan, we have issued approximately 0.2 million Class P shares for gross proceeds of approximately $1.9 million.

In connection with the Public Offering, defined below, we filed articles of amendment to our Charter (the “Articles of Amendment”) and articles supplementary to our Charter (the “Articles Supplementary”). Following the filing of the Articles of Amendment and the Articles Supplementary, we authorized 30,000,000 shares of common stock designated as Class P shares, 300,000,000 shares of common stock designated as Class A shares, 300,000,000 shares of common stock designated as Class T shares, and 70,000,000 shares of common stock designated as Class W shares. Any common stock sold in the Private Offering were redesignated as Class P common stock upon the filing of the Articles of Amendment. On May 28, 2021, we filed a Form S-11 Registration Statement, which was subsequently amended, with the Securities and Exchange Commission (“SEC”) to register a maximum of $1,000,000,000 in shares of Class A, Class T, and Class W common stock for sale to the public (the “Primary Offering”) and $95,000,000 in shares of Class A, Class T, and Class W common stock for sale pursuant to our distribution reinvestment plan (collectively, the “Public Offering”). On March 17, 2022, the SEC declared our registration statement effective. As of September 30, 2022, approximately 1.2 million Class A shares, approximately 2.2 million Class T shares and approximately 0.2 million Class W shares had been sold in the Public Offering for gross offering proceeds of approximately $12.5 million, approximately $21.9 million and approximately $1.6 million, respectively. Through our distribution reinvestment plan, we have issued approximately 3,000 Class A shares, approximately 5,000 Class T shares and approximately 1,000 Class W shares for gross proceeds of approximately $0.1 million.

We have invested the net proceeds from our Private Offering and Public Offering primarily in self storage facilities consisting of both income-producing and growth properties located in the United States and Canada. As of September 30, 2022, we owned 14 operating self storage properties located in seven states (Arizona, Delaware, Florida, Nevada, Oregon, Pennsylvania and Washington) and the Greater Toronto Area, as well as 50% equity interests in two unconsolidated real estate ventures located in the Greater Toronto Area that are intended to be developed into self storage facilities, with subsidiaries of SmartCentres Real Estate Investment Trust (“SmartCentres”) owning the other 50% of such entity.

As of September 30, 2022, our self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)		Rental Income %(4)
Arizona	4	2,840	374,200	34%	84%	(5)	36%
Delaware	1	830	80,700	7%	49%	(5)	6%
Florida	4	2,235	264,350	24%	91%		23%
Nevada	1	335	51,900	5%	92%		7%
Oregon	1	520	56,200	5%	79%	(5)	6%
Pennsylvania	1	810	78,000	7%	63%	(5)	7%
Washington	1	1,090	100,000	9%	85%		10%
Ontario	1	905	95,850	9%	97%		5%
	14	9,565	1,101,200	100%	83%		100%

(1)
Includes all rentable units, consisting of storage units and parking units (approximately 265 units).
(2)
Includes all rentable square feet consisting of storage units and parking units (approximately 105,600 square feet).
(3)
Represents the occupied square feet of all facilities we owned in a state divided by total rentable square feet of all the facilities we owned in such state as of September 30, 2022.
(4)
Represents rental income for all facilities we own in a state divided by our total rental income for the month ended September 30, 2022.
(5)
The Chandler, Newark, Portland and Levittown properties are newly constructed or lease-up properties. The aforementioned properties' occupancy as of their respective acquisition dates and as of September 30, 2022 are as follows:

Property	Acquisition Date	Initial Occupancy %	Physical Occupancy %
Chandler - AZ	5/17/2022	58%	75%
Newark - DE	4/26/2022	27%	49%
Portland - OR	3/31/2022	51%	79%
Levittown - PA	4/26/2022	31%	63%

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

The following table summarizes our investments in unconsolidated real estate ventures as of September 30, 2022:

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

REIT Qualification

We made an election under Section 856(c) of the Internal Revenue Code of 1986 (the “Code”) to be taxed as a REIT under the Code, commencing with the taxable year ended December 31, 2021. By qualifying as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income and could have a material adverse impact on our financial condition and results of operations. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT and intend to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for federal income tax purposes.

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

On March 10, 2021, we commenced formal operations and we acquired our first six self storage properties during 2021. As of September 30, 2022 and 2021, we owned 14 and three self storage facilities, respectively.

Our operating results for the three months ended September 30, 2022 include full period results for 11 properties and partial period results for three properties acquired during the third quarter of 2022. Our operating results for the three months ended September 30, 2021 include full period results for two properties and partial period results for one self storage property acquired during the third quarter of 2021. As such, we believe there is little basis for comparison between the three months ended September 30, 2022 and 2021. Operating results in future periods will depend on the results of operations of these properties and the real estate properties that we acquire in the future.

Our operating results for the nine months ended September 30, 2022 include full period results for six self storage facilities, and partial period results for eight properties acquired during the first nine months of 2022. Our operating results for the nine months ended September 30, 2021 include partial period results for the three properties acquired during the first nine months of 2021. As such, we believe there is little basis for comparison between the nine months ended September 30, 2022 and 2021. Operating results in future periods will depend on the results of operations of these properties and the real estate properties that we acquire in the future.

Comparison of the Three Months Ended September 30, 2022 and 2021

Total Revenues

Total revenues for the three months ended September 30, 2022 and 2021 were approximately $2.6 million and approximately $0.5 million, respectively. The increase in total revenue is primarily attributable to a full quarter of operations for 11 properties and partial quarter of operations for three properties acquired in the third quarter of 2022, compared to a full quarter of operations for two properties and partial quarter of operations for one property acquired in the third quarter of 2021. We expect total revenues to increase in the future commensurate with our future acquisition activity and lease-up of our non-stabilized properties.

Property Operating Expenses

Property operating expenses for the three months ended September 30, 2022 and 2021 were approximately $1.1 million and approximately $0.2 million, respectively. Property operating expenses include the costs to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses is primarily attributable to a full quarter of operations for 11 properties and partial quarter of operations for three properties acquired in the third quarter of 2022, compared to a full quarter of operations for two properties and partial quarter of operations for one property acquired in the third quarter of 2021. We expect property operating expenses to increase in the future as our operational activity increases but decrease as a percentage of total revenues as we lease-up our non-stabilized properties.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the three months ended September 30, 2022 and 2021 were approximately $0.6 million and approximately $0.1 million, respectively. Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses – affiliates is primarily attributable to a full quarter of operations for 11 properties and partial quarter of operations for three properties acquired in the third quarter of 2022, compared to a full quarter of operations for two properties and partial quarter of operations for one property acquired in the third quarter of 2021. We expect property operating expenses – affiliates to increase in the future as our operational activity increases.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2022 and 2021 were approximately $0.6 million and approximately $0.3 million, respectively. General and administrative expenses consist primarily of legal expenses, directors’ and officers’ insurance, transfer agent fees, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors related costs. The increase in general and administrative expenses is primarily attributable to an increase in costs commensurate with the increase in our operational activity. We expect general and administrative expenses to increase in the future as our operational activity increases, but decrease as a percentage of total revenue.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended September 30, 2022 and 2021 were approximately $2.0 million and approximately $0.3 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The increase in depreciation and amortization expense is primarily attributable to a full quarter of operations for 11 properties and partial quarter of operations for three properties acquired in the third quarter of 2022, compared to a full quarter of operations for two properties and partial quarter of operations for one property acquired in the third quarter of 2021. We expect depreciation and amortization expense to increase in future periods commensurate with our future acquisition activity.

Acquisition Expenses – Affiliates

Acquisition expenses – affiliates for each of the three months ended September 30, 2022 and 2021 were approximately $0.2 million and approximately $0.1 million. Acquisition expenses primarily relate to the costs associated with our potential acquisitions prior to the acquisitions becoming probable in accordance with our capitalization policy. We expect acquisition expenses- affiliates to fluctuate in the future commensurate with our acquisition activity.

Other Property Acquisition Expenses

Other property acquisition expenses for the three months ended September 30, 2022 and 2021 were approximately $0.1 million and approximately $0.2 million, respectively. Acquisition expenses primarily relate to the costs associated with our potential acquisitions prior to the acquisitions becoming probable in accordance with our capitalization policy. We expect other property acquisition expenses to fluctuate in the future commensurate with our acquisition activity.

Interest Expense

Interest expense for the three months ended September 30, 2022 and 2021 was approximately $1.4 million and approximately $0.2 million, respectively. Interest expense consists of interest incurred on the loans related to our 14 self storage properties in 2022 compared to three properties in 2021. We expect interest expense to fluctuate in the future commensurate with our future debt level and interest rates.

Interest Expense – Debt Issuance Costs

Interest expense – debt issuance costs for the three months ended September 30, 2022 and 2021 were approximately $0.2 million and approximately $0.1 million, respectively. Interest expense – debt issuance costs reflects the amortization of fees incurred in connection with obtaining financing. We expect interest expense – debt issuance costs to increase commensurate with our future financing activity.

Foreign currency adjustment

Foreign currency adjustment for the three months ended September 30, 2022 and 2021 was approximately $1.1 million and approximately $0.1 million, respectively. Foreign currency adjustment consists of changes in foreign currency related to our net investments in unconsolidated real estate ventures, not classified as long term in accordance with GAAP. We expect foreign currency adjustment to change in the future based upon changes in exchange rates, as well as future net investments in real estate in currencies other than United States dollars.

Comparison of the Nine Months Ended September 30, 2022 and 2021

Total Revenues

Total revenues for the nine months ended September 30, 2022 and 2021 were approximately $5.5 million and approximately $0.6 million, respectively. The increase in total revenue is primarily attributable to a full period of operations for six properties and partial period of operations for eight properties acquired during the first nine months of 2022, compared to partial period of operations for three properties acquired during the first nine months of 2021. We expect total revenues to increase in the future commensurate with our future acquisition activity and lease-up of our non-stabilized properties.

Property Operating Expenses

Property operating expenses for the nine months ended September 30, 2022 and 2021 were approximately $2.6 million and approximately $0.3 million, respectively. Property operating expenses include the costs to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses is primarily attributable to a full period of operations for six properties and partial period of operations for eight properties acquired during the first nine months of 2022, compared to partial period of operations for three properties acquired during the first nine months of 2021. We expect property operating expenses to increase in the future as our operational activity increases but decrease as a percentage of total revenues as we lease-up our non-stabilized properties.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the nine months ended September 30, 2022 and 2021 were approximately $1.2 million and approximately $0.1 million, respectively. Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses – affiliates is primarily attributable to a full period of operations for six properties and partial period of operations for eight properties acquired during the first nine months of 2022, compared to partial period of operations for three properties acquired during the first nine months of 2021. We expect property operating expenses – affiliates to increase in the future as our operational activity increases.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2022 and 2021 were approximately $1.6 million and approximately $0.5 million, respectively. General and administrative expenses consist primarily of legal expenses, directors’ and officers’ insurance, transfer agent fees, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors related costs. The increase in general and administrative expenses is primarily attributable to an increase in costs commensurate with the increase in our operational activity. We expect general and administrative expenses to increase in the future as our operational activity increases, but decrease as a percentage of total revenue.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the nine months ended September 30, 2022 and 2021 were approximately $4.2 million and approximately $0.5 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The increase in depreciation and amortization expense is primarily attributable to a full period of operations for six properties and partial period of operations for eight properties acquired during the first nine months of 2022, compared to partial period of operations for three properties acquired during the first nine months of 2021. We expect depreciation and amortization expense to increase in future periods commensurate with our future acquisition activity.

Acquisition Expenses – Affiliates

Acquisition expenses – affiliates for the nine months ended September 30, 2022 and 2021 were approximately $0.4 million and approximately $0.2 million, respectively. Acquisition expenses primarily relate to the costs associated with our potential acquisitions prior to the acquisitions becoming probable in accordance with our capitalization policy. We expect acquisition expenses - affiliates to fluctuate in the future commensurate with our acquisition activity.

Other Property Acquisition Expenses

Other property acquisition expenses for the nine months ended September 30, 2022 and 2021 were approximately $0.7 million and approximately $0.4 million, respectively. Acquisition expenses primarily relate to the costs associated with our potential acquisitions prior to the acquisitions becoming probable in accordance with our capitalization policy. We expect other property acquisition expenses to fluctuate in the future commensurate with our acquisition activity.

Interest Expense

Interest expense for the nine months ended September 30, 2022 and 2021 was approximately $2.6 million and approximately $0.4 million, respectively. Interest expense consists of interest incurred on the loans related to our 14 self storage properties in 2022 compared to three properties in 2021. We expect interest expense to fluctuate in the future commensurate with our future debt level and interest rates.

Interest Expense – Debt Issuance Costs

Interest expense – debt issuance costs for the nine months ended September 30, 2022 and 2021 were approximately $0.8 million and approximately $0.1 million, respectively. Interest expense – debt issuance costs reflects the amortization of fees incurred in connection with obtaining financing. The increase is primarily related to the write off of approximately $0.3 million in debt issuance cost related to the Huntington Credit Facility in accordance with GAAP. We expect interest expense – debt issuance costs to increase commensurate with our future financing activity.

Foreign currency adjustment

Foreign currency adjustment for the nine months ended September 30, 2022 and 2021 was approximately $1.3 million and approximately $0.1 million, respectively. Foreign currency adjustment consists of changes in foreign currency related to our net investments in unconsolidated real estate ventures, not classified as long term in accordance with GAAP. We expect foreign currency adjustment to change in the future based upon changes in exchange rates, as well as future net investments in real estate in currencies other than United States dollars.

Liquidity and Capital Resources

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the nine months ended September 30, 2022 and 2021 is as follows:

	Nine Months Ended
	September 30, 2022	September 30, 2021	Change
Net cash flow provided by (used in):
Operating activities	$(2,654,621)	$(1,070,936)	$(1,583,685)
Investing activities	(161,499,342)	(22,316,711)	(139,182,631)
Financing activities	165,776,206	31,850,649	133,925,557

Cash flows used in operating activities for the nine months ended September 30, 2022 and 2021 were approximately $2.7 million and approximately $1.1 million, respectively, a change of approximately $1.6 million. The increase in cash used in our operating activities is primarily the result of increased acquisitions of lease up and non stabilized properties.

Cash flows used in investing activities for the nine months ended September 30, 2022 and 2021 were approximately $161.5 million and approximately $22.3 million, respectively, a change of approximately $139.2 million. The increase in cash used in our investing activities is primarily the result of cash used for the purchase of real estate.

Cash flows provided by financing activities for the nine months ended September 30, 2022 and 2021 were approximately $165.8 million and approximately $31.9 million, respectively, a change of approximately $133.9 million. The increase in cash provided by our financing activities is primarily the result of an increase in net proceeds raised from our Offering of approximately $54.2 million and a $82.0 million increase in net debt proceeds used to acquire real estate.

Short-Term Liquidity and Capital Resources

Our Advisor funded and was responsible for our organization and offering costs on our behalf, prior to the commencement of our formal operations on March 10, 2021 when we acquired the Phoenix Property. Currently, we generally expect that we will meet our short-term operating liquidity requirements, including potential development costs related to our joint venture investments as described in “Investments in Unconsolidated Real Estate Ventures” above from the combination of proceeds from our Primary Offering, proceeds from secured or unsecured financing from banks or other lenders, and net cash provided by property operations.

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

The following shows our distributions paid and the sources of such distributions for the respective periods presented:

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
Distributions paid in cash — common stockholders	$2,372,829		$170,125
Distributions paid in cash — Operating Partnership unitholders	229,594		115,266
Distributions reinvested	1,661,899		142,446
Total distributions	$4,264,322		$427,837
Source of distributions
Cash flows provided by operations	$—	0.0%	$—	0.0%
Proceeds from offerings	2,602,423	61.0%	285,391	66.7%
Offering proceeds from distribution reinvestment plan	1,661,899	39.0%	142,446	33.3%
Total sources	$4,264,322	100.0%	$427,837	100.0%

From our inception through September 30, 2022, we have paid cumulative distributions of approximately $4.8 million, as compared to cumulative net loss attributable to our common stockholders of approximately $12.5 million. For the nine months ended September 30, 2022, we paid distributions of approximately $4.3 million, as compared to a net loss attributable to our common stockholders of approximately $9.5 million. Net loss attributable to our common stockholders for the nine months ended September 30, 2022, reflects non-cash depreciation and amortization of approximately $4.2 million and acquisition related expenses of approximately $1.1 million. From our inception through September 30, 2022, cumulative net loss attributable to our common stockholders reflects non-cash depreciation and amortization of approximately $5.2 million, and acquisition related expenses of approximately $2.4 million.

For the nine months ended September 30, 2021, we paid distributions of approximately $0.4 million, as compared to a net loss attributable to our common stockholders of approximately $1.6 million. Net loss attributable to our common stockholders for the nine months ended September 30, 2021 reflects non-cash depreciation and amortization of approximately $0.5 million and acquisition related expenses of approximately $0.6 million.

Indebtedness

As of September 30, 2022, our total indebtedness was approximately $135.6 million which included approximately $120.1 million of variable rate debt and approximately $16.8 million of fixed rate debt, less approximately $1.3 million in net debt issuance costs.

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

Our material cash requirements from known contractual and other obligations primarily relate to the following, for which information on both a short-term and long-term basis is provided in the indicated notes to the consolidated financial statements:

•
Debt — Refer to Note 5 of the Notes to the Consolidated Financial Statements. Future cash payments for interest on debt over the next 12 months is approximately $7.8 million. Future cash payments for maturing debt over the next 12 months is approximately $25.0 million. We expect to meet these future obligations with a combination of proceeds from our Primary Offering, operations, exercising debt extension options and future debt financing.
•
Commitments and contingencies — Refer to Note 8 of the Notes to the Consolidated Financial Statements.

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

Subsequent Events

Please see Note 11 of the Notes to the Consolidated Financial Statements contained in this report.

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

As of September 30, 2022, our total indebtedness was approximately $135.6 million, which included approximately $120.1 million in variable rate debt and approximately $16.8 million in fixed rate debt, less approximately $1.3 million in net debt issuance costs. A change in interest rates on variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase by 100 basis points, the increase in interest would decrease future earnings and cash flows by approximately $1.2 million annually.

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

The following table summarizes future debt maturities and average interest rates on our outstanding debt as of September 30, 2022:

	Payments due during the years ended December 31,
	2022	2023	2024	2025	2026	Thereafter	Total
Variable rate debt	$25,000,000	$—	$95,091,351	$—	$—	$—	$120,091,351
Average interest rate(1)	5.89%	5.63%	5.63%	N/A	N/A	N/A
Fixed rate debt (2)	$—	$—	$4,800,000	$12,007,050	$—	$—	$16,807,050
Average interest rate	5.20%	5.20%	5.20%	6.27%	N/A	N/A

(1)
Interest expense for the variable rate debt was calculated based on the rate in effect on September 30, 2022.
(2)
The National Bank of Canada Loan has a variable rate however we entered into an interest rate swap agreement that fixes CDOR at 4.02% until the maturity of the loan.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The following should be read in conjunction with the risk factors set forth in the “Risk Factors” section of our Registration Statement on Form S-11 (SEC Registration No. 333-256598).

We have incurred a net loss to date, have an accumulated deficit and our operations may not be profitable in 2022.

We incurred a net loss attributable to common stockholders of approximately $9.5 million for the nine months ended September 30, 2022. Our accumulated deficit was approximately $12.5 million as of September 30, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)
During the three months ended September 30, 2022, through our distribution reinvestment plan, we have issued approximately 73,000 Class P shares to investors who originally purchased shares in our private offering, for gross proceeds of approximately $0.7 million. No sales commissions or dealer manager fees are paid in connection with the sale of shares pursuant to our distribution reinvestment plan. Each of the purchasers of our shares of common stock under our private offering has represented that he or she is an accredited investor. Based upon these representations, we believe that the foregoing issuances of our shares of Class P common stock were exempt from the registration requirements pursuant to Rule 506 and Section 4(a)(2) of the Act and Regulation D promulgated thereunder.
(b)
On March 17, 2022, our Public Offering (SEC File No. 333-256598) of up to $1.0 billion in shares of our common stock in our Primary Offering was declared effective by the SEC, consisting of three classes of shares: Class A shares for $10.33 per share (up to $450 million in shares), Class T shares for $10.00 per share (up to $450 million in shares), and Class W shares for $9.40 per share (up to $100 million in shares) and up to $95 million in shares pursuant to our distribution reinvestment plan at $9.81 per share for Class A shares, $9.50 per share for Class T shares and $9.40 per share for Class W shares. As of September 30, 2022, we had sold approximately 1.2 million Class A shares for gross offering proceeds of approximately $12.5 million, approximately 2.2 million Class T shares for gross offering proceeds of approximately $21.9 million and approximately 0.2 million Class W shares for gross offering proceeds of approximately $1.6 million pursuant to our Primary Offering. Through our distribution reinvestment plan, we have issued approximately 3,000 Class A shares, approximately 5,000 Class T shares and approximately 1,000 Class W shares for gross proceeds of approximately $0.1 million. We have incurred approximately $3.2 million in sales commissions and dealer manager fees (of which approximately $1.0 million was re-allowed to a third party broker-dealer) in connection with the Primary Offering, and approximately $2.0 million in organization and offering costs.
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

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended September 30, 2022 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1

First Articles of Amendment and Restatement of Strategic Storage Trust VI, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11, filed on May 28, 2021, Commission File No. 333-256598

3.2

Amended and Restated Bylaws of Strategic Storage Trust VI, Inc., incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, filed on March 15, 2022, Commission File No. 333-256598

3.3

Articles of Amendment of Strategic Storage Trust VI, Inc., incorporated by reference to Exhibit 3.3 to Pre-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, filed on March 15, 2022, Commission File No. 333-256598

3.4

Articles Supplementary of Strategic Storage Trust VI, Inc., incorporated by reference to Exhibit 3.4 to Pre-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, filed on March 15, 2022, Commission File No. 333-256598

3.5

Second Articles of Amendment of Strategic Storage Trust VI, Inc., incorporated by reference to Exhibit 3.5 to Pre-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, filed on March 15, 2022, Commission File No. 333-256598

4.1

Form of Subscription Agreement and Subscription Agreement Signature Page (included as Appendix A to the prospectus), incorporated by reference to the Company’s prospectus dated March 17, 2022, Commission File No. 333-256598

10.1

Purchase Agreement for the Burlington Property, dated as of August 5, 2022, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 18, 2022, Commission File No. 333-256598

10.2

Non-Revolving Term Facility Credit Agreement, dated as of September 20, 2022, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 22, 2022, Commission File No. 333-256598

10.3

Omnibus First Amendment to Mezzanine Loan Documents, dated July 8, 2022, incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q, filed on August 8, 2022, Commission File No. 333-256598

10.4*	Amendment No. 1 to Dealer Manager Agreement, dated October 25, 2022

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following Strategic Storage Trust VI, Inc. financial information for the three and nine months Ended September 30, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Equity and Temporary Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

104*	The cover page from the Strategic Storage Trust VI, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, has been formatted in Inline XBRL.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STORAGE TRUST VI, INC. (Registrant)
Dated: November 10, 2022	By:	/s/ Matt F. Lopez
Matt F. Lopez Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)