Form 10-K
period 2022-12-31
Strategic Storage Trust VI, Inc.
filed 2023-03-22
CIK 1852575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 333-256598

Strategic Storage Trust VI, Inc.

(Exact name of Registrant as specified in its charter)

Maryland	85-3494431
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10 Terrace Rd.

Ladera Ranch, California 92694

(Address of principal executive offices)

(877) 327-3485

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial account standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant: There is currently no established public market for the registrant’s shares of common stock.

As of March 17, 2023, there were 10,914,899 outstanding shares of Class P common stock, 2,031,954 outstanding shares of Class A common stock, 3,615,939 outstanding shares of Class T common stock and 376,236 outstanding shares of Class W common stock of the registrant.

Documents Incorporated by Reference:

The registrant incorporates by reference in Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K portions of its Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-K of Strategic Storage Trust VI, Inc., other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “seek,” “continue,” or other similar words.

Any such forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which we operate, and beliefs of, and assumptions made by, our management and involve uncertainties that could significantly affect our financial results. Such statements include, but are not limited to: (i) statements about our plans, strategies, initiatives, and prospects; and (ii) statements about our future results of operations, capital expenditures, and liquidity. Such statements are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from those projected or anticipated, including, without limitation:

•
We have limited prior operating history and financing sources, and the prior performance of real estate investment programs sponsored by our Sponsor and its affiliates may not be an indication of our future results.
•
There is currently no public trading market for our shares and there may never be one; therefore, it will be difficult for stockholders to sell their shares. Our charter does not require us to pursue a liquidity transaction at any time.
•
Stockholders may be unable to sell their shares because their ability to have their shares redeemed pursuant to our share redemption program is subject to significant restrictions and limitations and if stockholders are able to sell their shares under the program, they may not be able to recover the amount of their investment in our shares.
•
The actual value of shares that we redeem under our share redemption program may be substantially less than what we pay.
•
We have paid, and may continue to pay, distributions from sources other than cash flow from operations, which may include borrowings or the net proceeds of our Public Offering (which may constitute a return of capital); therefore, we will have fewer funds available for the acquisition of properties, and our stockholders’ overall return may be reduced. Therefore, it is likely that some or all of the distributions that we make will represent a return of capital, at least in the first few years of operation.
•
We may be unable to pay or maintain cash distributions or increase distributions over time.
•
We may suffer from delays in locating suitable investments, which could adversely affect our ability to make distributions and the value of an investment in us.
•
Our ability to operate profitably will depend upon the ability of our Advisor to efficiently manage our day-to-day operations and the ability of our Property Manager and affiliates of our Advisor to effectively manage our properties.
•
Our Advisor, property manager, and their officers and certain of our key personnel will face competing demands relating to their time, and this may cause our operating results to suffer.
•
Our Advisor will face conflicts of interest relating to the purchase of properties, including conflicts with SmartStop Self Storage REIT, Inc. and Strategic Storage Growth Trust III, Inc., and such conflicts may not be resolved in our favor, which could adversely affect our investment opportunities.
•
Our Advisor and its affiliates will face conflicts of interest relating to the incentive fee structure under our operating partnership agreement, which could result in actions that are not necessarily in the long-term best interests of our stockholders.
•
SmartStop Storage Advisors, LLC (“SSA”) may receive economic benefits from its status as a special limited partner without bearing any of the investment risk.

•
Our board of directors may change any of our investment objectives without the consent of our stockholders, including our focus on income-producing and growth self storage properties.
•
Payment of fees to our Advisor and its affiliates will reduce cash available for investment and distribution. There are a number of such fees that may have to be paid and certain fees may be added or the amounts increased without stockholder approval.
•
The growth portion of our property acquisition strategy involves a higher risk of loss than more conservative investment strategies.
•
Because we are focused on the self storage industry, our rental revenues will be significantly influenced by demand for self storage space generally, and a decrease in such demand would likely have a greater adverse effect on our rental revenues than if we owned a more diversified real estate portfolio.
•
We will be subject to risks associated with joint venture partners in joint venture arrangements that otherwise may not be present in other real estate investments.
•
We are subject to additional risks as a result of any joint venture interest or properties we acquire in Canada.
•
We have broad authority to incur debt, and high debt levels could hinder our ability to make distributions and could decrease the value of an investment in us.
•
We have incurred, and intend to continue to incur, indebtedness secured by our properties, which may result in foreclosure.
•
Failure to qualify as a REIT would adversely affect our operations and our ability to make distributions as we will incur additional tax liabilities.
•
The preferred units rank senior to all classes or series of partnership interests in our operating partnership, and therefore, any cash we have to pay distributions may be used to pay distributions to the preferred investor first, which could have a negative impact on our ability to pay distributions to our stockholders.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. We cannot guarantee the accuracy of any such forward-looking statements contained in this Form 10-K, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

For further information regarding risks and uncertainties associated with our business, and important factors that could cause our actual results to vary materially from those expressed or implied in such forward-looking statements, please refer to the factors listed and described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Risk Factors” sections of the documents we file from time to time with the U.S. Securities and Exchange Commission, including, but not limited to, this report and our quarterly reports on Form 10-Q, copies of which may be obtained from our website at www.strategicreit.com.

PART I

ITEM 1. BUSINESS

Formation and Corporate Structure

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

Prior to the termination of our Private Offering, approximately 10.6 million shares of Class P common stock were sold for gross offering proceeds of approximately $100.7 million. As of December 31, 2022, approximately 1.8 million Class A shares, approximately 3.0 million Class T shares and approximately 0.2 million Class W shares had been sold in the Public Offering for gross offering proceeds of approximately $18.1 million, approximately $30.0 million and approximately $2.3 million, respectively. Through our distribution reinvestment plan, we have issued approximately 0.3 million Class P shares, approximately 10,000 Class A shares, approximately 17,000 Class T shares and approximately 2,000 Class W shares for gross proceeds of approximately $2.9 million.

We have invested the net proceeds from our Private Offering and Public Offering primarily in self storage facilities consisting of both income-producing and growth properties located in the United States and Canada. As of December 31, 2022, we owned 15 operating self storage properties located in seven states (Arizona, Delaware, Florida, Nevada, Oregon, Pennsylvania and Washington) and the Greater Toronto Area of Ontario, Canada. For more information, see Note 3 - Real Estate Facilities, of the notes to the consolidated financial statements contained in this report.

As of December 31, 2022, we owned 50% equity interests in two unconsolidated real estate ventures located in the Greater Toronto Area that are intended to be developed into self storage facilities, with subsidiaries of SmartCentres Real

Estate Investment Trust (“SmartCentres”) owning the other 50% of such entities. For more information, see Note 4 - Investment in Unconsolidated Real Estate Ventures, of the notes to the consolidated financial statements contained in this report.

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

On March 10, 2021, SmartStop OP, L.P. (“SmartStop OP”), an affiliate of our Sponsor and the operating partnership of SmartStop, contributed $5.0 million to our Operating Partnership, in exchange for 549,451 units of limited partnership interest in our Operating Partnership (the “OP Investment”). The OP Investment was made net of sales commissions and dealer manager fees, but without giving effect to the early investor discounts available to purchasers of shares in the Private Offering. At the effective time of the OP Investment, SmartStop OP was admitted as a limited partner to our Operating Partnership. As of December 31, 2022, we owned approximately 96.7% of the common units of limited partnership interest of our Operating Partnership. The remaining approximately 3.3% of the common units are owned by SmartStop OP.

On January 30, 2023, we, our Operating Partnership, and an affiliate of our Sponsor (the “Preferred Investor”) entered into a Series A Cumulative Redeemable Preferred Unit Purchase Agreement (the “Preferred Unit Purchase Agreement”) pursuant to which our Operating Partnership issued and sold to the Preferred Investor, and the Preferred Investor purchased 600,000 Series A Cumulative Redeemable Preferred Units of Limited Partnership Interest (the “Preferred Units”) at a liquidation preference of $25.00 per unit (the “Liquidation Amount”) in consideration for the Preferred Investor making a capital contribution to our Operating Partnership in an amount of $15 million (the “Preferred Investment”). See Note 11 – Subsequent Events, of the notes to the consolidated financial statements contained in this report.

Our Operating Partnership will own, directly or indirectly through one or more special purpose entities, all of the self storage properties that we acquire. We will conduct certain activities through our taxable REIT subsidiary, Strategic Storage TRS VI, Inc., a Delaware corporation (the “TRS”) which was formed on October 16, 2020 and is a wholly owned subsidiary of our Operating Partnership.

Our Property Manager, a Delaware limited liability company, was formed on October 7, 2020 to manage our properties. Our Property Manager will derive substantially all of its income from the property management services it performs for us. Our Property Manager may enter into sub-property management agreements with third party management companies and pay part of its management fee to such sub-property manager. See Note 7 – Related Party Transactions – Property Management Agreement, of the notes to the consolidated financial statements contained in this report.

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

As we accept subscriptions for shares of our common stock, we transfer all of the net offering proceeds to our Operating Partnership as capital contributions in exchange for additional units of interest in our Operating Partnership. However, we will be deemed to have made capital contributions in the amount of gross proceeds received from investors, and our Operating Partnership will be deemed to have simultaneously paid the sales commissions and other costs associated with the offerings. In addition, our Operating Partnership is structured to make distributions with respect to limited partnership units that are equivalent to the distributions made to holders of common stock. Finally, a limited partner in our Operating Partnership may later exchange his or her limited partnership units in our Operating Partnership for shares of our common stock at any time after one year following the date of issuance of their limited partnership units, subject to certain restrictions outlined in the limited partnership agreement of our Operating Partnership, which was amended and restated in connection with the Public Offering (as amended, the “Operating Partnership Agreement”). SSA and SmartStop OP are prohibited from exchanging or otherwise transferring units representing $202,000 of the limited partnership units acquired in their initial investments in our Operating Partnership so long as our Advisor is acting as our Advisor pursuant to our Advisory Agreement.

Industry Summary

“Self storage” refers to properties that offer do-it-yourself, month-to-month storage unit rental for personal or business use. Self storage offers a cost-effective and flexible storage alternative. Customers rent fully-enclosed spaces that can vary in size according to their specific needs. Customers typically have access to their storage units from 6:00 A.M.–10:00 P.M. (365 days per year), and some facilities provide 24-hour access. Customers have responsibility for moving their items into and out of their units. Self storage unit sizes typically range from five feet by five feet to 10 feet by 40 feet.

Self storage provides a convenient way for individuals and businesses to store their possessions, whether due to a life change or simply because of a need for extra storage space. According to the 2023 Self Storage Almanac, self storage facilities generally have a customer mix of approximately 79% residential, 14% commercial, 4% military, and 3% students. The mix of residential customers using a self storage property is determined by a property’s local demographics and often includes people who are looking to downsize their living space or who are not yet settled in a large home. The items residential customers place in self storage properties range from furniture, household items, and appliances to cars, boats, and recreational vehicles. Commercial customers tend to include small business owners who require easy and frequent access to their goods, records, or extra inventory, or storage for seasonal goods. Self storage properties provide an accessible storage alternative at a relatively low cost. Properties generally have on-site managers who supervise and run the day-to-day operations, providing customers with assistance as needed.

Self storage benefits from demand drivers that occur during both expansionary and recessionary economic environments. The six key demand drivers of self storage are: (1) population growth; (2) percentage of renter-occupied housing units; (3) average household size; (4) average household income; (5) supply constraints; and (6) economic growth. Customers choose a self storage property based largely on the convenience of the site to their home or business. Therefore, high-density, high-traffic population centers are ideal locations for a self storage property. A property’s perceived security and the general professionalism of the site managers and staff are also contributing factors to a site’s ability to secure rentals. Although most self storage properties are leased to customers on a month-to-month basis, customers tend to continue their leases for extended periods of time. However, there are seasonal fluctuations in occupancy rates for self storage properties. Generally, there is increased leasing activity at self storage properties during the late spring and early summer months due to the higher number of people who relocate during this period.

As population densities have increased in the United States, there has been an increase in self storage awareness and development. According to the 2023 Self Storage Almanac:

•
at the end of 2022, there were 51,206 facilities in the United States;
•
at the end of 2021, there were 50,523 facilities in the United States;
•
at the end of 2020, there were 49,233 facilities in the United States;
•
at the end of 2019, there were 47,863 facilities in the United States; and
•
at the end of 2018, there were 45,547 facilities in the United States;

The growth in the industry has created more competition in various geographic regions. This has led to an increased emphasis on site location, property design, innovation and functionality to accommodate local planning and zoning boards and to distinguish a facility from other offerings in the market. This is especially true for new sites slated for high-density population centers.

Self storage operators have placed increased emphasis on offering ancillary products that provide incremental revenues. Moving and packing supplies, such as locks and boxes, and the offering of other services, such as tenant insurance programs, truck rentals, and delivery services help to increase revenues. As more sophisticated self storage operators continue to develop innovative products and services such as online rentals, climate-controlled storage, wine storage, customer-service call center access, digital gate access, unit security, and after-hours storage, local operators may be increasingly unable to meet higher customer expectations, which could encourage consolidation in the industry.

Business Overview

Unlike many other REITs and real estate companies, we are an operating business. We develop, acquire, and own self storage facilities. We do not directly manage or operate any of our properties. Rather, we rely on our property manager for such responsibilities. Our self storage facilities offer inexpensive, easily accessible, enclosed storage units or parking spaces to residential and commercial users on a month-to-month basis. Our facilities are fenced with computerized gates and well illuminated. Many of our properties provide customers with the convenience of direct vehicle access to their storage units. Most of our facilities offer climate controlled units that offer heating in the winter and cooling in the summer. Certain of our facilities also offers outside vehicle, boat and recreational vehicle storage areas. Our facilities are generally constructed of masonry or steel walls resting on concrete slabs and have standing seam metal, shingle, or tar and gravel roofs. Customers typically have access to their storage units from 6:00 AM — 10:00 PM. Individual storage units are secured by a lock furnished by the customer to provide the customer with control of access to the space, and access to storage units is controlled by keypad enabled entry doors or gate.

As an operating business, self storage requires a much greater focus on strategic planning and tactical operation plans. Our property manager has in-house sales center, which gives us a strategic advantage over other non-institutional operators, allowing us to centralize our sales efforts as we capture new business over the phone, email, chat, and text. As we grow our portfolio of self storage facilities, we have been able to consolidate and streamline a number of aspects of our operations through economies of scale. For example, we expect that size and geographic diversification, as well as institution of a blanket property and casualty insurance program over all properties managed by our property manager nationwide, will reduce our total insurance costs per property. As we acquire facilities, increased diversification will further mitigate against risk and reduce the cost of insurance per property. We also utilize our property manager’s digital marketing breadth and expertise which allows us to acquire customers efficiently by leveraging our property manager’s portfolio size and technological proficiency. To the extent we can acquire facilities in clusters within geographic regions, we see property management efficiencies resulting in reduction of personnel and other administrative costs.

Investment Objectives

Overview

We have invested and will continue to invest a substantial amount of the net proceeds of the Public Offering in self storage facilities consisting of both income-producing and growth properties and related self storage real estate investments. We may also use net offering proceeds to pay down debt or make distributions if our cash flows from operations are insufficient. Our investment objectives, strategy, and policies may be amended or changed at any time by our board of directors. Although we have no plans at this time to change any of our investment objectives, our board of directors may change any and all such investment objectives, including our focus on self storage real estate investments, if our board of directors believes such changes are in the best interests of our stockholders. In addition, we may invest in mortgage loans, securities of real estate companies, and other real estate-related investments if our board of directors deems such investments to be in the best interests of our stockholders. We cannot assure our stockholders that our policies or investment objectives will be attained or that the value of our common stock will not decrease.

Primary Investment Objectives

Our primary investment objectives are to:

•
invest in income-producing and growth self storage properties in a manner that allows us to qualify as a REIT for federal income tax purposes;
•
achieve appreciation in the value of our properties and, hence, appreciation in stockholder value;
•
grow net cash flow from operations in order to provide sustainable cash distributions to our stockholders over the long-term; and
•
preserve and protect our stockholders’ invested capital.

We cannot assure our stockholders that we will attain these primary investment objectives.

Liquidity Events

Subject to then-existing market conditions and the in sole discretion of our board of directors, we intend to seek one or more of the following liquidity events within three to five years after completion of our Public Offering:

•
merge, reorganize, or otherwise transfer our company or its assets to another entity with listed securities;
•
list our shares on a national securities exchange;

•
commence the sale of all of our properties and liquidate our company; or
•
otherwise create a liquidity event for our stockholders.

However, we cannot assure our stockholders that we will achieve one or more of the above-described liquidity events within the time frame contemplated or at all. This time frame represents our best faith estimate of the time necessary to build a portfolio sufficient to effectuate one of the liquidity events listed above. Our charter does not provide a date for termination of our corporate existence and does not require us to pursue a liquidity transaction at any time. Our board of directors has the sole discretion to continue operations beyond five years after completion of the offering if it deems such continuation to be in the best interests of our stockholders. Even if we do accomplish one or more of these liquidity events, we cannot guarantee that such liquidity event will result in proceeds per share higher than what was paid for shares in our Public Offering. At the time it becomes necessary for our board of directors to determine which liquidity event, if any, is in the best interests of us and our stockholders, we expect that the board of directors will take all relevant factors at that time into consideration when making a liquidity event decision. We expect that the board will consider various factors including, but not limited to, costs and expenses related to each possible liquidity event and the potential subordinated distributions payable to our Advisor.

Self Storage Investment and Business Strategies

Self Storage Investment Strategy

We intend to use the net proceeds we raise in our Public Offering to acquire or develop income-producing and growth self storage properties and related self storage real estate investments in locations including, but not limited to, the United States and Canada, that are expected to support sustainable stockholder distributions over the long term while also achieving appreciation in the value of our properties and, hence, appreciation in stockholder value. While we intend to invest in a mix of income-producing and growth self storage properties, we do not have a planned allocation percentage between these two strategies at this time.

In order to implement our income-producing investment strategy, we will focus on self storage facilities with stabilized occupancy rates, but we have the opportunity for higher economic occupancy due to the property management capabilities of our property manager. In order to implement our growth investment strategy, we will focus on self storage facilities to be developed, currently under development, in lease-up, and self storage facilities in need of expansion, redevelopment, or repositioning. These properties may be undeveloped, under development, or in need of renovation. We will invest in self storage facilities located in primary and secondary markets. We may acquire properties with lower quality construction or management, with fewer amenities offered, or with low occupancy rates and reposition them by seeking to improve the property, management quality, amenities, and occupancy rates and thereby increase lease revenues and overall property value. We may also acquire properties in markets that are depressed or overbuilt with the anticipation that, within our targeted holding period, the markets will recover and favorably impact the value of these properties. We may also acquire properties from sellers who are distressed or face time-sensitive deadlines with the expectation that we can achieve better success with the properties. Many of the markets where we will acquire properties may have high growth potential in lease rates and sale prices.

We may consider the following property and market factors, among others, to identify potential self storage facility acquisitions:

•
projected demand for facilities of a property’s type in the area;
•
a property’s geographic location and type;
•
a property’s physical location in relation to population density, traffic counts, and access;
•
construction quality and condition;
•
potential for capital appreciation;
•
proposed purchase price, terms, and conditions;
•
historical financial performance;
•
rental rates and occupancy levels for the property and competing properties in the area;
•
potential for rent increases;
•
demographics of the area;

•
operating expenses being incurred and expected to be incurred, including, but not limited to property taxes and insurance costs;
•
potential capital improvements and reserves required to maintain the property;
•
prospects for liquidity through sale, financing, or refinancing of the property;
•
potential competitors for expanding the physical layout of the property;
•
the potential for the construction of new properties in the area;
•
treatment under applicable federal, state, and local tax and other laws and regulations;
•
evaluation of title and obtaining of satisfactory title insurance; and
•
evaluation of any reasonably ascertainable risks such as environmental contamination.

Self Storage Business Strategy

Unlike many other REITs and real estate companies, we are an operating business. Our self storage facilities will offer inexpensive, easily accessible, enclosed storage units or parking space to residential and commercial users on a month-to-month basis. Most of our facilities will be fenced with computerized gates and will be well lighted. Many of our properties will be single-story, thereby providing customers with the convenience of direct vehicle access to their storage units. At certain facilities, we will offer climate controlled units that offer heating in the winter and cooling in the summer. Many of our facilities will also offer outside vehicle, boat, and recreational vehicle storage areas. Our facilities generally will be constructed of masonry or steel walls resting on concrete slabs and have standing seam metal, shingle, or tar and gravel roofs. We expect that customers will have access to their storage units from 6:00 A.M.–10:00 P.M., and some of our facilities will provide 24-hour access. Individual storage units will be secured by a lock furnished by the customer to provide the customer with control of access to the space.

As an operating business, self storage requires a much greater focus on strategic planning and tactical operation plans. Our property manager has an in-house sales center, which gives us a strategic advantage over other non-institutional operators and will allow us to centralize our sales efforts as we capture new business over the phone, email, chat, and text. As we grow our portfolio of self storage facilities, we will be able to consolidate and streamline a number of aspects of our operations through economies of scale. For example, we expect that size and geographic diversification, as well as institution of a blanket property and casualty insurance program over all properties managed by our property manager nationwide, will reduce our total insurance costs per property. As we acquire facilities, increased diversification will further mitigate against risk and reduce the cost of insurance per property. We will also utilize our property manager’s digital marketing breadth and expertise which will allow us to acquire customers efficiently by leveraging our property manager’s portfolio size and technological proficiency. To the extent we can acquire facilities in clusters within geographic regions, we see property management efficiencies resulting in reduction of personnel and other administrative costs.

Self Storage Focus

“Self storage” refers to properties that offer do-it-yourself, month-to-month storage unit rental for personal or business use. According to the 2023 Self Storage Almanac, there are approximately 51,200 primary self storage facilities in the United States representing a total of 2.0 billion rentable square feet. The largest 100 operators manage approximately 59.0% of net rentable square footage, but only 34.8% of all U.S.-based self storage properties. The six publicly listed self storage companies are Public Storage, Extra Space Storage Inc., AMERCO (the parent company of U-Haul), CubeSmart, LifeStorage, Inc. and National Storage Affiliates Trust, which collectively operate approximately 21.9% of all U.S.-based self storage properties. Similar to the U.S., the self storage market in Canada exhibits highly fragmented ownership, albeit to a much greater extent. Colliers estimate that approximately 70% of all stores in Canada are owned by individuals with only one or two stores and the top 10 operators in Canada have roughly 20% market share. With the majority of the existing supply operated locally by non-institutional groups in the U.S and Canada, there is a significant market opportunity to acquire existing facilities and increase revenue and profitability through professional management, digitalization and physical expansion projects. As a result of the track record of our Sponsor and its affiliates in investing in self storage facilities, our experienced management team, and the fragmented nature of the self storage industry, we believe there is a significant opportunity for us to achieve market penetration and name recognition in this industry.

We intend to focus on pursuing investments in self storage facilities and related self storage real estate investments in markets with varying economic and demographic characteristics, including large urban cities, densely populated suburban cities, and smaller rural cities, as long as the property meets our acquisition criteria described below. We also intend to expand and develop certain facilities that we purchase in order to capitalize on underutilization and excess demand. The development of certain facilities we purchase may include an expansion of the self storage units or the services and ancillary products offered as well as making units available for office space. However, future investments will not be limited to any geographic area, to a type of facility, or to a specified percentage of our total assets. We will strategically invest in specific domestic or foreign markets when opportunities that meet our investment criteria are available. In general, when evaluating potential acquisitions of self storage facilities, the primary factor we will consider is the property’s current and projected cash flow.

General Acquisition and Investment Policies

We may invest in other types of real estate properties if our board of directors deems appropriate; however, we have no current intention of investing more than 20% of the net proceeds of our Public Offering in such other real estate properties. We will seek to make investments that will satisfy the primary investment objectives of providing regular cash distributions to our stockholders and achieving appreciation in the value of our properties and, hence, appreciation in stockholder value.

Our Advisor will have substantial discretion with respect to the selection of specific properties. However, each acquisition will be approved by our board of directors. The consideration paid for a property will ordinarily be based on the fair market value of the property as determined by a majority of our board of directors.

There is no limitation on the number, size, or type of properties that we may acquire or on the percentage of net offering proceeds that may be invested in any particular property type or single property. The number and mix of properties we acquire will depend upon real estate market conditions and other circumstances existing at the time of acquisition and the amount of proceeds raised in our Public Offerings. In determining whether to purchase a particular property, we may obtain an option on such property. The amount paid for an option, if any, is normally surrendered if the property is not purchased and may or may not be credited against the purchase price if the property is ultimately purchased.

Our Borrowing Strategy and Policies

We intend to use medium-to-high leverage (between 50% to 60% based on loan to purchase price ratio) to make our investments and, at certain times during our Public Offering, our debt leverage levels may be temporarily higher as we acquire properties in advance of funds being raised in our Public Offering. Our board of directors will regularly monitor our investment pipeline in relation to our projected fundraising efforts and otherwise evaluate market conditions related to our debt leverage ratios throughout our Public Offering. As of December 31, 2022, our leverage ratio was approximately 56%.

We may borrow amounts from our Sponsor, our Advisor, or their affiliates only if such loan is approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction as fair, competitive, commercially reasonable, and no less favorable to us than comparable loans between unaffiliated parties under the same circumstances.

We may incur our indebtedness in the form of bank borrowings, purchase money obligations to the sellers of properties and publicly- or privately-placed debt instruments, or financing from institutional investors or other lenders, including our affiliates. We may obtain a credit facility for a pool of properties, or a separate loan for each acquisition. Our indebtedness may be unsecured or may be secured by mortgages or other interests in our properties. We may use borrowing proceeds to finance acquisitions of new properties, to pay for capital improvements, repairs, or buildouts, to refinance existing indebtedness, to pay distributions, to fund redemptions of our shares, or to provide working capital.

There is no limitation on the amount we can borrow for the purchase of any property. Our aggregate borrowings, secured and unsecured, must be reasonable in relation to our net assets and must be reviewed by our board of directors at least quarterly. Our charter limits our borrowing to 300% of our net assets, as defined, (approximately 75% of the cost basis of our assets) unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders in our next quarterly report, with a justification for such excess.

Except as set forth in our charter regarding debt limits, we may re-evaluate and change our debt strategy and policies in the future without a stockholder vote. Factors that we could consider when re-evaluating or changing our debt strategy and policies include then-current economic and market conditions, the relative cost of debt and equity capital, any acquisition opportunities, the ability of our properties to generate sufficient cash flow to cover debt service requirements, and other similar factors. Further, we may increase or decrease our ratio of debt to equity in connection with any change of our borrowing policies.

Acquisition Structure

Although we are not limited as to the form our investments may take, our investments in real estate will generally constitute acquiring fee title or interests in joint ventures or similar entities that own and operate real estate. We may also enter into the following types of leases relating to real property:

•
a ground lease in which we enter into a long-term lease (generally greater than 30 years) with the owner for use of the property during the term whereby the owner retains title to the land; or
•
a master lease in which we enter into a long-term lease (typically 10 years with multiple renewal options) with the owner in which we agree to pay rent to the owner and pay all costs of operating and maintaining the property (a net lease) and typically have an option to purchase the property in the future.

We will acquire interests in real estate directly or indirectly through our operating partnership, Strategic Storage Operating Partnership VI, L.P., through other limited liability companies or limited partnerships, or through investments in joint ventures.

Conditions to Closing Acquisitions

Generally, we will not purchase any property unless and until we obtain at least a Phase I environmental assessment and history for each property to be purchased and we are sufficiently satisfied with the property’s environmental status. In addition, we will generally condition our obligation to close the purchase of any investment on the delivery and verification of certain documents from the seller or other independent professionals, including, but not limited to, where appropriate:

•
appraisals, property surveys, and site audits;
•
building plans and specifications, if available;
•
soil reports, seismic studies, and flood zone studies, if available;
•
licenses, permits, maps, and governmental approvals;
•
historical financial statements and tax statement summaries of the properties;
•
proof of marketable title, subject to such liens and encumbrances as are acceptable to us; and
•
liability and title insurance policies.

Joint Venture Investments

We may acquire some of our properties in joint ventures, some of which may be entered into with affiliates of our Advisor, including SmartStop and SSGT III. We may also enter into joint ventures, general partnerships, co-tenancies, and other participations with real estate developers, owners, and others for the purpose of owning and leasing real properties. Among other reasons, we may want to acquire properties through a joint venture with third parties or affiliates in order to diversify our portfolio of properties in terms of geographic region or property type or to co-invest with one of our property management partners. Joint ventures may also allow us to acquire an interest in a property without requiring that we fund the entire purchase price. In addition, certain properties may be available to us only through joint ventures. In determining whether to recommend a particular joint venture, our Advisor will evaluate the real property which such joint venture owns or is being formed to own under the same criteria described elsewhere in this prospectus.

We will only invest in real estate programs formed by, sponsored by, or affiliated with our Advisor or an affiliate of our Advisor if: (1) there are no duplicative property management or other fees; (2) the investment is on substantially the same terms and conditions as those received by the other investors; and (3) either (a) a majority of our directors, including a majority of our independent directors, who are not otherwise interested in the transaction (if any) approve the transaction as being fair and reasonable to our company and our stockholders, or (b) the transaction is fair to our company and our stockholders in the event all of our directors are interested in the transaction.

To the extent possible and if approved by our board of directors, including a majority of our independent directors, we will attempt to obtain a right of first refusal or option to buy if such venture partner elects to sell its interest in the property held by the joint venture. In the event that the venture partner were to elect to sell property held in any such joint venture, however, we may not have sufficient funds to exercise our right of first refusal to buy the venture partner’s interest in the property held by the joint venture. Entering into joint ventures with affiliates of our Advisor will result in certain conflicts of interest.

Government Regulations

Our business will be subject to many laws and governmental regulations. The properties we acquire likely will be subject to various regulatory requirements, such as zoning, accessibility, and fire and life safety requirements. In addition, self storage operations are subject to particular laws and regulations, including laws relating to lien auction sales of stored property upon a default by the tenant. Failure to comply with these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. We have formal policies designed to materially comply with all such regulatory requirements, however, changes in these laws and regulations, or their interpretation by agencies and courts, occur frequently. We cannot assure stockholders that these requirements will not be changed or that new requirements will not be imposed which would require significant unanticipated expenditures by us and could have an adverse effect on our financial condition and results of operations.

Accommodations for Persons with Disabilities

We are subject to various rules, regulations and standards with respect to accommodations we must make for individuals with disabilities. For example, in the United States, under the Americans with Disabilities Act of 1990, or the ADA, all public accommodations and commercial facilities are required to meet certain federal requirements related to access and use by disabled persons. We are also subject to similar requirements in Ontario, Canada, under the Accessibility for Ontarians with Disabilities Act, or AODA. Complying with such requirements could require us to remove access barriers. Failing to comply could result in the imposition of fines by various governmental agencies or an award of damages to private litigants. Although we intend to acquire properties that substantially comply with these requirements, we may incur additional costs related to compliance. In addition, a number of additional governmental laws may require us to modify any properties we purchase, or may restrict further renovations thereof, with respect to access by disabled persons. Additional legislation could impose financial obligations or restrictions with respect to access by disabled persons. Although we believe that these costs will not have a material adverse effect on us, if required changes involve a greater amount of expenditures than we currently anticipate, our ability to make expected distributions could be adversely affected.

Environmental Matters

Under various federal, state, and local laws, ordinances, and regulations, a current or previous owner or operator of real property may be held liable for the costs of removing or remediating hazardous or toxic substances. These laws may impose clean-up responsibility and liability without regard to whether the owner or operator was responsible for, or even knew of, the presence of the hazardous or toxic substances. The costs of investigating, removing, or remediating these substances may be substantial, and the presence of these substances may adversely affect our ability to rent units or sell the property, or to borrow using the property as collateral, and may expose us to liability resulting from any release of or exposure to these substances. If we arrange for the disposal or treatment of hazardous or toxic substances at another location, we may be liable for the costs of removing or remediating these substances at the disposal or treatment facility, whether or not the facility is owned or operated by us. We may be subject to claims by third parties based on damages and costs resulting from environmental contamination emanating from a site that we own or operate. Certain environmental laws also impose liability in connection with the handling of or exposure to asbestos-containing materials, pursuant to which third parties may seek recovery from owners or operators of real properties for personal injury associated with asbestos-containing materials and other hazardous or toxic substances.

Other Regulations

The properties we acquire likely will be subject to various federal, state, and local regulatory requirements, such as zoning and state and local fire and life safety requirements. Failure to comply with these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. We intend to acquire properties that are in material compliance with all such regulatory requirements. However, we cannot assure our stockholders that these requirements will not be changed or that new requirements will not be imposed which would require significant unanticipated expenditures by us and could have an adverse effect on our financial condition and results of operations.

Disposition Policies

We generally intend to hold each property we acquire for an extended period. However, we may sell a property at any time if, in our judgment, the sale of the property is in the best interests of our stockholders.

The determination of whether a particular property should be sold or otherwise disposed of will generally be made after consideration of relevant factors, including tax implications, prevailing economic conditions, other investment opportunities, and considerations specific to the condition, value, and financial performance of the property. In connection with our sales of properties, we may lend the purchaser all or a portion of the purchase price. In these instances, our taxable income may exceed the cash received in the sale.

We may sell assets to third parties or to affiliates of our Advisor. Our nominating and corporate governance committee of our board of directors, which is comprised solely of independent directors, must review and approve all transactions between us and our Advisor and its affiliates.

Investment Limitations in Our Charter

Our charter places numerous limitations on us with respect to the manner in which we may invest our funds, most of which are required by various provisions of the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association (the “NASAA REIT Guidelines”). Pursuant to the NASAA REIT Guidelines, we will not:

•
Invest in equity securities unless a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction approve such investment as being fair, competitive, and commercially reasonable.
•
Invest in commodities or commodity futures contracts, except for futures contracts when used solely for the purpose of hedging in connection with our ordinary business of investing in real estate assets and mortgages.
•
Invest in real estate contracts of sale, otherwise known as land sale contracts, unless the contract is in recordable form and is appropriately recorded in the chain of title.
•
Make or invest in mortgage loans unless an appraisal is obtained concerning the underlying property, except for those mortgage loans insured or guaranteed by a government or government agency. In cases where our independent directors determine, and in all cases in which the transaction is with any of our directors or our Advisor and its affiliates, we will obtain an appraisal from an independent expert. We will maintain such appraisal in our records for at least five years and it will be available to our stockholders for inspection and duplication. We will also obtain a mortgagee’s or owner’s title insurance policy as to the priority of the mortgage or condition of the title.
•
Make or invest in mortgage loans, including construction loans, on any one property if the aggregate amount of all mortgage loans on such property would exceed an amount equal to 85% of the appraised value of such property, as determined by an appraisal, unless substantial justification exists for exceeding such limit because of the presence of other loan underwriting criteria.
•
Make or invest in mortgage loans that are subordinate to any mortgage or equity interest of any of our directors, our Advisor, or their respective affiliates.
•
Invest more than 10% of our total assets in unimproved property, indebtedness secured by a deed of trust, or mortgage loans on unimproved property; the term “unimproved property” means property not acquired for the purpose of producing rental or other operating income and on which there is no development or construction in progress or planned to commence within one year.
•
Issue equity securities on a deferred payment basis or other similar arrangement.
•
Issue debt securities in the absence of adequate cash flow to cover debt service, unless the historical debt service coverage (in the most recently completed fiscal year), as adjusted for known changes, is sufficient to service that higher level of debt as determined by the board of directors or a duly authorized executive officer.
•
Issue equity securities that are assessable after we have received the consideration for which our board of directors authorized their issuance.

•
Issue redeemable equity securities (as defined in the Investment Company Act of 1940), which restriction has no effect on our share redemption program or the ability of our operating partnership to issue redeemable partnership interests.
•
Grant warrants or options to purchase shares to our Advisor or its affiliates or to officers or directors affiliated with our Advisor except on the same terms as options or warrants that are sold to the general public. Further, the amount of the options or warrants cannot exceed an amount equal to 10% of outstanding shares on the date of grant of the warrants and options.
•
Lend money to our directors, or to our Advisor or its affiliates, except for certain mortgage loans described above.
•
Borrow if such debt causes our total indebtedness to exceed 300% of our “net assets” (as defined in our charter in accordance with the NASAA REIT Guidelines), unless approved by a majority of the independent directors.
•
Make an investment if the related acquisition fees and expenses are not reasonable or exceed 6% of the contract purchase price for the asset or, in the case of a mortgage loan, 6% of the funds advanced, provided that the investment may be made if a majority of the directors, including a majority of the independent directors, not otherwise interested in the transaction determines that the transaction is commercially competitive, fair, and reasonable to us.
•
Acquire equity securities unless a majority of our directors, including a majority of the independent directors, not otherwise interested in the transaction approve such investment as being fair, competitive, and commercially reasonable, provided that investments in equity securities in “publicly traded entities” that are otherwise approved by a majority of our directors, including a majority of the independent directors, shall be deemed fair, competitive, and commercially reasonable if we acquire the equity securities through a trade that is effected in a recognized securities market (a “publicly traded entity” shall mean any entity having securities listed on a national securities exchange or included for quotation on an inter-dealer quotation system) and provided further that this limitation does not apply to (1) acquisitions effected through the purchase of all of the equity securities of an existing entity, (2) the investment in wholly-owned subsidiaries of ours, or (3) investments in asset-backed securities.

Our charter also provides that we will not (a) engage in trading of securities, as compared with investment activities, (b) engage in underwriting or the agency distribution of securities issued by others, or (c) acquire securities in any company holding investments or engaging in certain other activities as described in our charter.

In addition, our charter also includes many other investment limitations, such as in connection with conflict of interest transactions, and with respect to roll-up transactions.

Changes in Investment Policies and Limitations

Our charter requires that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interests of our stockholders. Each determination and the basis for that determination is required to be set forth in the applicable meeting minutes. The methods of implementing our investment policies may also vary as new investment techniques are developed. The methods of implementing our investment objectives and policies, except as otherwise provided in our charter, may be altered by a majority of our directors, including a majority of our independent directors, without the approval of our stockholders. The determination by our board of directors that it is no longer in our best interests to continue to be qualified as a REIT shall require the concurrence of two-thirds of the board of directors. Investment policies and limitations specifically set forth in our charter, however, may only be amended by a vote of the stockholders holding a majority of our outstanding shares.

Investments in Mortgage Loans

While we intend to emphasize equity real estate investments and, hence, operate as what is generally referred to as an “equity REIT,” as opposed to a “mortgage REIT,” we may invest in first or second mortgage loans, mezzanine loans secured by an interest in the entity owning the real estate, or other similar real estate loans consistent with our REIT status. We may make such loans to developers in connection with construction and redevelopment of properties. Such mortgages may or may not be insured or guaranteed by the Federal Housing Administration, the Veterans Benefits Administration, or another third party. We may also invest in participating or convertible loans if our board of directors concludes that we and our stockholders may benefit from the cash flow or any appreciation in the value of the subject property. Such mortgages are similar to equity participation.

Investment Company Act of 1940 and Certain Other Policies

We intend to operate in such a manner that we will not be subject to regulation under the Investment Company Act of 1940, or the 1940 Act. Our Advisor will continually review our investment activity to attempt to ensure that we do not come within the application of the 1940 Act. Among other things, our Advisor will attempt to monitor the proportion of our portfolio that is placed in various investments so that we do not come within the definition of an “investment company” under the 1940 Act. If at any time the character of our investments could cause us to be deemed as an investment company for purposes of the 1940 Act, we will take all necessary actions to attempt to ensure that we are not deemed to be an “investment company.” In addition, we do not intend to underwrite securities of other issuers or actively trade in loans or other investments.

Subject to the restrictions we must follow in order to qualify to be taxed as a REIT, we may make investments other than as previously described in this prospectus, although we do not currently intend to do so. We have authority to purchase or otherwise reacquire our common shares or any of our other securities. We have no present intention of repurchasing any of our common shares except pursuant to our share redemption program, and we would only take such action in conformity with applicable federal and state laws and the requirements for qualifying as a REIT under the Code.

Competition

The extent of competition in a market area depends significantly on local market conditions. The primary factors upon which competition in the self storage industry is based are location, rental rates, suitability of the property’s design and the manner in which the property is operated and marketed. We believe we will compete successfully on these bases.

Many of our competitors are larger and have substantially greater resources than we do. Such competitors may, among other possible advantages, be capable of paying higher prices for acquisitions and obtaining financing on better terms than us.

Employees

We have no employees. The employees of our Advisor and its affiliates provide management, acquisition, advisory and certain administrative services for us.

Available Information

Stockholders may obtain copies of our filings with the SEC, free of charge from the website maintained by the SEC at www.sec.gov or from our website at www.strategicreit.com/products/sst6.

We are providing the address to our website solely for informational purposes. The information on our website is not a part of, nor is it incorporated by reference into, this report.

ITEM 1A. RISK FACTORS

Below are risks and uncertainties that could adversely affect our operations that we believe are material to stockholders. Additional risks and uncertainties not presently known to us or that we do not consider material based on the information currently available to us may also harm our business. Unless the context otherwise requires, references to stockholders are generally intended to be references to our common stockholders.

Risks Related to an Investment in Strategic Storage Trust VI, Inc.

We have limited operating history and established financing sources and we cannot assure our stockholders that we will be successful in the marketplace.

We have limited prior financial and operating history that investors may use to evaluate our ability to successfully and profitably implement our business plans. We were incorporated in October 14, 2020 and commenced formal operations on March 10, 2021. As of December 31, 2022, we owned 15 self storage facilities located in seven states (Arizona, Delaware,

Florida, Nevada, Oregon, Pennsylvania and Washington) and the Greater Toronto Area of Ontario, Canada, as well as 50% equity interests in two unconsolidated real estate ventures located in the Greater Toronto Area that are intended to be developed into self storage facilities, with subsidiaries of SmartCentres Real Estate Investment Trust ("SmartCentres") owning the other 50% of such entity.

We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not be able to establish profitable operations either in the short- or long-term. Due to our limited operating history, we are relatively untested and face heightened uncertainties with respect to our ability to generate sufficient revenue to enable profitable operations. Furthermore, the prior performance of our Sponsor and its affiliates, or their real estate investment programs, should not be relied upon as an indicator of our future performance. We cannot guarantee that we will be able to find suitable investments with the proceeds of our Public Offering. Our failure to timely invest in quality assets could diminish returns to investors and our ability to pay distributions to our stockholders. Such risks and uncertainties could have a material adverse effect on our results of operations and therefore on the value of an investment in our stock.

The prior performance of real estate investment programs sponsored by affiliates of our Sponsor may not be an indication of our future results.

The past performance of our Sponsor and its affiliates, or their real estate investment programs should not be relied upon as an indicator of our future performance. We cannot guarantee that we will be able to find suitable investments with the proceeds of our initial public offering. Our failure to timely invest the proceeds of our Public Offering, or to invest in quality assets, could diminish returns to investors and our ability to pay distributions to our stockholders.

We have incurred a net loss to date, have an accumulated deficit, and our operations may not be profitable in 2023.

We incurred a net loss attributable to our common stockholders of approximately $13.7 million for the fiscal year ended December 31, 2022. Our accumulated deficit was approximately $16.7 million as of December 31, 2022. Given that we are still early in our fundraising and acquisition stage, our operations may not be profitable in 2023.

There is currently no public trading market for our shares and there may never be one; therefore, it will be difficult for our stockholders to sell their shares. Our charter does not require us to pursue a liquidity transaction at any time.

There is currently no public market for our shares and there may never be one. Stockholders may not sell their shares unless the buyer meets applicable suitability and minimum purchase standards. Our charter also prohibits the ownership by any one individual of more than 9.8% of our stock, unless waived by our board of directors, which may inhibit large investors from desiring to purchase our stockholders’ shares. Moreover, our share redemption program includes numerous restrictions that would limit a stockholder’s ability to sell their shares to us. Our board of directors could choose to amend, suspend, or terminate our share redemption program upon 30 days’ notice. Therefore, it may be difficult for our stockholders to sell their shares promptly or at all. If stockholders are able to sell their shares, they will likely have to sell them at a substantial discount to the price they paid for the shares. It also is likely that our shares would not be accepted as the primary collateral for a loan. Our shares should be considered a long-term investment because of their illiquid nature.

Our stockholders may be unable to sell their shares because their ability to have their shares redeemed pursuant to our share redemption program is subject to significant restrictions and limitations and if our stockholders are able to sell their shares under the program, our stockholders may not be able to recover the amount of their investment in our shares.

Even though our share redemption program may provide our stockholders with a limited opportunity to sell their shares to us after they have held them for a period of one year, our stockholders should be fully aware that our share redemption program contains significant restrictions and limitations. Further, our board of directors may limit, suspend, terminate or amend any provision of the share redemption program upon 30 days’ notice. Redemptions of shares, when requested, are generally made quarterly to the extent we have sufficient funds available to us to fund such redemptions. During any calendar year, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the prior calendar year and redemptions will be funded solely from proceeds from our distribution reinvestment plan. We are not obligated to redeem shares under our share redemption program. Therefore, in making a decision to purchase our shares, our stockholders should not assume that they will be able to sell any of their shares back to us pursuant to our share redemption program at any time or at all.

Until we establish a net asset value per share, the purchase price for Class A, Class T, and Class W shares we repurchase under our share redemption program will initially be equal to the net investment amount of such shares, which will be based on the “amount available for investment” percentage for the respective class of shares, assuming the maximum amount of our public offering is raised, shown in the estimated use of proceeds table in our prospectus in effect as of the investor’s purchase date. Accordingly, stockholders may receive less by selling their shares back to us than they would receive if our investments were sold for their estimated values and such proceeds were distributed in our liquidation. Once our board of directors approves an estimated net asset value per share, the per share price for the redemption of a given class of shares shall be equal to the then-current estimated net asset value per share for such class of shares.

The actual value of shares that we redeem under our share redemption program may be substantially less than what we pay.

Under our share redemption program, until our board of directors approves an estimated net asset value per share, as published from time to time in an Annual Report on Form 10-K, a Quarterly Report on Form 10-Q, and/ or a Current Report on Form 8-K, publicly filed with the SEC, the price for the repurchase of Class A, Class T, and Class W shares shall be equal to the net investment amount of our shares, which will be based on the “amount available for investment” percentage, assuming the maximum amount of our public offering is raised, shown in the estimated use of proceeds table in our prospectus in effect as of the investor’s purchase date. For each class of shares, this amount will equal the current offering price of the shares, less the associated sales commissions, dealer manager fee, and estimated organization and offering expenses not reimbursed by our Advisor assuming the maximum amount of our public offering is raised. Once our board of directors approves an estimated net asset value per share, the per share price for the repurchase of Class A, Class T, and Class W shares shall be equal to the then-current estimated net asset value per share for such class of shares. The net investment amount of our shares may not accurately represent the net asset value per share of our common stock at any particular time and may be higher or lower than the actual net asset value per share at such time. Accordingly, the actual value of the shares that we redeem may be less than the redemption price per share that we pay, and, if so, then the redemption will be dilutive to our remaining stockholders. Alternatively, if, at the time of redemption, the net asset value of the shares that we redeem is higher than the redemption price, the redeeming stockholder will not benefit from any increase in the value of the underlying assets.

We will be required to disclose an estimated value per share of our common stock prior to, or shortly after, the conclusion of our Public Offering, and such estimated value per share may be lower than the purchase price our stockholders paid for shares of our common stock. The estimated value per share may not be an accurate reflection of the fair value of our assets and liabilities and likely will not represent the amount of net proceeds that would result if we were liquidated or dissolved or completed a merger or other sale of our company.

To assist FINRA members and their associated persons that participate in our Public Offering of common stock in meeting their customer account statement reporting obligations pursuant to applicable FINRA and NASD Conduct Rules, we will disclose an estimated value per share of our shares of each class. Initially, we will report the net investment amount of our Class A, Class T, and Class W shares, which will be based on the “amount available for investment” percentage shown in our estimated use of proceeds table. This estimated value per share will be accompanied by any disclosures required under the FINRA and NASD Conduct Rules. This approach to valuing our shares may bear little relationship to, and may exceed, what stockholders would receive for their shares if they tried to sell them or if we liquidated our portfolio or completed a merger or other sale of our company.

As required by recent amendments to rules promulgated by FINRA, we expect to disclose an estimated per share value of our shares based on a valuation no later than 150 days following the second anniversary of the date we commenced our Public Offering, although we may determine to provide an estimated per share value based upon a valuation earlier than presently anticipated. If we provide an estimated per share value of our shares based on a valuation prior to the conclusion of our Public Offering, our board of directors may determine to modify the offering price, including the price at which the shares are offered pursuant to the distribution reinvestment plan, to reflect the estimated value per share.

The price at which our stockholders purchase shares and any subsequent estimated values are likely to differ from the price at which a stockholder could resell such shares because: (i) there is no public trading market for our shares at this time; (ii) until we disclose an estimated value per share based on a valuation, the price does not reflect, and will not reflect, the fair value of our assets as we acquire them, nor does it represent the amount of net proceeds that would result from an immediate liquidation of our assets or sale of our company, because the amount of proceeds available for investment from our Public Offering is net of sales commissions, dealer manager fees, and issuer organization and offering expenses; (iii) the estimated value does not take into account how market fluctuations affect the value of our investments, including how the current conditions in the financial and real estate markets may affect the values of our investments; (iv) the estimated value does not take into account how developments related to individual assets may increase or decrease the value of our portfolio; and (v)

the estimated value does not take into account any portfolio premium or premiums to value that may be achieved in a liquidation of our assets or sale of our portfolio.

When determining the estimated value per share from and after 150 days following the second anniversary of the date we commence our public offering and annually thereafter, there are currently no SEC, federal, or state rules that establish requirements specifying the methodology to employ in determining an estimated value per share; provided, however, that the determination of the estimated value per share must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert or service and must be derived from a methodology that conforms to standard industry practice. After the initial appraisal, appraisals will be done annually and may be done on a quarterly rolling basis. The valuations will be estimates and consequently should not be viewed as an accurate reflection of the fair value of our investments nor will they represent the amount of net proceeds that would result from an immediate sale of our assets.

We have paid, and may continue to pay, distributions from sources other than cash flow from operations, which may include borrowings or the net proceeds of our Public Offering (which may constitute a return of capital); therefore, we will have fewer funds available for the acquisition of properties, and our stockholders’ overall return may be reduced. Therefore, it is likely that some or all of the distributions that we make will represent a return of capital to stockholders, at least in the first few years of operation.

In the event we do not have enough cash from operations to fund our distributions, we may borrow, issue additional securities, or sell assets in order to fund the distributions or make the distributions out of net proceeds from our Public Offering (which may constitute a return of capital). Therefore, it is likely that some or all of the distributions that we make will represent a return of capital to stockholders, at least in the first few years of operation. From the commencement of paying cash distributions in March 2021, 100% of our cash distributions have been paid from the net proceeds of our Private Offering and our Public Offering. We are not prohibited from undertaking such activities by our charter, bylaws, or investment policies, and we may use an unlimited amount from any source to pay our distributions, and it is likely that we will continue to use offering proceeds to fund a majority of our initial distributions. Payment of distributions in excess of earnings may have a dilutive effect on the value of our shares. If we pay distributions from sources other than cash flow from operations, we will have fewer funds available for acquiring properties, which may reduce our stockholders’ overall returns. Additionally, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock may be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize a capital gain.

We may be unable to pay or maintain cash distributions or increase distributions over time.

There are many factors that can affect the availability and timing of cash distributions to stockholders. During the term of our Public Offering, distributions will be based principally on distribution expectations of our potential investors and cash available from our operations. The amount of cash available for distribution will be affected by many factors, such as our ability to buy properties as offering proceeds become available, and our operating expense levels, as well as many other variables. Actual cash available for distribution may vary substantially from estimates. We cannot assure our stockholders that we will be able to continue to pay distributions or that distributions will increase over time, nor can we give any assurance that rents from the properties will increase or that future acquisitions of real properties will increase our cash available for distribution to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to stockholders.

The Preferred Units rank senior to all classes or series of partnership interests in our Operating Partnership, and therefore, any cash we have to pay distributions may be used to pay distributions to the Preferred Investor first, which could have a negative impact on our ability to pay distributions to stockholders.

The Preferred Units rank senior to all common stockholders or common series of partnership units in our Operating Partnership, and therefore, the rights of holders of Preferred Units to distributions may be senior to distributions to our common stockholders. Furthermore, distributions on the Preferred Units are cumulative and are payable monthly. The Preferred Investor has a liquidation preference in the event of our involuntary liquidation, dissolution or winding up of the affairs of our Operating Partnership (a “liquidation”) which could negatively affect any payments to our common stockholders in the event of a liquidation. In addition, our Operating Partnership’s right to redeem the Preferred Units at any time could have a negative effect on our ability to pay distributions to stockholders.

The value of a share of our common stock may be diluted if we issue a stock distribution.

Our board of directors may declare stock distributions. While our objective is to acquire assets that appreciate in value, there can be no assurance that assets we acquire will appreciate in value. Furthermore, we are uncertain as to whether we will change our per share public offering prices during the Public Offering. Therefore, if our board declared a stock distribution for investors who purchase our shares early in the Public Offering, as compared with later investors, those investors who received the stock distribution will receive more shares for the same cash investment as a result of any stock distributions. Because they own more shares, upon a sale or liquidation of the company, these early investors will receive more sales proceeds or liquidating distributions relative to their invested capital compared to later investors. Furthermore, unless our assets appreciate in an amount sufficient to offset the dilutive effect of the prior stock distributions, the value per share for later investors purchasing our stock will be below the value per share of earlier investors.

If we, through our Advisor, are unable to find suitable investments, then we may not be able to achieve our investment objectives or continue to pay distributions.

Our ability to achieve our investment objectives and to continue to pay distributions is dependent upon the performance of our Advisor in selecting our investments and arranging financing. As of December 31, 2022, we own 15 operating self storage facilities located in seven states (Arizona, Delaware, Florida, Nevada, Oregon, Pennsylvania and Washington) and the Greater Toronto Area of Ontario, Canada, as well as 50% equity interests in two unconsolidated real estate ventures located in the Greater Toronto Area that are intended to be developed into self storage facilities, with subsidiaries of SmartCentres Real Estate Investment Trust ("SmartCentres") owning the other 50% of such entity. Stockholders will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments prior to the time we make them. Stockholders must rely entirely on the management ability of our Advisor and the oversight of our board of directors. We cannot be sure that our Advisor will be successful in obtaining suitable investments on financially attractive terms or that, if it makes investments on our behalf, our objectives will be achieved. If we are unable to find suitable investments, we will hold the proceeds of our Public Offering in an interest-bearing account or invest the proceeds in short-term, investment-grade investments. In such an event, our ability to pay distributions to our stockholders would be adversely affected.

We may suffer from delays in locating suitable investments, which could adversely affect our ability to make distributions and the value of stockholders’ investments.

We could suffer from delays in locating suitable investments, particularly as a result of our reliance on our Advisor at times when management of our Advisor is simultaneously seeking to locate suitable investments for other affiliated programs, including SmartStop and SSGT III. Delays we encounter in the selection, acquisition, and development of income-producing and growth properties are likely to adversely affect our ability to make distributions and may also adversely affect the value of an investment in us. In such event, we may pay all or a substantial portion of any distributions from the proceeds of our Private Offering and our Public Offering or from borrowings in anticipation of future cash flow, which may constitute a return of capital. We are not prohibited from undertaking such activities by our charter, bylaws, or investment policies. We have established no maximum of distributions to be paid from such funds. Distributions from the proceeds of our Private Offering or our Public Offering or from borrowings also could reduce the amount of capital we ultimately invest in properties. This, in turn, would reduce the value of an investment in us. In particular, if we acquire properties prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available storage units. Therefore, our stockholders could suffer delays in the receipt of cash distributions attributable to those particular properties.

If any of our Sponsor, Advisor, or Property Manager lose or are unable to retain their executive officers, then our ability to implement our investment objectives could be delayed or hindered, which could adversely affect our ability to make distributions and the value of an investment in us.

Our success depends to a significant degree upon the contributions of our executive officers and the executive officers of our Sponsor, Advisor, and Property Manager, each of whom would be difficult to replace. None of our Sponsor, our Advisor, or our Property Manager, as applicable, has an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or our Sponsor, our Advisor, or our Property Manager. If any of these executive officers were to cease their affiliation with our Sponsor, our Advisor, or our Property Manager, our operating results could suffer. If our Sponsor, our Advisor, or our Property Manager loses or is unable to retain its executive officers or does not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, which could adversely affect our ability to make distributions and the value of an investment in us.

Our ability to operate profitably will depend upon the ability of our Advisor to efficiently manage our day-to-day operations and the ability of our Property Manager and affiliates of our Advisor to effectively manage our properties.

We will rely on our Advisor to manage our business and assets. Our Advisor will make all decisions with respect to our day-to-day operations. In addition, we will rely on our Property Manager to effectively manage and operate our properties. Thus, the success of our business will depend in large part on the ability of our Advisor, its affiliates, and our Property Manager to manage and operate our properties. Any adversity experienced by our Advisor, its affiliates, or our Property Manager or problems in our relationship with these entities could adversely impact our operations and, consequently, our cash flow and ability to make distributions to our stockholders.

We do not own or control the intellectual property rights to the “SmartStop® Self Storage” brand and other trademarks and intellectual property that we expect to use in connection with our properties; therefore, we could potentially lose revenues and incur significant costs if we cease to operate under this brand.

SmartStop owns and controls the intellectual property rights to the “SmartStop® Self Storage” brand, the website www.smartstopselfstorage.com, and other intellectual property that we expect to use in connection with our business and our properties. We will be authorized to use this brand and other intellectual property pursuant to a license and our property management agreements. In the event that we ever cease to operate under the “SmartStop® Self Storage” brand, which has garnered substantial value due to its goodwill and reputation associated therewith, we may lose market share and customers, which could result in lost revenues. In addition, we could incur significant costs to change the signage and otherwise change our name and brand.

We are an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements.

In April 2012, President Obama signed into law the Jumpstart Our Business Startups Act, or the JOBS Act. We are an “emerging growth company,” as defined in the JOBS Act, and are eligible to take advantage of certain exemptions from, or reduced disclosure obligations relating to, various reporting requirements that are normally applicable to public companies.

We could remain an “emerging growth company” for up to five years, or until the earliest of (1) the last day of the first fiscal year in which we have total annual gross revenue of $1.235 billion or more, (2) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of our common stock held by non-affiliates exceeds $700 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months), or (3) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period. Under the JOBS Act, emerging growth companies are not required to (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with new audit rules adopted by the Public Company Accounting Oversight Board after April 5, 2012 (unless the SEC determines otherwise), (3) provide certain disclosures relating to executive compensation generally required for larger public companies, or (4) hold shareholder advisory votes on executive compensation. If we take advantage of any of these exemptions, we do not know if some investors will find our common stock less attractive as a result.

Additionally, the JOBS Act provides that an “emerging growth company” may take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. This means an “emerging growth company” can delay adopting certain accounting standards until such standards are otherwise applicable to private companies. However, we are electing to “opt out” of such extended transition period, and will therefore comply with new or revised accounting standards on the applicable dates on which the adoption of such standards are required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of such extended transition period for compliance with new or revised accounting standards is irrevocable.

We may utilize a portion of the proceeds of our Public Offering to fund the development or purchase of income-producing and growth self storage properties (whether through loans, preferred equity investments, or otherwise), and we may invest in mortgage or other loans, but if these loans and investments are not fully repaid, the resulting losses could reduce the value of a stockholder’s investment.

We will use the net offering proceeds of our Public Offering to purchase primarily a mix of income-producing and growth self storage facilities, to repay debt financing that we may incur when acquiring properties, and to pay real estate commissions, acquisition fees, and acquisition expenses relating to the selection and acquisition of properties, including amounts paid to our Advisor and its affiliates. In addition, we may utilize a portion of the net offering proceeds to make loans to, or preferred equity investments in, entities developing or acquiring self storage facilities, including affiliates of our Advisor, subject to the limitations in our charter. We may also invest in first or second mortgage loans, mezzanine loans secured by an interest in the entity owning the real estate or other similar real estate loans consistent with our REIT status. We may also invest in participating or convertible mortgages if our board of directors concludes that we and our stockholders may benefit from the cash flow or any appreciation in the value of the subject property. There can be no assurance that a preferred equity investment will be redeemed in full in accordance with the terms of the investment. There can also be no assurance that the foregoing loans will be repaid to us in part or in full in accordance with the terms of the loan or that we will receive interest payments on the outstanding balance of the loan. We anticipate that these loans (other than mezzanine loans) will be secured by mortgages on the self storage facilities, but in the event of a foreclosure, there can be no assurances that we will recover the outstanding balance of the loan. If there are defaults under these loans, we may not be able to repossess and sell the underlying properties quickly. The resulting time delay and associated costs could reduce the value of our investment in the defaulted loans. An action to foreclose on a property securing a mortgage loan is regulated by state statutes and regulations and is subject to many of the delays and expenses of other lawsuits if the defendant raises defenses or counterclaims. In the event of default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the mortgage loan.

Government regulation of investment advice could have a negative impact on our ability to raise capital.

On June 5, 2019, the SEC adopted Regulation Best Interest, which establishes a new standard of conduct for broker-dealers and natural persons who are associated persons of a broker-dealer under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that enhances the standard beyond suitability. Broker-dealers have been required to comply with Regulation Best Interest since June 30, 2020. Regulation Best Interest includes the general obligation that broker-dealers shall act in the “best interest” of retail customers in making any recommendation of any securities transaction or investment strategy, without putting the financial or other interests of the broker-dealer ahead of the retail customer. When making such a recommendation, a broker-dealer must act in such customer’s best interest at the time the recommendation is made. Furthermore, broker-dealers are under a duty of care to evaluate other reasonably available alternatives in the purchaser’s best interest and such alternatives are likely to exist. Additionally, under Regulation Best Interest, high cost, high risk, and complex products may require greater scrutiny by broker-dealers and their salespersons before they recommend such products. Listed entities may be reasonable alternatives to an investment in us, and may feature characteristics like lower cost, less complexity, and lesser or different risks than an investment in us; investments in listed securities often involve nominal or no commissions at the time of initial purchase. The general obligation can be satisfied by the broker-dealer’s compliance with four specified component obligations: (i) provide certain required disclosure before or at the time of the recommendation, about the recommendation and the relationship between the broker-dealer and the retail customer; (ii) exercise reasonable diligence, care, and skill in making the recommendation; (iii) establish, maintain, and enforce written policies and procedures reasonably designed to address conflicts of interest; and (iv) establish, maintain, and enforce written policies and procedures reasonably designed to achieve compliance with Regulation Best Interest. Like existing suitability obligations, the component obligations of Regulation Best Interest contain a quantitative standard. Such quantitative standard may be more or less restrictive pursuant to Regulation Best Interest than under the suitability standard. In addition, broker-dealers are required to provide retail investors a brief relationship summary, or Form CRS, that summarizes for the investor key information about the broker-dealer. Form CRS is different from the prospectus for our Public Offering, which contains information regarding our Public Offering and our company. The impact of Regulation Best Interest on broker-dealers cannot be determined at this time as no administrative or case law exists under Regulation Best Interest and the full scope of its applicability is uncertain.

In addition, the DOL recently adopted its proposed prohibited transaction class exemption allowing investment advisors, broker-dealers, banks, insurance companies and other financial firms that provide fiduciary investment advice to give retirement investment advice using “Impartial Conduct Standards,” which are intended to be consistent with the Regulation Best Interest and the fiduciary duty of registered investment advisers under securities laws. The Impartial Conduct Standards generally require investment advice fiduciaries to provide advice in the best interest of retirement investors, charge only reasonable compensation, and make no materially misleading statements. The proposed exemption also describes when advice about rollovers to individual retirement accounts could be considered fiduciary advice under ERISA and the Code.

In addition to the SEC and DOL rules, several states, including Connecticut, Maryland, Massachusetts, Nevada, New Jersey, and New York, have passed laws or proposed regulations requiring investment advisers, broker-dealers and/or agents to disclose conflicts of interest to clients or to meet standards that their advice be in the customer’s best interest. These recent developments could result in additional requirements imposed on such persons related to the marketing of our shares.

In comparison to the standards of Regulation Best Interest, the Massachusetts fiduciary standard, for example, requires broker-dealers to adhere to the duties of utmost care and loyalty to customers. The Massachusetts standard requires a broker-dealer to make recommendations without regard to the financial or any other interest of any party other than the retail customer, and that broker-dealers must make all reasonably practicable efforts to avoid conflicts of interest, eliminate conflicts that cannot reasonably be avoided, and mitigate conflicts that cannot reasonably be avoided or eliminated.

While we continue to monitor and evaluate the various proposals, we cannot predict what other proposals may be made, or what legislation or regulation may be introduced or become law. Given the recent adoption of the rules described above and the pendency of others, the potential impact on the marketing of our shares through the impacted channels is uncertain.

Risks Related to Conflicts of Interest

Our Advisor, Property Manager, and their officers and certain of our key personnel will face competing demands relating to their time, and this may cause our operating results to suffer.

Our Advisor, Property Manager, and their officers and certain of our key personnel and their respective affiliates are key personnel, advisors, managers, and sponsors of other real estate programs having investment objectives and legal and financial obligations similar to ours, including SmartStop and SSGT III, and may have other business interests as well. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. Our Advisor and its affiliates will devote such time as they determine to be necessary to conduct our business affairs in an appropriate manner. However, time spent on these other initiatives diverts attention from our activities, which could negatively impact us.

Our executive officers and one of our directors face conflicts of interest related to the positions they hold with affiliated entities, which could hinder our ability to successfully implement our investment objectives and to generate returns to stockholders.

Our executive officers and one of our directors are also officers of our Advisor, our Property Manager, and other affiliated entities, including SmartStop and SSGT III. As a result, these individuals owe fiduciary duties to these other entities and their owners, which fiduciary duties may conflict with the duties that they owe to our stockholders and us. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our investment objectives. Conflicts with our business and interests are most likely to arise from involvement in activities related to (1) allocation of new investments and management time and services between us and the other entities, (2) our purchase of properties from, or sale of properties to, affiliated entities, (3) the timing and terms of the investment in or sale of an asset, (4) development of our properties by affiliates, (5) investments with affiliates of our Advisor, (6) compensation to our Advisor, and (7) our relationship with our Property Manager. If we do not successfully implement our investment objectives, we may be unable to generate cash needed to make distributions to stockholders and to maintain or increase the value of our assets.

Our Advisor will face conflicts of interest relating to the purchase of properties, including conflicts with SmartStop and SSGT III, and such conflicts may not be resolved in our favor, which could adversely affect our investment opportunities.

We may be buying properties at the same time as one or more of the other programs managed by officers and key personnel of our Advisor, including SmartStop, a public non-traded REIT that invests in self storage properties with total assets of approximately $1.9 billion as of December 31, 2022; SSGT III, a private REIT sponsored by our Sponsor that invests in self storage properties; and other private programs sponsored by our Sponsor. An affiliate of our Sponsor will have the first right to purchase certain self storage properties, and may have access to significantly greater capital than us. Our Advisor and our Property Manager will have conflicts of interest in allocating potential properties, acquisition expenses, management time, services and other functions between various existing enterprises or future enterprises with which they may be or become involved and our Sponsor’s investment allocation policy may not mitigate these risks. There is a risk that our Advisor will choose a property that provides lower returns to us than a property purchased by another program sponsored by our Sponsor or its affiliates. We cannot be sure that officers and key personnel acting on behalf of our Advisor and on behalf of these other programs will act in our best interests when deciding whether to allocate any particular property to us. Such conflicts that are not resolved in our favor could result in a reduced level of distributions we may be able to pay to stockholders and the value of our stockholders’ investments. If our Advisor or its affiliates breach their legal or other obligations or duties to us, or do not resolve conflicts of interest in a manner described in our prospectus, we may not meet our investment objectives, which could reduce our expected cash available for distribution to stockholders and the value of our stockholders’ investments.

We may face a conflict of interest if we purchase properties from affiliates of our Advisor.

We may purchase properties from one or more affiliates of our Advisor in the future. A conflict of interest may exist if such acquisition occurs. The business interests of our Advisor and its affiliates may be adverse to, or to the detriment of, our interests. Additionally, the prices we pay to affiliates of our Advisor for our properties may be equal to, or in excess of, the prices paid by them, plus the costs incurred by them relating to the acquisition and financing of the properties. These prices will not be the subject of arm’s-length negotiations, which could mean that the acquisitions may be on terms less favorable to us than those negotiated in an arm’s-length transaction. Even though we will use an independent third-party appraiser to determine fair market value when acquiring properties from our Advisor and its affiliates, we may pay more for particular properties than we would have in an arm’s-length transaction, which would reduce our cash available for investment in other properties or distribution to our stockholders.

Furthermore, because any agreement that we enter into with affiliates of our Advisor will not be negotiated in an arm’s-length transaction, and as a result of the affiliation between our Advisor and its affiliates, our Advisor may be reluctant to enforce the agreements against such entities. Our board of directors will approve all transactions between us and our Advisor and its affiliates.

We may face a conflict of interest if we sell properties to affiliates of our Advisor.

We may sell properties to one or more affiliates of our Advisor in the future. A conflict may exist if such disposition occurs. The business interests of our Advisor and its affiliates may be adverse to, or to the detriment of, our interests. Additionally, the offers we receive from affiliates of our Advisor for our properties may be equal to, or less than, the prices we paid for the properties. These prices will not be the subject of arm’s-length negotiations, which could mean that the dispositions may be on terms less favorable to us than those negotiated in an arm’s-length transaction. Even though we will use an independent third-party appraiser to determine fair market value when selling properties to our Advisor and its affiliates, we may not be offered as much for particular properties than we may have been offered in an arm’s-length transaction, which would reduce our cash available for investment in other properties or distribution to our stockholders.

Furthermore, because any agreement that we enter into with affiliates of our Advisor will not be negotiated in an arm’s-length transaction, and as a result of the affiliation between our Advisor and its affiliates, our Advisor may be reluctant to enforce the agreements against such entities. Our board of directors will approve all transactions between us and our Advisor and its affiliates.

Our Advisor and its affiliates will face conflicts of interest relating to the incentive fee structure under our operating partnership agreement, which could result in actions that are not necessarily in the long-term best interests of our stockholders.

Pursuant to our operating partnership agreement, SmartStop Storage Advisors, LLC, an affiliate of our Advisor (“SSA”), will be entitled to distributions that are structured in a manner intended to provide incentives to our Advisor to perform in our best interests and in the best interests of our stockholders. The amount of such compensation has not been determined as a result of arm’s-length negotiations, and such amounts may be greater than otherwise would be payable to independent third parties. However, because our Advisor does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of performance, our Advisor’s interests will not be wholly aligned with those of our stockholders. In that regard, our Advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle SSA to distributions. In addition, SSA’s entitlement to distributions upon the sale of our assets and to participate in sale proceeds could result in our Advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle our Advisor and its affiliates to compensation relating to such sales, even if continued ownership of those investments might be in our best long-term interest.

Our operating partnership agreement will require us to pay a performance-based termination distribution to SSA in the event that we terminate our Advisor prior to the listing of our shares for trading on an exchange or, absent such listing, in respect of its participation in net sale proceeds. To avoid paying this distribution, our board of directors may decide against terminating the advisory agreement prior to our listing of our shares or disposition of our investments even if, but for the termination distribution, termination of the advisory agreement would be in our best interest. In addition, the requirement to pay the distribution to SSA at termination could cause us to make different investment or disposition decisions than we would otherwise make in order to satisfy our obligation to pay the distribution to SSA.

Our Advisor will face conflicts of interest relating to joint ventures that we may form with affiliates of our Advisor, which conflicts could result in a disproportionate benefit to other joint venture partners at our expense.

We may enter into joint ventures with affiliates of our Advisor, including other programs sponsored by our Sponsor or its affiliates, for the acquisition, development, or improvement of properties. Our Advisor may have conflicts of interest in determining which program should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, our Advisor may face a conflict in structuring the terms of the relationship between our interests and the interest of the affiliated co-venturer and in managing the joint venture. Since our Advisor and its affiliates will control both the affiliated co-venturer and, to a certain extent, us, agreements and transactions between the co-venturers with respect to any such joint venture will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceed the percentage of our investment in the joint venture, and this could reduce the returns on our stockholders’ investments.

There is no separate counsel for us and our affiliates, which could result in conflicts of interest.

Nelson Mullins Riley & Scarborough LLP (“Nelson Mullins”) acts as legal counsel to us and also represents our Sponsor, Advisor, Property Manager, and some of their affiliates. There is a possibility in the future that the interests of the various parties may become adverse and, under the code of professional responsibility of the legal profession, Nelson Mullins may be precluded from representing any one or all of such parties. If any situation arises in which our interests appear to be in conflict with those of our Sponsor, our Advisor, our Property Manager, or their affiliates, additional counsel may be retained by one or more of the parties to assure that their interests are adequately protected. Moreover, should a conflict of interest not be readily apparent, Nelson Mullins may inadvertently act in derogation of the interest of the parties, which could affect our ability to meet our investment objectives.

Risks Related to Our Corporate Structure

The limit on the number of shares a person may own may discourage a takeover that could otherwise result in a premium price to our stockholders.

In order for us to qualify as a REIT, no more than 50% of our outstanding stock may be beneficially owned, directly or indirectly, by five or fewer individuals (including certain types of entities) at any time during the last half of each taxable year. To ensure that we do not fail to qualify as a REIT under this test, our charter restricts ownership by one person or entity to no more than 9.8% of the value of our then-outstanding capital stock or more than 9.8% of the value or number of shares, whichever is more restrictive, of our then-outstanding common stock. Our charter also prohibits transfers of our stock that would result in (i) our stock being beneficially owned by fewer than 100 persons or (ii) our owning 10% or more of one of our tenants or customers. These restrictions may have the effect of delaying, deferring, or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer, or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.

Our charter permits our board of directors to issue stock with terms that may subordinate the rights of common stockholders or discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.

Our charter permits our board of directors to issue up to 900,000,000 shares of capital stock. In addition, our board of directors, without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that we have authority to issue. Our board of directors may classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications, and terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of preferred stock with terms and conditions that could have a priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Preferred stock could also have the effect of delaying, deferring or preventing a change in control of our company, including an extraordinary transaction (such as a merger, tender offer, or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.

We will not be afforded the protections of Maryland law relating to control share acquisitions and business combinations.

Maryland law contains many provisions that may prevent someone from acquiring control of our company, including the control share acquisition statute (which eliminates voting rights for certain controlling levels of shares) and the business combination statute (which prohibits a merger or consolidation of us with a 10% stockholder for a specified period of time). These laws may delay or prevent offers to acquire our company and may increase the difficulty of consummating any such offers, even if such a transaction would be in our stockholders’ best interests. Because our charter contains limitations on ownership of 9.8% or more of our shares of common stock, we opted out of the control share acquisition statute and the business combination statute. Therefore, we will not be afforded the protections of these statutes and, accordingly, there is no guarantee that the ownership limitations contained in our charter will provide the same measure of protection as these statutes and prevent an undesired change of control.

SSA may receive economic benefits from its status as a special limited partner without bearing any of the investment risk.

SSA is a special limited partner in our Operating Partnership. As the special limited partner, SSA is entitled to receive, among other distributions, an incentive distribution of net proceeds from the sale of properties after we have received and paid to our stockholders the threshold return. We will bear all of the risk associated with the properties but, as a result of the incentive distributions to SSA, we may not be entitled to all of the Operating Partnership’s proceeds from a property sale and certain other events.

A stockholders’ investment return may be reduced if we are required to register as an investment company under the Investment Company Act of 1940; if we become an unregistered investment company, we will not be able to continue our business.

We do not intend to register as an investment company under the Investment Company Act of 1940 (the “1940 Act”). As of the date of this report, our intended investments in real estate will represent the substantial majority of our total asset mix, which would not subject us to the 1940 Act. In order to maintain our exemption from regulation under the 1940 Act, we must engage primarily in the business of buying real estate, and these investments must be made within a year after our Public Offering ends. If we are unable to invest a significant portion of the proceeds of our Public Offering in properties within one year of its termination, we may avoid being required to register as an investment company by temporarily investing any unused proceeds in government securities with low returns. This would reduce the cash available for distribution to investors and possibly lower a stockholder’s returns.

To maintain compliance with our 1940 Act exemption, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may be required to acquire additional income- or loss-generating assets that we might not otherwise acquire or forego opportunities to acquire interests in companies that we would otherwise want to acquire. If we are required to register as an investment company but fail to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

Our stockholders have limited control over changes in our policies and operations and may not be able to change such policies and operations, except as provided for in our charter and under applicable law.

Our board of directors determines our major policies, including our policies regarding investments, financing, growth, REIT qualification, and distributions. Our board of directors may amend or revise these and other policies without a vote of our stockholders. Under the Maryland General Corporation Law (“MGCL”) and our charter, our stockholders have a right to vote only on the following:

•
the election or removal of directors;
•
any amendment of our charter, except that our board of directors may amend our charter without stockholder approval to (a) increase or decrease the aggregate number of our shares, (b) increase or decrease the number of our shares of any class or series that we have the authority to issue, or (c) classify or reclassify any unissued shares by setting or changing the preferences, conversion or other rights, restrictions, limitations as to distributions, qualifications or terms and conditions of redemption of such shares, provided however, that any such amendment does not adversely affect the rights, preferences and privileges of the stockholders;
•
our liquidation or dissolution; and

•
any merger, reorganization, consolidation or sale or other disposition of substantially all of our assets.

The board of directors must declare advisable any amendment to the charter or any merger, consolidation, transfer of substantially all assets, share exchange, or dissolution, prior to such amendment or transaction, under the MGCL. All other matters are subject to the discretion of our board of directors. Therefore, our stockholders are limited in their ability to change our policies and operations.

Our rights and the rights of our stockholders to recover claims against our officers, directors, and our Advisor are limited, which could reduce our stockholders’ and our recovery against them if they cause us to incur losses.

Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter requires us to indemnify our directors, officers, and our Advisor and its affiliates for actions taken by them in good faith and without negligence or misconduct. Our advisory agreement further requires us to indemnify our Advisor and its affiliates for liabilities arising in the performance of their duties under the advisory agreement, subject to certain limitations. Additionally, our charter limits the liability of our directors and officers for monetary damages to the maximum extent permitted under Maryland law. As a result, we and our stockholders may have more limited rights against our directors, officers, employees, and agents, and our Advisor and its affiliates, than might otherwise exist under common law, which could reduce our stockholders’ and our recovery against them. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees, and agents or our Advisor in some cases which would decrease the cash otherwise available for distribution to our stockholders.

Our board of directors may change any of our investment objectives without our stockholders’ consent, including our focus on income-producing and growth self storage properties.

Our board of directors may change any of our investment objectives, including our focus on income-producing and growth self storage properties, without obtaining prior stockholder consent. If our stockholders do not agree with a decision of our board of directors to change any of our investment objectives, our stockholders only have limited control over such changes. Additionally, we cannot assure our stockholders that we would be successful in attaining any of these investment objectives, which may adversely impact our financial performance and ability to make distributions to our stockholders.

Our stockholders’ interests in us will be diluted as we issue additional shares.

Our stockholders will not have preemptive rights to any shares issued by us in the future. Subject to any limitations set forth under Maryland law, our board of directors may increase the number of authorized shares of stock (currently 900,000,000 shares), increase or decrease the number of shares of any class or series of stock designated, or reclassify any unissued shares without the necessity of obtaining stockholder approval. All such shares may be issued in the discretion of our board of directors. Therefore, as we (1) sell shares in our Public Offering or sell additional shares in the future, including those issued pursuant to our distribution reinvestment plan, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities to institutional investors, (4) issue restricted shares of our common stock to our independent directors, (5) issue shares to our Advisor, its successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory agreement, or (6) issue shares of our common stock in a merger or to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our operating partnership, existing stockholders and investors purchasing shares in our Public Offering will experience dilution of their equity investment in us. Because the limited partnership interests of our operating partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange, or conversion between our operating partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons, our stockholders may experience substantial dilution of their percentage ownership of our shares.

Payment of fees to our Advisor and its affiliates will reduce cash available for investment and distribution. There are a number of such fees that may have to be paid and certain fees may be added or the amounts increased without stockholder approval.

Our Advisor and its affiliates will perform services for us in connection with the offer and sale of our shares, the selection and acquisition of our investments, the providing of transfer agent and registrar services, and the management of our properties. They will be paid substantial fees for these services, which will reduce the amount of cash available for investment in properties or distribution to stockholders. As additional compensation for selling Class T shares in the offering and for ongoing stockholder services, we pay our dealer manager a stockholder servicing fee. We will also pay a dealer manager servicing fee in connection with sales of our Class W shares. The amount available for distributions on all Class T shares and Class W shares is reduced by the amount of such fees payable to our dealer manager with respect to the Class T shares and Class W shares issued in the primary offering. Payment of these fees to our Advisor and its affiliates will reduce cash available for investment and distribution. Furthermore, subject to limitations in our charter, the fees, compensation, income, expense reimbursements, incentive distributions and other payments payable to our Advisor and its affiliates may increase during our Public Offering or in the future without stockholder approval if such increase is approved by a majority of our independent directors.

We are uncertain of our sources of debt or equity for funding our future capital needs. If we cannot obtain funding on acceptable terms, our ability to make necessary capital improvements to our properties, pay other expenses, or expand our business may be impaired or delayed.

The gross proceeds of our Public Offering will be used to purchase real estate investments and to pay various fees and expenses. In addition, to qualify as a REIT, we generally must distribute to our stockholders at least 90% of our taxable income each year, excluding capital gains. Because of this distribution requirement, it is not likely that we will be able to fund a significant portion of our future capital needs from retained earnings. To the extent we obtain any sources of debt or equity for future funding, such sources of funding may not be available to us on favorable terms or at all. If we do not have access to sufficient funding in the future, we may not be able to make necessary capital improvements to our properties, pay other expenses, or expand our business.

Risks Related to the Self Storage Industry

The growth portion of our property acquisition strategy involves a higher risk of loss than more conservative investment strategies.

A portion of our strategy for acquiring properties will involve the acquisition of self storage properties that require lease-up or repositioning in order to increase the value of such properties. In addition, we may be acquiring facilities in markets that are depressed or overbuilt, and/or have high growth potential in real estate lease rates and sale prices. As a result of our investment in these types of markets, we will face increased risks relating to changes in local market conditions and increased competition for similar properties in the same market, as well as increased risks that these markets will not recover and the value of our properties in these markets will not increase, or will decrease, over time. For these and other reasons, we cannot assure our stockholders that we will be profitable or that we will realize growth in the value of our properties, and as a result, our ability to make distributions to our stockholders could be affected. Our intended approach to acquiring and operating growth assets involves more risk than comparable real estate programs that have a targeted holding period for investments that is longer than ours, utilize leverage to a lesser degree and/or employ more conservative investment strategies.

Because we are focused on the self storage industry, our rental revenues will be significantly influenced by demand for self storage space generally, and a decrease in such demand would likely have a greater adverse effect on our rental revenues than if we owned a more diversified real estate portfolio.

Because our portfolio of properties consists primarily of self storage facilities, we are subject to risks inherent in investments in a single industry. A decrease in the demand for self storage space would likely have a greater adverse effect on our rental revenues than if we owned a more diversified real estate portfolio. Demand for self storage space has been and could be adversely affected by weakness in the national, regional, and local economies and changes in supply of or demand for similar or competing self storage facilities in an area. To the extent that any of these conditions occur, they are likely to affect demand, and market rents, for self storage space, which could cause a decrease in our rental revenue. Any such decrease could have a material adverse impact on our business, financial condition, and results of operations. We do not expect to invest in other real estate or businesses to hedge against the risk that industry trends might decrease the profitability of our self storage-related investments.

We face significant competition in the self storage industry, which may increase the cost of acquisitions or developments or impede our ability to retain customers or re-let space when existing customers vacate.

We face intense competition in every market in which we purchase self storage facilities. We compete with numerous national, regional, and local developers, owners and operators in the self storage industry, including the Managed REITs, publicly traded REITs, other REITs and institutional investment funds. Moreover, development of self storage facilities has increased in recent years, which has intensified competition, and we expect it will continue to do so as newly developed facilities are opened. In addition, competition for suitable investments may reduce the number of suitable investment opportunities available to us, may increase acquisition costs, and may reduce demand for self storage units in certain areas where our facilities are located, all of which may adversely affect our operating results. Additionally, an economic slowdown in a particular market could have a negative effect on our self storage revenues.

If competitors build new facilities that compete with our facilities or offer space at rental rates below the rental rates we charge our customers, we may lose potential or existing customers and we may be pressured to discount our rental rates to retain customers. In addition, increased competition for customers may require us to make capital improvements to facilities that we would not otherwise make. As a result, our rental income could decline, which could have a material adverse impact on our business, financial condition, and results of operations.

The acquisition of new properties may give rise to difficulties in predicting revenue potential.

New acquisitions could fail to perform in accordance with our expectations. If we fail to accurately estimate occupancy levels, rental rates, operating costs, or costs of improvements to bring an acquired facility up to our standards, the performance of the facility may be below expectations. Properties we acquire may have characteristics or deficiencies affecting their valuation or revenue potential that we have not yet discovered. We cannot assure our stockholders that the performance of properties we acquire will increase or be maintained under our management.

We may be unable to promptly re-let units within our facilities at satisfactory rental rates.

Generally, our unit leases are on a month-to-month basis. Delays in re-letting units as vacancies arise would reduce our revenues and could adversely affect our operating performance. In addition, lower-than-expected rental rates and higher rental concessions upon re-letting could adversely affect our rental revenues and impede our growth.

We may not be successful in identifying and consummating suitable acquisitions, or integrating and operating acquired properties, which may adversely impact our growth and results of operations.

We expect to make future acquisitions of self storage properties. We may not be successful in identifying and consummating suitable acquisitions that meet our criteria, which may impede our growth. We may encounter competition when we seek to acquire properties, especially for brokered portfolios. Aggressive bidding practices by prospective acquirers have been commonplace and this competition also may be a challenge for our acquisition strategy and potentially result in our paying higher prices for acquisitions, including, in some instances, paying consideration for certain properties that may be more than others are willing to pay for such properties. Should we pay higher prices for self storage properties or other assets, our operating results may suffer. Furthermore, when we acquire self storage properties, we will be required to integrate them into our then-existing portfolio. The acquired properties may turn out to be less compatible with our acquisition strategy than originally anticipated, may cause disruptions in our operations, or may divert management’s attention away from day-to-day operations, which could impair our results of operations. Our ability to acquire or integrate properties may also be constrained by the following additional risks:

•
we face competition from national (e.g., large public and private self storage companies, institutional investors and private equity funds), regional and local owners, operators and developers of self storage properties, which may result in higher property acquisition prices and reduced yields;
•
the inability to achieve satisfactory completion of due diligence investigations and other customary closing conditions;
•
we may fail to finance an acquisition on favorable terms or at all;
•
spending more than the time and amounts budgeted to make necessary improvements or renovations to acquired properties;
•
the inability to accurately estimate physical occupancy levels, rental rates, operating costs or costs of improvements to bring an acquired property up to an acceptable level of quality to meet our expected standards; and
•
we may acquire properties subject to liabilities without any recourse, or with only limited recourse, with respect to unknown liabilities such as liabilities for clean-up of undisclosed environmental contamination, claims by persons dealing with the former owners of the properties and claims for indemnification by general partners, trustees, officers and others indemnified by the former owners of the properties.

We depend on our property manager’s on-site personnel to maximize customer satisfaction at each of our facilities, and any difficulties our property manager encounters in hiring, training, and retaining skilled field personnel may adversely affect our rental revenues.

The customer service, marketing skills, knowledge of local market demand and competitive dynamics of our property manager’s facility managers are contributing factors to our ability to maximize our rental income and to achieve the highest sustainable rent levels at each of our facilities. If our property manager is unable to successfully recruit, train, and retain qualified field personnel, our rental incomes may be adversely affected, which could impair our ability to make distributions to our stockholders.

Legal claims related to moisture infiltration and mold could arise in one or more of our properties, which could adversely affect our revenues.

There has been an increasing number of claims and litigation against owners and managers of rental and self storage properties relating to moisture infiltration, which can result in mold or other property damage. We cannot guarantee that moisture infiltration will not occur at one or more of our properties. When we receive a complaint concerning moisture infiltration, condensation or mold problems, and/or become aware that an air quality concern exists, we will implement corrective measures in accordance with guidelines and protocols we have developed with the assistance of outside experts. We cannot assure our stockholders that material legal claims relating to moisture infiltration and the presence of, or exposure to, mold will not arise in the future. These legal claims could require significant expenditures for legal defense representation which could adversely affect our revenues.

Delays in development and lease-up of our properties would reduce our profitability.

We may acquire properties that require repositioning or redeveloping such properties with the goal of increasing cash flow, value or both. Construction delays to new or existing self storage properties due to weather, unforeseen site conditions, personnel problems, and other factors could delay our anticipated customer occupancy plan which could adversely affect our profitability and cash flow. Furthermore, our estimate of the costs of repositioning or redeveloping an acquired property may prove to be inaccurate, which may result in our failure to meet our profitability goals. We may also encounter unforeseen cost increases associated with building materials or construction services resulting from trade tensions, disruptions, tariffs, duties or restrictions or an epidemic, pandemic or other health crisis, such as the COVID-19 outbreak. Additionally, we may acquire a new property that has a relatively low physical occupancy, and the cash flow from existing operations may be insufficient to pay the operating expenses associated with that property until the property is adequately leased. If one or more of these properties do not perform as expected or we are unable to successfully integrate new properties into our existing operations, our financial performance may be adversely affected.

The risks associated with storage contents may increase our operating costs or expose us to potential liability that may not be covered by insurance, which may have adverse effects on our business, financial condition, and results of operations.

The self storage facilities we own and operate are leased directly to customers who store their belongings without any immediate inspections or oversight from us. We may unintentionally lease space to groups engaged in illegal and dangerous activities. Damage to storage contents may occur due to, among other occurrences, the following: war, acts of terrorism, earthquakes, floods, hurricanes, pollution, environmental matters, fires or events caused by fault of a customer, fault of a third party, or fault of our own. Such damage may or may not be covered by insurance maintained by us, if any. We will determine the amounts and types of insurance coverage that we will maintain, including any coverage over the contents of any properties in which we may invest. Such determinations will be made on a case-by-case basis based on the type, value, location, and risks associated with each investment, as well as any lender requirements, among any other factors we may consider relevant. There is no guarantee as to the type of insurance that we will obtain for any investments that we may make and there is no guarantee that any particular damage to storage contents would be covered by such insurance, even if obtained. The costs associated with maintaining such insurance, as well as any liability imposed upon us due to damage to storage contents, may have a material adverse impact on our business, financial condition, and results of operations.

Additionally, although we require our customers to sign an agreement stating that they will not store flammable, hazardous, illegal, or dangerous contents in the self storage units, we cannot ensure that our customers will abide by such agreement or otherwise comply with applicable laws, including environmental, health and safety laws. The storage of such materials or violation of applicable laws might cause destruction to a facility or impose liability on us for the costs of removal or remediation if these various contents or substances are released on, from or in a facility, which may have a material adverse impact on our business, financial condition, and results of operations.

Our operating results may be affected by regulatory changes that have an adverse impact on our specific facilities, including our ability to obtain required permits and approvals, which may adversely affect our business, financial condition, and results of operations.

Certain regulatory changes may have a direct impact on our self storage facilities, including but not limited to, land use, zoning, and permitting requirements by governmental authorities at the local level, which can restrict the availability of land for development, and special zoning codes which omit certain uses of property from a zoning category. These special uses (i.e., hospitals, schools, and self storage facilities) are allowed in that particular zoning classification only by obtaining a special use permit and the permission of local zoning authority. If we are delayed in obtaining or unable to obtain a special use permit where one is required, new developments or expansion of existing developments could be delayed or reduced. Additionally, certain municipalities require holders of a special use permit to have higher levels of liability coverage than is normally required. The acquisition of, or the inability to obtain, a special use permit and the possibility of higher levels of insurance coverage associated therewith may have an adverse impact on our business, financial condition, and results of operations.

General Risks Related to Investments in Real Estate

Our operating results will be affected by economic and regulatory changes that have an adverse impact on the real estate market in general, and we cannot assure stockholders that we will be profitable or that we will realize growth in the value of our real estate properties.

Our operating results will be subject to risks generally incident to the ownership of real estate, including:

•
changes in general economic or local conditions;
•
changes in supply of or demand for similar or competing properties in an area, including additional competing developments;
•
changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;
•
changes in tax, real estate, environmental and zoning laws;
•
changes in property tax assessments and insurance costs; and
•
increases in interest rates and tight money supply.

These and other reasons may prevent us from being profitable or from realizing growth or maintaining the value of our real estate properties.

We may suffer reduced or delayed revenues for, or have difficulty selling, properties with vacancies.

We anticipate that the majority of the properties we acquire will have some level of vacancy at the time of closing either because the property is in the process of being developed and constructed, it is newly constructed and in the process of obtaining tenants, or because of economic or competitive or other factors. Shortly after a new property is opened, during a time of development and construction, or because of economic or competitive or other factors, we may suffer reduced revenues resulting in lower cash distributions to you due to a lack of an optimum level of tenants. In addition, the resale value of the real property could be diminished because the market value may depend principally upon the value of the leases of such real property. In addition, because properties’ market values depend principally upon the occupancy rates, the resale value of properties with prolonged low occupancy rates could suffer, which could further reduce your return.

Our operating results may be negatively affected by our construction and development activities, whether as a result of an increased cost of labor and materials, or increased costs and risks associated with potential development and construction delays, each of which could diminish the return on a stockholder’s investment.

We may invest some or all of the proceeds available for investment in the acquisition, development, and/or redevelopment of properties upon which we will develop and construct improvements. We could incur substantial capital obligations in connection with these types of investments, including costs associated with an increase in the cost of the underlying labor and materials. We also will be subject to risks relating to uncertainties associated with rezoning for development and environmental concerns of governmental entities and/or community groups and our builder’s ability to control construction costs or to build in conformity with plans, specifications, and timetables. The builder’s failure to perform may necessitate legal action by us to rescind the purchase or the construction contract or to compel performance. Performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completion of construction could also give tenants the right to terminate preconstruction leases for space at a newly developed project. We may incur additional risks when we make periodic progress payments or other advances to such builders prior to completion of construction. These and other such factors can result in increased costs of a project or loss of our investment. Substantial capital obligations could delay our ability to make distributions. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. Furthermore, we must rely upon projections of rental income and expenses and estimates of the fair market value of property upon completion of construction when agreeing upon a price to be paid for the property at the time of acquisition of the property. If our projections are inaccurate, we may pay too much for a property, and the return on our investment could suffer.

In addition, we may invest in unimproved real property. Returns from development of unimproved properties are also subject to risks and uncertainties associated with rezoning the land for development and environmental concerns of governmental entities and/or community groups. Although our intention is to limit any investment in unimproved property to property we intend to develop, your investment nevertheless is subject to the risks associated with investments in unimproved real property.

We may obtain only limited warranties when we purchase a property.

The seller of a property will often sell such property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations, and indemnifications that will only survive for a limited period after the closing. Also, many sellers of real estate are single purpose entities without significant other assets. The purchase of properties with limited warranties or from undercapitalized sellers increases the risk that we may lose some or all of our invested capital in the property as well as the loss of rental income from that property.

If we enter into non-compete agreements with the sellers of the properties that we acquire, and the terms of those agreements expire, the sellers may compete with us within the general location of one of our properties, which could have an adverse effect on our operating results and returns to our stockholders.

We may enter into non-compete agreements with the sellers of the properties that we acquire in order to prohibit the seller from owning, operating, or being employed by a competing property for a predetermined time frame and within a geographic radius of a property we acquire. When these non-compete agreements expire, we may face the risk that the seller will develop, own, operate or become employed by a competing property within the general location of one of our properties, which could have an adverse effect on our operating results and returns to our stockholders.

Costs of complying with governmental laws and regulations, including those relating to environmental matters, may adversely affect our income and the cash available for distribution.

All real property, including our self storage properties, and the operations conducted on real property are subject to federal, state, and local laws and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation, and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. Some of these laws and regulations may impose joint and several liability on customers, owners, or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. This liability could be substantial. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell or rent a property, or to pledge such property as collateral for future borrowings.

Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our customers’ activities, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties. In addition, there are various local, state, and federal fire, health, life-safety, and similar regulations with which we may be required to comply, and that may subject us to liability in the form of fines or damages for noncompliance. Any material expenditures, fines, or damages we must pay will reduce our ability to continue to pay distributions at the current rate to our stockholders and may reduce the value of our stockholders’ investments.

We cannot assure our stockholders that the independent third party environmental assessments we obtain prior to acquiring any properties we purchase will reveal all environmental liabilities or that a prior owner of a property did not create a material environmental condition not known to us. We cannot predict what other environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted, or what environmental conditions may be found to exist in the future. We cannot assure our stockholders that our business, assets, results of operations, liquidity, or financial condition will not be adversely affected by these laws, which may adversely affect cash available for distribution, and the amount of distributions to our stockholders.

Costs of complying with governmental laws and regulations, including those relating to regulations accommodating disabilities, may affect cash available for distribution.

We are subject to various rules, regulations and standards with respect to accommodations we must make for individuals with disabilities. For example, in the United States, under the Americans with Disabilities Act of 1990, or ADA, all public accommodations and commercial facilities are required to meet certain federal requirements related to access and use by disabled persons. We are also subject to similar requirements in Ontario, Canada, under the Accessibility for Ontarians with Disabilities Act, or AODA. Under these regulations, places of public accommodation, which include our self storage facilities, are required to comply with certain requirements related to access and use by disabled persons. These requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. We will attempt to acquire properties that comply with such regulations or place the burden on the seller or other third party to ensure compliance with such regulations. However, we cannot assure our stockholders that we will be able to acquire properties or allocate responsibilities in this manner. If we cannot, our funds used for such compliance may affect cash available for distribution and the amount of distributions to our stockholders.

Our inability to sell a property when we desire to do so could adversely impact our ability to pay cash distributions to our stockholders.

The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates, and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Real estate generally cannot be sold quickly. Also, the tax laws applicable to REITs require that we hold our properties for investment, rather than for sale in the ordinary course of business, which may cause us to forego or defer sales of properties that otherwise would be in our best interest. Therefore, we may not be able to dispose of properties promptly, or on favorable terms, in response to economic or other market conditions, and this may adversely impact our ability to make distributions to our stockholders.

In addition, we may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure our stockholders that we will have funds available to correct such defects or to make such improvements.

In acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These provisions would also restrict our ability to sell a property.

We may not be able to sell our properties at a price equal to, or greater than, the price for which we purchased such properties, which may lead to a decrease in the value of our assets.

We may be purchasing our properties at a time when capitalization rates are at historically low levels and purchase prices are high. Therefore, the value of our properties may not increase over time, which may restrict our ability to sell our properties, or in the event we are able to sell such property, may lead to a sale price less than the price that we paid to purchase the properties.

We may acquire or finance properties with lock-out provisions, which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties.

Lock-out provisions are provisions that generally prohibit repayment of a loan balance for a certain number of years following the origination date of a loan. Such provisions are typically provided for by the Internal Revenue Code or the terms of the agreement underlying a loan. Lock-out provisions could materially restrict us from selling or otherwise disposing of or refinancing properties. These provisions would affect our ability to turn our investments into cash and thus affect cash available for distribution to you. In some circumstances, lock-out provisions may prohibit us from reducing or increasing the amount of indebtedness with respect to any properties.

Lock-out provisions could impair our ability to take actions during the lock-out period that would otherwise be in your best interests and, therefore, may have an adverse impact on the value of the shares, relative to the value that would result if the lock-out provisions did not exist. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of our stockholders.

If we sell properties by providing financing to purchasers, defaults by the purchasers would adversely affect our cash flows.

If we decide to sell any of our properties, we intend to use our best efforts to sell them for cash. However, in some instances we may sell our properties by providing financing to purchasers. When we provide financing to purchasers, we will bear the risk that the purchaser may default, which could negatively impact our cash distributions to stockholders. Even in the absence of a purchaser default, the distribution of the proceeds of sales to our stockholders, or their reinvestment in other assets, will be delayed until the promissory notes or other property we may accept upon the sale are actually paid, sold, refinanced, or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to make distributions to our stockholders.

Rising expenses could reduce cash flow and funds available for future acquisitions.

If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds for that property’s operating expenses. Our properties will be subject to increases in tax rates, utility costs, operating expenses, insurance costs, repairs, and maintenance and administrative expenses.

If we are unable to offset such cost increases through rent increases, we could be required to fund those increases in operating costs which could adversely affect funds available for future acquisitions or cash available for distribution.

If we suffer losses that are not covered by insurance or that are in excess of insurance coverage, we could lose invested capital and anticipated profits.

Material losses may occur in excess of insurance proceeds with respect to any property, as insurance may not be sufficient to fund the losses. However, there are types of losses, generally of a catastrophic nature, such as losses due to wars, acts of terrorism, earthquakes, floods, fires, hurricanes, pollution, or environmental matters, which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. In addition, we may decide not to obtain any or adequate earthquake or similar catastrophic insurance coverage because the premiums are too high even in instances where it may otherwise be available. Insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase specific coverage against terrorism as a condition for providing mortgage loans. It is uncertain whether such insurance policies will be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our potential properties. In these instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We cannot assure you that we will have adequate coverage for such losses. The Terrorism Risk Insurance Act of 2002 is designed for a sharing of terrorism losses between insurance companies and the federal government. We cannot be certain how this act will impact us or what additional cost to us, if any, could result. If such an event damaged or destroyed one or more of our properties, we could lose both our invested capital and anticipated profits from such property.

Delays in the acquisition, development, and construction of properties may have adverse effects on our results of operations and returns to our stockholders.

Delays we encounter in the selection, acquisition, and development of real properties could adversely affect your returns. From time to time we may acquire unimproved real property, properties that are in need of redevelopment, or properties that are under development or construction. Investments in such properties will be subject to the uncertainties associated with the development and construction of real property, including those related to re-zoning land for development, environmental concerns of governmental entities and/or community groups, and our builders’ ability to build in conformity with plans, specifications, budgets, and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control.

Where properties are acquired prior to the start of construction or during the early stages of construction, it will typically take up to 24 months or more to complete construction, prior to beginning to lease the available space, which can take as long as or longer than the construction process. Therefore, you could suffer delays in the receipt of cash distributions attributable to those particular real properties. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other factors can result in increased costs of a project or loss of our investment. We also must rely on rental income and expense projections and estimates of the fair market value of a property upon completion of construction when agreeing upon a purchase price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and the return on our investment could suffer.

Increases in interest rates may adversely affect the demand for our shares.

One of the factors that influence the demand for purchase of our shares is the annual rate of distributions that we pay on our shares, as compared with interest rates. An increase in interest rates may lead potential purchasers of our shares to demand higher annual distribution rates, which could adversely affect our ability to sell our shares and raise proceeds in this offering, which could result in a less diversified portfolio of real estate.

Property taxes may increase, which will adversely affect our net operating income and cash available for distributions.

Each of the properties we acquire will be subject to real property taxes. Some local real property tax assessors may seek to reassess some of our properties as a result of our acquisition of the property. From time to time, our property taxes may increase as property values or assessment rates change or for other reasons deemed relevant by the assessors. Recent local government shortfalls in tax revenue may cause pressure to increase tax rates or assessment levels. Increases in real property taxes will adversely affect our net operating income and cash available for distributions.

We will be subject to risks associated with joint venture partners in joint venture arrangements that otherwise may not be present in other real estate investments.

We may enter into joint ventures with respect to a portion of the properties we acquire. Ownership of joint venture interests involves risks generally not otherwise present with an investment in real estate such as the following:

•
the risk that a joint venture partner may at any time have economic or business interests or goals that are or become inconsistent with our business interests or goals;
•
the risk that a joint venture partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives;
•
the risk that disputes with our joint venture partners may result in litigation, which may cause us to incur substantial costs and/or prevent our management from focusing on our business objectives;
•
the possibility that a joint venture partner might not have adequate liquid assets to make cash advances that may be required in order to fund operations, maintenance and other expenses related to the property, which could result in the loss of current or prospective tenants and may otherwise adversely affect the operation and maintenance of the property, and could cause a default under the mortgage loan financing documents applicable to the property, if any, and may result in late charges, penalties and interest, and may lead to the exercise of foreclosure and other remedies by a lender;
•
the risk that a joint venture partner could breach agreements related to the property, which may cause a default under, or result in personal liability for, the applicable mortgage loan financing documents, violate applicable securities laws and otherwise adversely affect the property and the joint venture arrangement; or
•
the risk that a default by joint venture partner would constitute a default under the applicable mortgage loan financing documents, if any, that could result in a foreclosure and the loss of all or a substantial portion of the investment made by the joint venture partner.

Any of the above might subject a property to liabilities in excess of those contemplated and thus reduce the amount available for distribution to our stockholders.

In the event that our interests become adverse to those of the other joint venture partners, we may not have the contractual right to purchase the joint venture interests from the other joint venture partners. Even if we are given the opportunity to purchase such joint venture interests in the future, we cannot guarantee that we will have sufficient funds available at the time to purchase such joint venture interests. We may not be able to sell our interest in a property at the time we would like to sell, such as at a time when the other joint venture partners in such property do not desire to sell their interests. In addition, we anticipate that it will be much more difficult to find a willing buyer for our joint venture interests in a property than it would be to find a buyer for a property we owned outright.

Investments in properties or other real estate investments outside the United States subject us to foreign currency risks, which may adversely affect distributions and our REIT status.

Revenues generated from any properties or other real estate investments we acquire or ventures we enter into relating to transactions involving assets located in markets outside the United States likely will be denominated in the local currency. Therefore, any investments we make outside the United States may subject us to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. Dollar (“USD”). As a result, changes in exchange rates of any such foreign currency to USD may affect our revenues, operating margins, and distributions, and may also affect the book value of our assets and the amount of stockholders’ equity.

Changes in foreign currency exchange rates used to value a REIT’s foreign assets may be considered changes in the value of the REIT’s assets. These changes may adversely affect our ability to qualify as a REIT. Further, bank accounts in foreign currency which are not considered cash or cash equivalents may adversely affect our ability to qualify as a REIT.

Changes in the Canadian Dollar/USD exchange rate could have a material adverse effect on our operating results and value of the investment of our stockholders.

We may acquire joint venture interests and properties in Canada. As a result, our financial results may be adversely affected by fluctuations in the Canadian Dollar/USD exchange rate. We cannot predict with any certainty changes in foreign currency exchange rates or our ability to mitigate these risks. Several factors may affect the Canadian Dollar/USD exchange rate, including:

•
sovereign debt levels and trade deficits;
•
domestic and foreign inflation rates and interest rates and investors’ expectations concerning those rates;
•
other currency exchange rates;
•
changing supply and demand for a particular currency;
•
monetary policies of governments;
•
changes in balances of payments and trade;
•
trade restrictions;
•
direct sovereign intervention, such as currency devaluations and revaluations;
•
investment and trading activities of mutual funds, hedge funds and currency funds; and
•
other global or regional political, economic or financial events and situations.

These events and actions are unpredictable. In addition, the Canadian Dollar may not maintain its long term value in terms of purchasing power in the future. The resulting volatility in the Canadian Dollar/USD exchange rate could materially and adversely affect our performance.

We are subject to additional risks as a result of any joint venture interest or properties we acquire in Canada.

In addition to currency exchange rates, the value of any joint venture interests or properties we acquire in Canada may be affected by factors peculiar to the laws and business practices of Canada. Canadian laws and business practices may expose us to risks that are different from and in addition to those commonly found in the United States. Ownership and operation of foreign assets pose several risks, including, but not limited to the following:

•
the burden of complying with both Canadian and United States’ laws;
•
changing governmental rules and policies, including changes in land use and zoning laws, more stringent environmental laws or changes in such laws;
•
existing or new Canadian laws relating to the foreign ownership of real property or loans and laws restricting the ability of Canadian persons or companies to remove profits earned from activities within the country to the person’s or company’s country of origin;
•
the potential for expropriation;
•
possible currency transfer restriction;
•
imposition of adverse or confiscatory taxes;
•
changes in real estate and other tax rates or laws and changes in other operating expenses in Canada;
•
possible challenges to the anticipated tax treatment of our revenue and our properties;
•
adverse market conditions caused by terrorism, civil unrest and changes in national or local governmental or economic conditions;
•
the potential difficulty of enforcing obligations in other countries;
•
changes in the availability, cost, and terms of loan funds resulting from varying Canadian economic policies; and
•
our limited experience and expertise in foreign countries relative to our experience and expertise in the United States.

Risks Associated with Debt Financing

We have broad authority to incur debt, and high debt levels could hinder our ability to continue to pay distributions at the current rate and could decrease the value of our stockholders’ investments.

Our charter generally limits us to incurring debt no greater than 300% of our net assets, as defined (equivalent to 75% leverage), unless any excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with a justification for such excess borrowing. High debt levels would cause us to incur higher interest charges, would result in higher debt service payments, and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of our stockholders’ investments.

We may incur mortgage indebtedness and other borrowings, which may increase our business risks.

While we intend to use medium-to-high leverage (between 50% to 60%) during our Public Offering, we may place permanent financing on our properties or obtain credit facilities or other similar financing arrangements in order to acquire properties as funds are being raised in in our Public Offering. We may also decide to later further leverage our properties. We may incur mortgage debt and pledge all or some of our real properties as security for that debt to obtain funds to acquire real properties. We may borrow if we need funds to pay a desired distribution rate to our stockholders. We may also borrow if we deem it necessary or advisable to assure that we qualify and maintain our qualification as a REIT for federal income tax purposes. If there is a shortfall between the cash flow from our properties and the cash flow needed to service mortgage debt, then the amount available for distribution to stockholders may be reduced.

If we breach covenants under our loans, we could be held in default under such loans, which could accelerate our repayment date and materially adversely affect the value of our stockholders’ investment in us.

On December 20, 2022, we entered into a loan agreement (the "National Bank of Canada - Cambridge Loan Agreement") with National Bank of Canada ("National Bank of Canada") in the amount of CAD $15.5 million (the "National Bank of Canada - Cambridge Loan"); on September 20, 2022, we entered into a loan agreement (the "National Bank of Canada - Burlington Loan Agreement" with National Bank of Canada in the amount of CAD $16.5 million (the "National Bank of Canada - Burlington Loan"); on December 30, 2021, we entered into a mezzanine loan agreement (the “Mezzanine Loan Agreement”) with SmartStop OP, L.P., an affiliate of our Sponsor (“SmartStop OP”), for up to $55 million; on November 30, 2021, we entered into a credit agreement (the “Credit Agreement”) with Huntington Bank (“Huntington”) which has a maximum borrowing capacity of $100 million (as amended, the “Huntington Credit Facility”); and on July 8,

2021, we entered into a loan agreement (the “Skymar Loan Agreement”) with Skymar Capital Corporation (“Skymar”) in the amount of $4.8 million (the “Skymar Loan”). The National Bank of Canada - Cambridge Loan is secured by a deed of trust on our Cambridge Property; the National Bank of Canada - Burlington Loan is secured by a deed of trust on our Burlington Property; the Mezzanine Loan is secured by a pledge of the equity interests in four indirect, wholly-owned subsidiaries of our operating partnership; the Huntington Credit Facility is secured by a deed of trust on ten of our properties; and the Skymar Loan is secured by a deed of trust on our Las Vegas Property. Each loan imposes a number of affirmative, negative and, in some cases, financial covenant requirements on us. If we should breach certain of those covenant requirements or otherwise default on these loans, the lenders could accelerate our repayment dates. If we do not have sufficient cash to repay these loans at the time of a default, the lenders could foreclose on the properties securing the respective loans. Such foreclosure could result in a material loss for us and would adversely affect the value of our stockholders’ investment in us.

We have incurred, and intend to continue to incur, indebtedness secured by our properties, which may result in foreclosure.

Most of our borrowings to acquire properties will be secured by mortgages on our properties. If we default on our secured indebtedness, the lender may foreclose and we could lose our entire investment in the properties securing such loan, which could adversely affect distributions to our stockholders. To the extent lenders require us to cross-collateralize our properties, or our loan agreements contain cross-default provisions, a default under a single loan agreement could subject multiple properties to foreclosure.

High interest rates may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire and the amount of cash distributions we can make.

If we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher when the properties are refinanced, we may not be able to finance the properties and our income could be reduced. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to stockholders and may hinder our ability to raise more capital by issuing more stock or by borrowing more money.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

When providing financing, a lender could impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage, or replace our Advisor. While mortgage debt is generally non-recourse, mortgage lenders may require that we enter into guaranty agreements under which we guaranty the full repayment of the debt under certain circumstances. In addition, lenders may require that we enter into environmental indemnity agreements under which we will indemnify the lender for certain environmental losses incurred by the lender. These or other limitations may adversely affect our flexibility and limit our ability to make distributions to our stockholders.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to make distributions to our stockholders.

Interest we pay will reduce cash available for distribution. Additionally, if we incur variable rate debt, increases in interest rates would increase our interest costs, which could reduce our cash flows and our ability to make distributions to stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to fund our capital and operating needs and distributions.

The Federal Deposit Insurance Corporation, or FDIC, generally only insures limited amounts per depositor per insured bank. The FDIC insures up to $250,000 per depositor per insured bank account. At December 31, 2022, we had cash and cash equivalents exceeding these federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fail, we may lose our deposits over the federally insured levels. The loss of our deposits would reduce the amount of cash we have available to fund our capital and operating needs and distributions.

Federal Income Tax Risks

Failure to continue to qualify as a REIT would adversely affect our operations and our ability to continue to pay distributions at our current level as we will incur additional tax liabilities.

We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2021. We believe that our organization and method of operation has enabled and will continue to enable us to meet the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes. Qualification as a REIT involves highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. Our qualification as a REIT will depend upon our ability to meet, through investments, actual operating results, distributions and satisfaction of specific stockholder rules, the various tests imposed by the Code.

If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax on our taxable income at the regular corporate rate, which would reduce our net earnings available for investment or distribution to stockholders. If our REIT status is terminated for any reason, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of such termination. In addition, we would no longer be required to make distributions to stockholders, and distributions we do make would no longer qualify for the dividends paid deduction. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax and redeem holders of the Series A Convertible Preferred Stock.

Qualification as a REIT is subject to the satisfaction of tax requirements and various factual matters and circumstances that are not entirely within our control. New legislation, regulations, administrative interpretations or court decisions could change the tax laws with respect to qualification as a REIT or the federal income tax consequences of being a REIT. Our failure to continue to qualify as a REIT would adversely affect the return of our stockholders’ investment.

To qualify as a REIT, and to avoid the payment of U.S. federal income and excise taxes and maintain our REIT status, we may be forced to borrow funds, use proceeds from the issuance of securities, or sell assets to pay distributions, which may result in our distributing amounts that may otherwise be used for our operations.

To obtain the favorable tax treatment accorded to REITs, we normally will be required each year to distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and by excluding net capital gains. We will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and subject to a 4% nondeductible excise tax on any amount by which dividends we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income, and (3) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on the acquisition, maintenance or development of properties and it is possible that we might be required to borrow funds, use proceeds from the issuance of securities or sell assets in order to distribute enough of our taxable income to maintain our REIT status and to avoid the payment of federal income and excise taxes. We may be required to make distributions to stockholders at times it would be more advantageous to reinvest cash in our business or when we do not have cash readily available for distribution, and we may be forced to liquidate assets on terms and at times unfavorable to us. These methods of obtaining funding could affect future distributions by increasing operating costs and decreasing available cash.

If any partnership of ours fails to maintain its status as a partnership for federal income tax purposes, its income would be subject to taxation and our REIT status would be terminated.

We intend to maintain the status of our partnerships, including our operating partnership, as partnerships for federal income tax purposes. However, if the Internal Revenue Service (“IRS”) were to successfully challenge the status of any of our partnerships as a partnership, then it would be taxable as a corporation. Such an event would reduce the amount of distributions that such partnership could make to us. This would also result in our losing REIT status and becoming subject to a corporate level tax on our own income. This would substantially reduce our cash available to pay distributions and the return on our stockholders’ investments. In addition, if any of the entities through which any of our partnerships owns its properties, in whole or in part, loses its characterization as a partnership for federal income tax purposes, then it would become subject to taxation as a corporation, thereby reducing distributions to such partnership. Such a recharacterization of any of our partnerships or an underlying property owner could also threaten our ability to maintain REIT status.

We may be required to pay some taxes due to actions of our taxable REIT subsidiary which would reduce our cash available for distribution to our stockholders.

Any net taxable income earned directly by our taxable REIT subsidiary, or through entities that are disregarded for federal income tax purposes, which are wholly-owned by our taxable REIT subsidiary, will be subject to federal and possibly state corporate income tax. We have elected or intend to elect to treat the TRS as a taxable REIT subsidiary, and we may elect to treat other subsidiaries as taxable REIT subsidiaries in the future. In this regard, several provisions of the laws applicable to REITs and their subsidiaries ensure that a taxable REIT subsidiary will be subject to an appropriate level of federal income taxation. For example, a taxable REIT subsidiary is limited in its ability to deduct certain interest payments made to an affiliated REIT. In addition, the REIT has to pay a 100% penalty tax on some payments that it receives or on some deductions taken by a taxable REIT subsidiary if the economic arrangements between the REIT, the REIT’s customers, and the taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties. Finally, some state and local jurisdictions may tax some of our income even though as a REIT we are not subject to federal income tax on that income because not all states and localities follow the federal income tax treatment of REITs. To the extent that we and our affiliates are required to pay federal, state, and local taxes, we will have less cash available for distributions to our stockholders.

If we were considered to actually or constructively pay a “preferential dividend” to our stockholders, our status as a REIT could be adversely affected.

As discussed above, in order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which may not equal net income as calculated in accordance with GAAP in the United States), determined without regard to the deduction for distributions paid and excluding net capital gains. Until we are required to file annual and periodic reports with the SEC under the Securities Exchange Act of 1934, distributions must not be considered “preferential dividends” in order for them to be counted as satisfying the annual distribution requirements for REITs and to provide us with a REIT-level tax deduction. A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with any preferences among different classes of stock as set forth in our organizational documents. Currently, there is uncertainty as to the IRS’s position regarding whether certain arrangements involving REITs could give rise to the inadvertent payment of a preferential dividend (e.g., the pricing methodology for stock purchased under a distribution reinvestment plan, the terms of stock redemptions, or the allocation of certain fees among different classes of stock), except as otherwise set forth with respect to a particular REIT in a private letter ruling from the IRS to such REIT. We believe that differences in dividends distributed to holders of Class A shares as compared to Class T shares and Class W shares, as a result of the stockholder servicing fees and dealer manager servicing fees, respectively, will not result in preferential dividends. However, we have not applied for a ruling from the IRS with respect to our multi-class stock structure or our ability to deduct dividend payments in connection with that structure and its possible effect on our qualification as a REIT. We have received the opinion of Nelson Mullins that our class structure complies with current tax law requirements and that dividend payments by us will be deductible and will not adversely affect our qualification as a REIT. This opinion has been issued in connection with our Public Offering. Opinions of counsel are not binding on the IRS or on any court. Therefore, if the IRS were to successfully assert that we paid a preferential dividend, we may be deemed to have either (a) distributed less than 100% of our REIT taxable income and therefore be subject to tax on the undistributed portion, or (b) distributed less than 90% of our REIT taxable income, in which case our status as a REIT could be terminated if we were unable to cure such failure.

Our stockholders may have tax liability on distributions they elect to reinvest in our common stock.

If our stockholders participate in our distribution reinvestment plan, then for federal income tax purposes our stockholders will be deemed to have been distributed an amount equal to the fair market value of the stock purchased pursuant to the Distribution Reinvestment Plan. As a result, unless a stockholder is a tax-exempt entity, such stockholder may have to use funds from other sources to pay its tax liability on amounts deemed distributed to it.

In certain circumstances, we may be subject to federal and state income taxes as a REIT, which would reduce our cash available for distribution to our stockholders.

Even if we qualify and maintain our status as a REIT, we may be subject to federal income taxes or state taxes. For example, net income from a “prohibited transaction” will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain income we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly, at the level of our Operating Partnership, or at the level of any other companies through which we indirectly own our assets. Any federal or state taxes we pay will reduce our cash available for distribution to our stockholders.

Distributions to tax-exempt investors may be classified as unrelated business taxable income.

Neither ordinary nor capital gain distributions with respect to our common stock, nor gain from the sale of common stock, should generally constitute unrelated business taxable income, or UBTI, to a tax-exempt investor. However, there are certain exceptions to this rule. In particular:

•
part of the income and gain recognized by certain qualified employee pension trusts with respect to our common stock may be treated as UBTI if shares of our common stock are predominately held by qualified employee pension trusts, and we are required to rely on a special look-through rule for purposes of meeting one of the REIT share ownership tests, and we are not operated in a manner to avoid treatment of such income or gain as UBTI;
•
part of the income and gain recognized by a tax-exempt investor with respect to our common stock would constitute UBTI if the investor incurs debt in order to acquire the common stock; and
•
part or all of the income or gain recognized with respect to our common stock by social clubs, voluntary employee benefit associations and supplemental unemployment benefit trusts which are exempt from federal income taxation under Sections 501(c)(7), (9), or (17) of the Code may be treated as UBTI.

Complying with the REIT requirements may cause us to forego otherwise attractive opportunities.

To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of shares of our stock. We may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution, or we may be required to liquidate otherwise attractive investments in order to comply with the REIT tests. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

Legislative or other actions affecting REITs materially and adversely affect our stockholders and us.

Individuals with incomes below certain thresholds are subject to federal income taxation on qualified dividends at a maximum rate of 15%. For those with income above such thresholds, the qualified dividend rate is 20%. These tax rates are generally not applicable to distributions paid by a REIT, unless such distributions represent earnings on which the REIT itself has been taxed. As a result, distributions (other than capital gain distributions) we pay to individual investors generally will be subject to the tax rates that are otherwise applicable to ordinary income for federal income tax purposes, subject to a 20% deduction for REIT dividends. This disparity in tax treatment may make an investment in our shares comparatively less attractive to individual investors than an investment in the shares of non-REIT corporations, and could have an adverse effect on the value of our common stock. Stockholders are urged to consult with their own tax advisors with respect to the impact of recent legislation on their investment in our common stock and the status of legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our common stock. Stockholders should also note that our legal counsel’s tax opinion assumes that no legislation will be enacted after the date of such opinion that will be applicable to an investment in our shares.

Foreign purchasers of our common stock may be subject to FIRPTA tax upon the sale of their shares.

A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to a tax, known as FIRPTA tax, on the gain recognized on the disposition. Such FIRPTA tax does not apply, however, to the disposition of stock in a REIT if the REIT is “domestically controlled.” A REIT is “domestically controlled” if less than 50% of the REIT’s stock, by value, has been owned directly or indirectly by persons who are not qualifying U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence.

We cannot assure our stockholders that we will qualify as a “domestically controlled” REIT. If we were to fail to so qualify, gain realized by foreign investors on a sale of our shares would be subject to FIRPTA tax, unless our shares were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 10% of the value of our outstanding common stock.

To the extent our distributions represent a return of capital for tax purposes, our stockholders could recognize an increased capital gain upon a subsequent sale of their common stock.

Distributions in excess of our current and accumulated earnings and profits and not treated by us as a dividend will not be taxable to a stockholder to the extent those distributions do not exceed the stockholder’s adjusted tax basis in his or her common stock, but instead will constitute a return of capital and will reduce such adjusted basis. (Such distributions to Non-U.S. Stockholders may be subject to withholding, which may be refundable.) If distributions exceed such adjusted basis, then such adjusted basis will be reduced to zero and the excess will be capital gain to the stockholder. If distributions result in a reduction of a stockholder’s adjusted basis in his or her common stock, then subsequent sales of such stockholder’s common stock potentially will result in recognition of an increased capital gain.

ERISA Risks

There are special considerations that apply to qualified pension or profit-sharing trusts or IRAs investing in our shares which could cause an investment in our company to be a prohibited transaction and could result in additional tax consequences.

If our stockholders are investing the assets of a qualified pension, profit-sharing, 401(k), Keogh, or other qualified retirement plan or the assets of an IRA in our common stock, they should satisfy themselves that, among other things:

•
their investment is consistent with their fiduciary obligations under ERISA and the Code;
•
their investment is made in accordance with the documents and instruments governing their plan or IRA, including their plan’s investment policy;
•
their investment satisfies the prudence and diversification requirements of ERISA;
•
their investment will not impair the liquidity of the plan or IRA;
•
their investment will not produce UBTI for the plan or IRA;
•
they will be able to value the assets of the plan annually in accordance with ERISA requirements; and
•
their investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Code.

Persons investing the assets of employee benefit plans, IRAs, and other tax-favored benefit accounts should consider ERISA and related risks of investing in the shares.

ERISA and Code Section 4975 prohibit certain transactions that involve (1) certain pension, profit-sharing, employee benefit, or retirement plans or individual retirement accounts and Keogh plans, and (2) any person who is a “party-in-interest” or “disqualified person” with respect to such a plan. Consequently, the fiduciary of a plan contemplating an investment in the shares should consider whether we, any other person associated with the issuance of the shares, or any of their affiliates is or might become a “party-in-interest” or “disqualified person” with respect to the plan and, if so, whether an exemption from such prohibited transaction rules is applicable. In addition, the Department of Labor (“DOL”) plan asset regulations provide that, subject to certain exceptions, the assets of an entity in which a plan holds an equity interest may be treated as assets of an investing plan, in which event the underlying assets of such entity (and transactions involving such assets) would be subject to the prohibited transaction provisions. We intend to take such steps as may be necessary to qualify us for one or more of the exemptions available, and thereby prevent our assets as being treated as assets of any investing plan.

General Risk Factors

We face risks related to an epidemic, pandemic or other health crisis, such as the ongoing COVID-19 pandemic, which could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.

We face risks related to an epidemic, pandemic or other health crisis, including the ongoing COVID-19 pandemic which impacts the United States, Canada and the markets in which we operate and could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects. Our rental revenue and operating results depend significantly on the demand for self storage space. While we have not seen a continuing material impact on the demand for self storage space resulting from the COVID-19 pandemic as of the date of this report, if the pandemic causes weakness in national, regional and local economies that negatively impact the demand for self storage space and/or increase bad debts, our business, financial condition, liquidity, results of operations and prospects could be adversely impacted. Additionally, we typically conduct aspects of our leasing activity at our facilities, as well as the offering of various ancillary products, including moving and packing supplies, such as locks and boxes, and other services, such as protection plans, tenant insurance or similar programs. Accordingly, reductions in the ability and willingness of customers to visit our facilities due to the COVID-19 pandemic could reduce rental revenue and ancillary operating revenue produced by our facilities. Concerns relating to such a pandemic could also impact the availability of our personnel to report for work at our facilities, which could adversely affect our ability to adequately manage our facilities. In order to prevent the spread of COVID-19 there have been, and may continue to be, temporary shut downs or restrictions placed on businesses by cities, counties, states, or the federal government. These orders have impacted, and may continue to impact, our facilities and operations. The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition, liquidity, results of operations and prospects will depend upon future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the breadth or severity of the COVID-19 pandemic and the actions to contain or treat its impact, among others.

A failure in, or breach of, our operational or security systems or infrastructure, or those of our third party vendors and other service providers or other third parties, including as a result of cyber attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs, and cause losses.

We rely heavily on communications and information systems to conduct our business. Information security risks for our business have generally increased in recent years in part because of the proliferation of new technologies; the use of the Internet and telecommunications technologies to process, transmit and store electronic information, including the management and support of a variety of business processes, including financial transactions and records, personally identifiable information, and tenant and lease data; and the increased sophistication and activities of organized crime, hackers, and terrorists, activists, and other external parties. As customer, public, and regulatory expectations regarding operational and information security have increased, our operating systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions, and breakdowns. Our business, financial, accounting, and data processing systems, or other operating systems and facilities, may stop operating properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control. For example, there could be electrical or telecommunication outages; natural disasters such as earthquakes, tornadoes, and hurricanes; disease pandemics; events arising from local or larger scale political or social matters, including terrorist acts; and as described below, cyber attacks.

Our business relies on its digital technologies, computer and email systems, software and networks to conduct its operations. Although we have information security procedures and controls in place, our technologies, systems and networks and, because the nature of our business involves the receipt and retention of personal information about our customers, our customers’ personal accounts may become the target of cyber attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of our or our customers’ or other third parties’ confidential information. Third parties with whom we do business or who facilitate our business activities, including intermediaries or vendors that provide service or security solutions for our operations, and other third parties, could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints. In addition, hardware, software or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security.

While we have disaster recovery and other policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. Our risk and exposure to these matters remain heightened because of the evolving nature of these threats. As a result, cyber security and the continued development and enhancement of our controls, processes, and practices designed to protect our systems, computers, software, data, and networks from attack, damage or unauthorized access remain a focus for us. As threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate information security vulnerabilities. Disruptions or failures in the physical infrastructure or operating systems that support our businesses and customers, or cyber attacks or security breaches of the networks, systems or devices that our customers use to access our products and services, could result in customer attrition, regulatory fines, penalties or intervention, reputation damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could have a material effect on our business, financial condition, or results from operations. Furthermore, if such attacks are not detected immediately, their effect could be compounded.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

As of December 31, 2022, we owned 15 operating self storage facilities located in seven states (Arizona, Delaware, Florida, Nevada, Oregon, Pennsylvania and Washington) and the Greater Toronto Area of Ontario, Canada, comprising approximately 10,815 units and approximately 1.3 million rentable square feet.

See Note 5 – Debt, of the Notes to the Consolidated Financial Statements contained in this report for more information about our indebtedness secured by our properties.

As of December 31, 2022, our wholly-owned self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)		Rental Income %(4)
Arizona	4	2,840	374,200	29%	82%	(5)	31%
Delaware	1	830	80,700	6%	56%	(5)	5%
Florida	4	2,235	264,350	20%	90%		23%
Nevada	1	335	51,900	4%	91%		6%
Oregon	1	520	56,200	4%	81%	(5)	5%
Pennsylvania	1	810	78,000	6%	74%	(5)	7%
Washington	1	1,090	100,000	8%	86%		8%
Ontario	2	2,155	300,000	23%	79%	(5)	15%
	15	10,815	1,305,350	100%	82%		100%

(1)
Includes all rentable units, consisting of storage units and parking (approximately 585 units).
(2)
Includes all rentable square feet, consisting of storage units and parking (approximately 167,600 square feet).
(3)
Represents the occupied square feet of all facilities we owned in a state or province divided by total rentable square feet of all the facilities we owned in such state or area as of December 31, 2022.
(4)
Represents rental income (excludes administrative fees, late fees, and other ancillary income) for all facilities we owned in a state or province divided by our total rental income for the month ended December 31, 2022.
(5)
The Chandler, Newark, Portland, Levittown and Cambridge properties are newly constructed or lease-up properties. The aforementioned properties' occupancy as of their respective acquisition dates and as of December 31, 2022 are as follows:

Property	Acquisition Date	Initial Occupancy %	December 31, 2022 Physical Occupancy %
Chandler - AZ	5/17/2022	58%	75%
Newark - DE	4/26/2022	27%	56%
Portland - OR	3/31/2022	51%	81%
Levittown - PA	4/26/2022	31%	74%
Cambridge - ONT	12/20/2022	60%	73%

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

The following table summarizes our investments in unconsolidated real estate ventures as of December 31, 2022:

					Carrying Value of Investment
	Location	Date Real Estate Venture Acquired Land	Real Estate Venture Status	Equity Ownership %	December 31, 2022	December 31, 2021
Toronto	Toronto, Ontario	April 2021	Under development	50%	$3,820,955	$3,750,217
Toronto II	Toronto, Ontario	December 2021	Under development	50%	5,706,395	5,882,143
					$9,527,350	$9,632,360

Development costs are currently expected to be approximately CAD $18 million for the Toronto Property and approximately CAD $25 million for the Toronto II Property, and are expected to be funded with debt proceeds and capital contributions from the JV partners. We expect development on these properties to be completed in the second half of 2024.

Subsequent Acquisitions

Edmonton Property

On January 31, 2023, we, through an indirect, wholly-owned subsidiary of our Operating Partnership, acquired a self storage facility located in Edmonton, Alberta, Canada (the “Edmonton Property”) from an unaffiliated third party. The purchase price for the Edmonton Property was approximately CAD $15.0 million, plus closing costs and an acquisition fee, which was funded by a draw on the SmartStop Delayed Draw Mezzanine Loan.

North York Property

On January 31, 2023, we, through an indirect, wholly-owned subsidiary of our Operating Partnership, acquired a self storage facility located in North York in the City of Toronto, Ontario, Canada (the “North York Property”) from an unaffiliated third party. The purchase price for the North York Property was approximately CAD $50.5 million, plus closing costs and an acquisition fee, which was funded by proceeds from our Public Offering, the National Bank - North York Loan and the proceeds of our Sponsor's preferred equity investment in our Operating Partnership.

Bradenton Expansion Land

On February 16, 2023, we, through an indirect, wholly-owned subsidiary of our Operating Partnership, acquired a parcel of land adjacent to our property in Bradenton, Florida (the “Brandenton Expansion Land”) from an unaffiliated third party. The purchase price for the Bradenton Expansion Land was approximately $1.4 million, plus closing costs and acquisition fees, which was funded by proceeds from our Public Offering. We intend to expand our current self storage property on the Bradenton Expansion Land.

Acquisition of Dorval Property

On February 21, 2023, we (through our subsidiaries) and SmartCentres (through its subsidiaries) acquired a tract of land located in Dorval, Quebec (the “Dorval Land”) from an unaffiliated third party. The Dorval Land is owned by a limited partnership in which we (through our subsidiaries) and SmartCentres (through its subsidiaries) are each a 50% limited partner and each have an equal ranking general partner. At closing, we (through our subsidiaries) subscribed for 50% of the units of the limited partnership at an agreed upon subscription price of approximately CAD $3.0 million, representing a contribution equivalent to 50% of the purchase price of the Dorval Land. The contribution was funded with proceeds from our Public Offering. We expect that the limited partnership will develop the Dorval Land and build a self storage facility (the “Dorval Property”). The project is expected to be funded with debt proceeds.

ITEM 3. LEGAL PROCEEDINGS

(a)
From time to time, we are party to legal, regulatory and other proceedings that arise in the ordinary course of our business. In accordance with applicable accounting guidance, management accrues an estimated liability when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. We are not aware of any such proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition.
(b)
None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of March 17, 2023, we had approximately 10,914,899 shares of Class P common stock outstanding, approximately 2,031,954 shares of Class A common stock outstanding, approximately 3,615,939 shares of Class T common stock outstanding and approximately 376,236 shares of Class W common stock outstanding, held by a total of approximately 2,200 stockholders of record.

There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. We are currently selling Class A shares of our common stock to the public at a price of $10.33 per share, Class T shares of our common stock to the public at a price of $10.00 per share, and Class W shares of our common stock to the public at a price of $9.40. We are currently selling Class A shares, Class T shares, and Class W shares at a price of approximately $9.81 per share for Class A shares, $9.50 per share for Class T shares and $9.40 per share for Class W shares pursuant to our distribution reinvestment plan. Additionally, we provide discounts in our Public Offering for certain categories of purchasers, including based on volume discounts. Pursuant to the terms of our charter, certain restrictions are imposed on the ownership and transfer of shares.

Unless and until our shares are listed for trading on a national securities exchange, it is not expected that a public market for our shares will develop. To assist fiduciaries of plans subject to the annual reporting requirements of ERISA and account trustees or custodians to prepare reports relating to an investment in our shares, we intend to provide reports of our quarterly and annual determinations of the current value of our net assets per outstanding share to those fiduciaries (including account trustees and custodians) who identify themselves to us and request the reports.

Determination of Estimated Per Share Net Asset Value

As required by recent amendments to rules promulgated by FINRA, we expect to disclose an estimated per share value of our shares based on a valuation no later than 150 days following the second anniversary of the date we commenced the Public Offering, although we may determine to provide an estimated per share value based upon a valuation earlier than presently anticipated. When determining the estimated value per share, there are currently no SEC, federal and state rules that establish requirements specifying the methodology to employ in determining an estimated value per share; provided, however, that the determination of the estimated value per share must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert or service and must be derived from a methodology that conforms to standard industry practice. The valuations will be estimates and consequently should not be viewed as an accurate reflection of the fair value of our investments nor will they represent the amount of net proceeds that would result from an immediate sale of our assets.

With respect to any estimate of the value of our common stock, there can be no assurance that the estimated value, or method used to estimate value, would be sufficient to enable an ERISA fiduciary or an IRA custodian to comply with the ERISA or other regulatory requirements. The DOL or the IRS may determine that a plan fiduciary or an IRA custodian is required to take further steps to determine the value of our shares.

Distributions

We elected to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Code beginning with the taxable year ended December 31, 2021. By qualifying as a REIT, we generally will not be subject to U.S. federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to U.S. federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT and intend to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for U.S. federal income tax purposes.

For income tax purposes, distributions to common stockholders are characterized as ordinary dividends, capital gain dividends, or as nontaxable distributions. To the extent that we make a distribution in excess of our current or accumulated earnings and profits, the distribution will be a non-taxable return of capital, reducing the tax basis in each U.S. stockholder’s shares, and the amount of each distribution in excess of a U.S. stockholder’s tax basis in its shares will be taxable as gain realized from the sale of its shares. For 2021 and 2022 all of our cash distributions constituted non-taxable returns of capital.

The following table shows the distributions we have paid in cash and through our distribution reinvestment plan for the years ended December 31, 2022 and 2021:

Quarter	OP Unit Holders	Common Stockholders	Distributions Declared per Common Share (1)
1st Quarter 2021	$-	$-	$0.03	(2)
2nd Quarter 2021	$45,941	$50,100	$0.13
3rd Quarter 2021	$69,325	$262,471	$0.13
4th Quarter 2021	$68,603	$470,424	$0.13
1st Quarter 2022	$67,845	$673,188	$0.13
2nd Quarter 2022	$78,538	$1,496,326	$0.15
3rd Quarter 2022	$83,211	$1,865,215	$0.15
4th Quarter 2022	$84,128	$2,177,249	$0.16

(1)
Declared distributions are paid monthly in arrears.
(2)
Distributions in the first quarter of 2021 were declared for the month of March only.

The following shows our distributions and the sources of such distributions for the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022		Year Ended December 31, 2021
Distributions paid in cash — common stockholders	$3,667,288		$453,837
Distributions paid in cash — Operating Partnership unitholders	313,722		183,869
Distributions reinvested	2,544,690		329,158
Total distributions	$6,525,700		$966,864
Source of distributions
Cash flows provided by operations	$—	0.0%	$—	0.0%
Proceeds from offerings	3,981,010	61.0%	637,706	66.0%
Offering proceeds from distribution reinvestment plan	2,544,690	39.0%	329,158	34.0%
Total sources	$6,525,700	100.0%	$966,864	100.0%

The payment of distributions from sources other than cash flows from operations may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

Over the long-term, we expect that a greater percentage of our distributions will be paid from cash flows from operations. However, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including our ability to invest capital at favorable yields, the financial performance of our investments in the current real estate and financial environment and the types and mix of investments in our portfolio. As a result, future distributions declared and paid may exceed cash flow from operations.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides details of our Employee and Director Long-Term Incentive Plan as of December 31, 2022, under which shares of our Class A common stock are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	$-	$-	$1,579,745
Equity Compensation Plans Not Approved by Security Holders	-	-	-
Total	$-	$-	$1,579,745

(1)
The total number of shares of our common stock reserved for issuance under the plan is equal to 10% of our outstanding shares of common stock at any time, net of any shares already issued under the plan, but not to exceed 10,000,000 shares in the aggregate. At this time, we have no plans to issue any awards under our Employee and Director Long-Term Incentive Plan, except for the granting of restricted stock to our independent directors. As of December 31, 2022, we had approximately 15,872,451 in outstanding shares of common stock.

Recent Sales of Unregistered Securities

On June 16, 2022, we issued 1,250 shares of restricted Class A common stock to each of Stephen G. Muzzy and Alexander S. Vellandi for their services as our independent directors. The issuance of these securities was exempt from the registration requirements pursuant to Section 4(a)(2) of the Securities Act.

Use of Proceeds from Registered Securities

On March 17, 2022, our Public Offering (SEC File No. 333-256598) for a maximum of $1,095,000,000 in shares of common stock, consisting of up to $1 billion in shares of our common stock for sale to the public and up to $95,000,000 in shares for sale pursuant to our distribution reinvestment plan, was declared effective by the SEC. As of December 31, 2022, we had sold approximately 1.8 million Class A Shares for gross proceeds of approximately $18.1 million, approximately 3.0 million Class T Shares for gross proceeds of approximately $30.0 million and approximately 0.2 million Class W shares for gross proceeds of approximately $2.3 million in our Public Offering. From this amount, we incurred approximately $4.5 million in selling commissions and dealer manager fees (of which approximately $2.4 million was re-allowed to third party broker-dealers), and approximately $2.2 million in organization and offering costs.

With the net offering proceeds and debt, we acquired approximately $260.8 million in self storage facilities and made other payments reflected under “Cash Flows from Financing Activities” in our consolidated statements of cash flows included in this report.

Redemption Program

Our share redemption program enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our publicly filed documents. As of December 31, 2022, approximately $2.9 million of common stock was available for redemption and none was included in accrued expenses and other liabilities as of December 31, 2022 as no stockholders had requested redemptions. During the years ended December 31, 2022 and 2021, there were no redemption requests or shares redeemed.

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) That May Yet to be Purchased Under the Plans or Programs
October 31, 2022	—	$—	—	98,520
November 30, 2022	—	—	—	98,520
December 31, 2022	—	—	—	98,520

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial data contained within this Form 10-K, and our accompanying consolidated financial statements and notes thereto. See also “Cautionary Note Regarding Forward Looking Statements” preceding Part I.

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

On February 26, 2021, pursuant to a confidential private placement memorandum, we commenced a private offering of up to $200,000,000 in shares of our common stock and $20,000,000 shares of common stock pursuant to our distribution reinvestment plan. Please see Note 1 of the Notes to the Consolidated Financial Statements contained elsewhere in this report for additional information. The primary portion of our private offering was terminated on March 17, 2022. We received approximately $100.7 million in offering proceeds from the sale of our common stock pursuant to the private offering. Through our distribution reinvestment plan, we have issued approximately 0.3 million Class P shares for gross proceeds of approximately $2.6 million.

In connection with the Public Offering, defined below, we filed articles of amendment to our Charter (the “Articles of Amendment”) and articles supplementary to our Charter (the “Articles Supplementary”). Following the filing of the Articles of Amendment and the Articles Supplementary, we authorized 30,000,000 shares of common stock designated as Class P shares, 300,000,000 shares of common stock designated as Class A shares, 300,000,000 shares of common stock designated as Class T shares, and 70,000,000 shares of common stock designated as Class W shares. Any common stock sold in the Private Offering were redesignated as Class P common stock upon the filing of the Articles of Amendment. On May 28, 2021, we filed a Form S-11 Registration Statement, which was subsequently amended, with the Securities and Exchange Commission (“SEC”) to register a maximum of $1,000,000,000 in shares of Class A, Class T, and Class W common stock for sale to the public (the “Primary Offering”) and $95,000,000 in shares of Class A, Class T, and Class W common stock for sale pursuant to our distribution reinvestment plan (collectively, the “Public Offering”). On March 17, 2022, the SEC declared our registration statement effective. As of December 31, 2022, approximately 1.8 million Class A shares, approximately 3.0 million Class T shares and approximately 0.2 million Class W shares had been sold in the Public Offering for gross offering proceeds of approximately $18.1 million, approximately $30.0 million and approximately $2.3 million, respectively. Through our distribution reinvestment plan, we have issued approximately 10,000 Class A shares, approximately 17,000 Class T shares and approximately 2,000 Class W shares for gross proceeds of approximately $0.3 million.

We have invested the net proceeds from our Private Offering and Public Offering primarily in self storage facilities consisting of both income-producing and growth properties located in the United States and Canada. As of December 31, 2022, we owned 15 operating self storage properties located in seven states (Arizona, Delaware, Florida, Nevada, Oregon, Pennsylvania and Washington) and the Greater Toronto Area, as well as 50% equity interests in two unconsolidated real estate ventures located in the Greater Toronto Area that are intended to be developed into self storage facilities, with subsidiaries of SmartCentres Real Estate Investment Trust (“SmartCentres”) owning the other 50% of such entity.

As of December 31, 2022, our self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)		Rental Income %(4)
Arizona	4	2,840	374,200	29%	82%	(5)	31%
Delaware	1	830	80,700	6%	56%	(5)	5%
Florida	4	2,235	264,350	20%	90%		23%
Nevada	1	335	51,900	4%	91%		6%
Oregon	1	520	56,200	4%	81%	(5)	5%
Pennsylvania	1	810	78,000	6%	74%	(5)	7%
Washington	1	1,090	100,000	8%	86%		8%
Ontario	2	2,155	300,000	23%	79%	(5)	15%
	15	10,815	1,305,350	100%	82%		100%

(1)
Includes all rentable units, consisting of storage units and parking units (approximately 585 units).

(2)
Includes all rentable square feet consisting of storage units and parking units (approximately 167,600 square feet).
(3)
Represents the occupied square feet of all facilities we owned in a state divided by total rentable square feet of all the facilities we owned in such state as of December 31, 2022.
(4)
Represents rental income for all facilities we own in a state divided by our total rental income for the month ended December 31, 2022.
(5)
The Chandler, Newark, Portland, Levittown and Cambridge properties are newly constructed or lease-up properties. The aforementioned properties' occupancy as of their respective acquisition dates and as of December 31, 2022 are as follows:

Property	Acquisition Date	Initial Occupancy %	December 31, 2022 Physical Occupancy %
Chandler - AZ	5/17/2022	58%	75%
Newark - DE	4/26/2022	27%	56%
Portland - OR	3/31/2022	51%	81%
Levittown - PA	4/26/2022	31%	74%
Cambridge - ONT	12/20/2022	60%	73%

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

The following table summarizes our investments in unconsolidated real estate ventures as of December 31, 2022:

	Location	Date Real Estate Venture Acquired Land	Real Estate Venture Status	Equity Ownership %	Approx. Units at Completion	Approx. Sq. Ft. (net) at Completion
Toronto	Toronto, Ontario	April 2021	Under Development	50%	1,200	98,500
Toronto II	Toronto, Ontario	December 2021	Under Development	50%	1,500	121,500
					2,700	220,000

Development costs are currently expected to be approximately CAD $18 million for the Toronto Property and approximately CAD $25 million for the Toronto II Property, and are expected to be funded with debt proceeds and capital contributions from the JV partners. We expect development on these properties to be completed in the second half of 2024.

Industry Outlook

Self storage industry fundamentals remain strong relative to historical operating levels, with many properties operating at optimal revenue-producing occupancy. Additionally, favorable industry dynamics have resulted in above average pricing power for self storage operators. Operators are able to achieve high same-store occupancy levels through a diverse base of customer demand from individuals as well as businesses. As of the end of the second quarter of 2022, according to the 2023 Self Storage Almanac, the industry average occupancy was 93.4%. As of December 31, 2022, the U.S. listed REITs averaged ending same-store occupancy of 92.1%. While these occupancy levels are down from the prior year, they are above historical averages. Additionally, the self storage industry maintained strong occupancy and revenue growth throughout the height of the COVID-19 pandemic and in the time that has followed, exemplifying how the fundamentals of self storage can continue to capture demand in the face of a variety of a challenging operating environment. Based on these favorable supply and demand dynamics, we believe that disciplined self storage operators will generate revenue growth in the near term and will continue to drive revenue through various economic cycles. Likewise, we expect moderate growth in new supply through 2024. We believe that overhead costs and maintenance capital expenditures are considerably lower in the self storage industry as compared to other real estate sectors, and as a result of that strong operating leverage, self storage companies are able to achieve comparatively higher operating and cash flow margins. We expect elevated property tax increases in our sector in the coming years and expense growth resulting from increases in employee costs, property insurance and property taxes in 2023, to be partially offset by operating efficiencies gained from leveraging technology and solar initiatives. Even with these offsets, we believe the sector will see above-historical average same store expense increases in the near term.

Critical Accounting Policies and Estimates

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

Real Estate Acquisition Valuation

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

Real Property Asset Valuation

The majority of our assets, other than cash and cash equivalents, consist of long-lived real estate assets as well as intangible assets related to our acquisitions. We evaluate such assets for impairment based on events and changes in circumstances that may arise in the future and that may impact the carrying amounts of our long-lived assets, including those held through joint ventures. When indicators of potential impairment are present, we will assess the recoverability of the particular asset by determining whether the carrying value of the asset will be recovered, through an evaluation of the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. This evaluation is based on a number of estimates and assumptions. Based on this evaluation, if the expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived asset and recognize an impairment loss. Our evaluation of the impairment of long-lived assets could result in a materially different presentation of the financial statements or materially different amounts being reported in the financial statements, as the amount of impairment loss recognized, if any, may vary based on the estimates and assumptions we use.

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

Consolidation Considerations

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

Current Market and Economic Conditions

Our rental revenue and operating results depend significantly on the demand for self storage space. Due to the COVID-19 pandemic, our Property Manager adjusted its policies to meet the needs of our customers and employees, while striving to create a safe environment for everyone at our properties. Additionally, our Property Manager expanded our options for customers to rent units via contactless means, including directly through our website and call center.

The challenges associated with the COVID-19 pandemic were partially offset by other trends that helped maintain the demand for self storage. The broader shift of people working from home, elevated migration patterns and strength in the housing market helped drive continued growth in self storage demand.

Recently, the broader economy began experiencing increased levels of inflation, higher interest rates, tightening monetary and fiscal policies and a slowdown in home price appreciation and new home sales. This could result in less discretionary spending, weakening consumer balance sheets and reduced demand for self storage. However, demand for the self storage sector is dynamic with drivers that function in a multitude of economic environments, both cyclically and counter-cyclically. Demand for self storage tends to be needs-based, with numerous factors that lead customers to renting and maintaining storage units.

In addition to the sector’s numerous historical demand drivers, one demand driver that increased substantially during the COVID-19 pandemic is the trend towards working from home, or hybrid work environment. We believe the need for work space in residences will continue to be a driver of storage demand in 2023 and going forward, which could partially offset a potential reduction in population migration caused by a softening housing market.

In 2022, the Federal Reserve began increasing its targeted range for the federal funds rate, leading to increased interest rates. This approach to monetary policy was mirrored by other central banks across the world, to similar effect. We currently have fixed interest rates for some of our loans, either directly or indirectly through our use of interest rate hedges. The rise in overall interest rates has caused an increase in our variable rate borrowing costs and our overall cost of capital, resulting in an increase in net interest expense. Capitalization rates on acquisitions have not increased at the same magnitude as interest rates. These factors may limit our ability to acquire self storage properties in an as accretive manner going forward.

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

On March 10, 2021, we commenced formal operations and we acquired our first six self storage properties during 2021. As of December 31, 2022 and 2021, we owned 15 and six self storage facilities, respectively.

Our operating results for the year ended December 31, 2022 include full period results for six self storage facilities, and partial period results for nine properties acquired during 2022. Our operating results for the year ended December 31, 2021 include partial period results for the six properties acquired during 2021. As such, we believe there is little basis for comparison between the year ended December 31, 2022 and 2021. Operating results in future periods will depend on the results of operations of these properties and the real estate properties that we acquire in the future.

Comparison of the Years Ended December 31, 2022 and 2021

Total Revenues

Total revenues for the years ended December 31, 2022 and 2021 were approximately $8.8 million and approximately $1.3 million, respectively. The increase in total revenue is primarily attributable to a full period of operations for six properties and partial period of operations for nine properties acquired during 2022, compared to partial period of operations for six properties acquired during 2021 and the lease-up of our non-stabilized properties. We expect total revenues to increase in the future commensurate with our future acquisition activity and as our newly acquired properties increase occupancy and rates.

Property Operating Expenses

Property operating expenses for the years ended December 31, 2022 and 2021 were approximately $3.8 million and approximately $0.6 million, respectively. Property operating expenses include the costs to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses is primarily attributable to a full period of operations for six properties and partial period of operations for nine properties acquired during 2022, compared to partial period of operations for six properties acquired during 2021. We expect property operating expenses to increase in the future as our operational activity increases but decrease as a percentage of total revenues as we lease-up our non-stabilized properties.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the years ended December 31, 2022 and 2021 were approximately $1.9 million and approximately $0.3 million, respectively. Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses – affiliates is primarily attributable to a full period of operations for six properties and partial period of operations for nine properties acquired during 2022, compared to partial period of operations for six properties acquired during 2021. We expect property operating expenses – affiliates to increase in the future as our operational activity increases.

General and Administrative Expenses

General and administrative expenses for the years ended December 31, 2022 and 2021 were approximately $2.3 million and approximately $0.8 million, respectively. General and administrative expenses consist primarily of legal expenses, directors’ and officers’ insurance, transfer agent fees, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors related costs. The increase in general and administrative expenses is primarily attributable to an increase in costs commensurate with the increase in our operational activity. We expect general and administrative expenses to increase in the future as our operational activity increases, but decrease as a percentage of total revenue.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the years ended December 31, 2022 and 2021 were approximately $6.6 million and approximately $0.9 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The increase in depreciation and amortization expense is primarily attributable to a full period of operations for six properties and partial period of operations for nine properties acquired during 2022, compared to partial period of operations for six properties acquired during 2021. We expect depreciation and amortization expense to increase in future periods commensurate with our future acquisition activity.

Acquisition Expenses – Affiliates

Acquisition expenses – affiliates for the years ended December 31, 2022 and 2021 were approximately $0.6 million and approximately $0.4 million, respectively. Acquisition expenses primarily relate to the costs associated with our potential acquisitions prior to the acquisitions becoming probable in accordance with our capitalization policy. We expect acquisition expenses - affiliates to fluctuate in the future commensurate with our acquisition activity.

Other Property Acquisition Expenses

Other property acquisition expenses for the years ended December 31, 2022 and 2021 were approximately $0.9 million and approximately $1.0 million, respectively. Acquisition expenses primarily relate to the costs associated with our potential acquisitions prior to the acquisitions becoming probable in accordance with our capitalization policy. We expect other property acquisition expenses to fluctuate in the future commensurate with our acquisition activity.

Interest Expense

Interest expense for the years ended December 31, 2022 and 2021 was approximately $4.9 million and approximately $0.6 million, respectively. Interest expense consists of interest incurred on the loans related to our 15 self storage properties in 2022 compared to six properties in 2021. We expect interest expense to fluctuate in the future commensurate with our future debt level and interest rates.

Interest Expense – Debt Issuance Costs

Interest expense – debt issuance costs for the years ended December 31, 2022 and 2021 were approximately $1.1 million and approximately $0.1 million, respectively. Interest expense – debt issuance costs reflects the amortization of fees incurred in connection with obtaining financing. The increase is primarily related to new debt obtained in conjunction with properties acquired during 2022 and the write off of approximately $0.3 million in debt issuance cost related to the Huntington Credit Facility in accordance with GAAP. We expect interest expense – debt issuance costs to increase commensurate with our future financing activity.

Foreign currency adjustment

Foreign currency adjustment for the years ended December 31, 2022 and 2021 was approximately $1.1 million and approximately $0.2 million, respectively. Foreign currency adjustment consists of changes in foreign currency related to our net investments in unconsolidated real estate ventures, not classified as long term in accordance with GAAP. We expect foreign currency adjustment to change in the future based upon changes in exchange rates, as well as future net investments in real estate in currencies other than United States dollars.

Year Ended December 31, 2021

The results of operations and cash flows for the year ended December 31, 2021 were included in our Registration Statement on Form S-11 (SEC Registration No. 333-256598) which was filed with the SEC on March 4, 2022.

Liquidity and Capital Resources

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the years ended December 31, 2022 and 2021 is as follows:

	Year Ended
	December 31, 2022	December 31, 2021	Change
Net cash flow provided by (used in):
Operating activities	$(4,615,238)	$(2,963,793)	$(1,651,445)
Investing activities	(190,683,955)	(66,686,996)	(123,996,959)
Financing activities	199,037,578	74,231,548	124,806,030

Cash flows used in operating activities for the years ended December 31, 2022 and 2021 were approximately $4.6 million and approximately $3.0 million, respectively, a change of approximately $1.6 million. The increase in cash used in our operating activities is primarily the result of increased acquisitions of lease up and non stabilized properties.

Cash flows used in investing activities for the years ended December 31, 2022 and 2021 were approximately $190.7 million and approximately $66.7 million, respectively, a change of approximately $124.0 million. The increase in cash used in our investing activities is primarily the result of cash used for the purchase of real estate.

Cash flows provided by financing activities for the years ended December 31, 2022 and 2021 were approximately $199.0 million and approximately $74.2 million, respectively, a change of approximately $124.8 million. The increase in cash provided by our financing activities is primarily the result of an increase in net proceeds raised from our Offering of approximately $53.2 million and a $74.8 million increase in net debt proceeds used to acquire real estate.

Short-Term Liquidity and Capital Resources

Our liquidity needs consist primarily of our property operating expenses, general and administrative expenses, debt service payments, capital expenditures, property acquisitions, potential development costs related to our joint venture investments and distributions to our stockholders and limited partners in our Operating Partnership, as necessary to maintain our REIT qualification. We generally expect that we will meet our short-term liquidity requirements from the combination of proceeds from our Primary Offering, proceeds from secured and unsecured financing from banks or other lenders and net cash provided from property operations.

Volatility in the debt and equity markets and continued and/or further impact of COVID-19, inflation and other economic events will depend on future developments, which are highly uncertain. While we do not expect such events to have a material impact upon our liquidity in the short-term, continued uncertainty or deterioration in the debt and equity markets over an extended period of time could potentially impact our liquidity over the long-term.

Distribution Policy and Distributions

We commenced paying distributions to our stockholders in March 2021 and intend to continue to pay regular distributions to our stockholders. From the commencement of paying cash distributions in March 2021, 100% of our cash distributions have been paid from the net proceeds of our Private Offering and our Public Offering. Until we are generating operating cash flow sufficient to fund distributions to our stockholders, we may decide to make stock distributions or to make distributions using a combination of stock and cash, or to fund some or all of our distributions from the proceeds of our private offering, proceeds of our Public Offering or from borrowings in anticipation of future cash flow, which may reduce the amount of capital we ultimately invest in properties. Because substantially all of our operations will be performed indirectly through our Operating Partnership, our ability to pay distributions depends in large part on our Operating Partnership’s ability to pay distributions to its partners, including to us. In the event we do not have enough cash from operations to fund cash distributions, we may borrow, issue additional securities or sell assets in order to fund the distributions or make the distributions out of net proceeds from our Public Offering. Therefore, it is likely that some or all of the distributions that we make will represent a return of capital to stockholders, at least in the first few years of operation. Though we have no present intention to make in-kind distributions, we are authorized by our charter to make in-kind distributions of readily marketable securities, distributions of beneficial interests in a liquidating trust established for our dissolution and the liquidation of our assets in accordance with the terms of the charter or distributions that meet all of the following conditions: (a) our board of directors advises each stockholder of the risks associated with direct ownership of the property; (b) our board of directors offers each stockholder the election of receiving such in-kind distributions; and (c) in-kind distributions are only made to those stockholders who accept such offer.

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

The following shows our distributions and the sources of such distributions for the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022		Year Ended December 31, 2021
Distributions paid in cash — common stockholders	$3,667,288		$453,837
Distributions paid in cash — Operating Partnership unitholders	313,722		183,869
Distributions reinvested	2,544,690		329,158
Total distributions	$6,525,700		$966,864
Source of distributions
Cash flows provided by operations	$—	0.0%	$—	0.0%
Proceeds from offerings	3,981,010	61.0%	637,706	66.0%
Offering proceeds from distribution reinvestment plan	2,544,690	39.0%	329,158	34.0%
Total sources	$6,525,700	100.0%	$966,864	100.0%

From our inception through December 31, 2022, we have paid cumulative distributions of approximately $7.5 million, as compared to cumulative net loss attributable to our common stockholders of approximately $16.7 million.

For the year ended December 31, 2022, we paid distributions of approximately $6.5 million, as compared to a net loss attributable to our common stockholders of approximately $13.7 million. Net loss attributable to our common stockholders for the year ended December 31, 2022, reflects non-cash depreciation and amortization of approximately $6.6 million and acquisition related expenses of approximately $1.4 million.

For the year ended December 31, 2021, we paid distributions of approximately $1.0 million, as compared to a net loss attributable to our common stockholders of approximately $3.0 million. Net loss attributable to our common stockholders for the year ended December 31, 2021 reflects non-cash depreciation and amortization of approximately $0.9 million and acquisition related expenses of approximately $1.3 million.

Indebtedness

As of December 31, 2022, our total indebtedness was approximately $157.2 million which included approximately $130.1 million of variable rate debt and approximately $28.3 million of fixed rate debt, less approximately $1.2 million in net debt issuance costs.

Long-Term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for property acquisitions, either directly or through entity interests, for the payment of operating expenses and distributions, and for the payment of principal and interest on our outstanding indebtedness.

Our material cash requirements from known contractual and other obligations primarily relate to the following, for which information on both a short-term and long-term basis is provided in the indicated notes to the consolidated financial statements:

•
Debt — Refer to Note 5 of the Notes to the Consolidated Financial Statements. Future cash payments for interest on debt over the next 12 months is approximately $10.8 million. Future cash payments for maturing debt over the next 12 months is approximately $35.5 million. We expect to meet these future obligations with a combination of proceeds from our Primary Offering, operations and future debt financing.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of December 31, 2022, our total indebtedness was approximately $157.2 million, which included approximately $130.1 million in variable rate debt and approximately $28.3 million in fixed rate debt, less approximately $1.2 million in net debt issuance costs. A change in interest rates on variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase by 100 basis points, the increase in interest would decrease future earnings and cash flows by approximately $1.3 million annually.

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

The following table summarizes future debt maturities and average interest rates on our outstanding debt as of December 31, 2022:

	Payments due during the years ended December 31,
	2023	2024	2025	2026	2027	Thereafter	Total
Variable rate debt	$35,000,000	$95,091,351	$—	$—	$—	$—	$130,091,351
Average interest rate(1)	7.12%	6.94%	N/A	N/A	N/A	N/A
Fixed rate debt (2)	$500,610	$5,744,640	$22,048,980	$—	$—	$—	$28,294,230
Average interest rate	5.50%	5.50%	6.18%	N/A	N/A	N/A

(1)
Interest expense for the variable rate debt was calculated based on the rate in effect on December 31, 2022.

(2)
The National Bank of Canada - Burlington Loan and National Bank of Canada - Cambridge Loan have variable rates, however, we entered into interest rate swap agreements that fix CDOR at 4.02% and 3.83%, respectively until the maturity of the loan.

Currently, our only foreign exchange rate risk comes from our investments in our Canadian joint ventures and the Canadian Dollar (“CAD”). As a result of fluctuations in currency exchange, our cash flows and results of operations could be affected.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data filed as part of this report are set forth below beginning on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our Chief Executive Officer (our Principal Executive Officer) and our Chief Financial Officer (our Principal Financial Officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2022, the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2022, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

we expect to file a definitive Proxy Statement for our 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instructions G(3) to Form 10-K and is incorporated by reference to the 2023 Proxy Statement. Only those sections of the 2023 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the 2023 Proxy Statement to be filed with the SEC.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the 2023 Proxy Statement to be filed with the SEC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the 2023 Proxy Statement to be filed with the SEC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the 2023 Proxy Statement to be filed with the SEC.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the 2023 Proxy Statement to be filed with the SEC.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
List of Documents Filed.
1.
The list of the financial statements contained herein is set forth on page F-1 hereof.
2.
Schedule III – Real Estate and Accumulated Depreciation is set forth beginning on page S-1 hereof. All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.
3.
The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index below.
(b)
See (a) 3 above.
(c)
See (a) 2 above.

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-K for the period ended December 31, 2022 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

1.1

Dealer Manager Agreement and Participating Dealer Agreement, incorporated by reference to Exhibit 1.1 to Pre-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, filed on March 15, 2022, Commission File No. 333-256598

1.2

Amendment No. 1 to Dealer Manager Agreement, dated October 25, 2022, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed on November 10, 2022, Commission File No. 333-256598

3.1

First Articles of Amendment and Restatement of Strategic Storage Trust VI, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11, filed on May 28, 2021, Commission File No. 333-256598

3.2

Amended and Restated Bylaws of Strategic Storage Trust VI, Inc., incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, filed on March 15, 2022, Commission File No. 333-256598

3.3

Articles of Amendment of Strategic Storage Trust VI, Inc., incorporated by reference to Exhibit 3.3 to Pre-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, filed on March 15, 2022, Commission File No. 333-256598

3.4

Articles Supplementary of Strategic Storage Trust VI, Inc., incorporated by reference to Exhibit 3.4 to Pre-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, filed on March 15, 2022, Commission File No. 333-256598

3.5

Second Articles of Amendment of Strategic Storage Trust VI, Inc., incorporated by reference to Exhibit 3.5 to Pre-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, filed on March 15, 2022, Commission File No. 333-256598

4.1

Form of Subscription Agreement and Subscription Agreement Signature Page (included as Appendix A to the prospectus), incorporated by reference to Supplement No. 8, dated October 24, 2022, to the Company’s prospectus dated March 17, 2022, Commission File No. 333-256598

10.1

Second Amended and Restated Limited Partnership Agreement of Strategic Storage Operating Partnership VI, L.P., incorporated by reference to Exhibit 10.1 to Pre-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, filed on March 15, 2022, Commission File No. 333-256598

10.2

Amended and Restated Advisory Agreement, incorporated by reference to Exhibit 10.2 to Pre-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, filed on March 15, 2022, Commission File No. 333-256598

10.3

Amended and Restated Distribution Reinvestment Plan, incorporated by reference to Exhibit 10.3 to Pre-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, filed on March 15, 2022, Commission File No. 333-256598

10.4

Employee and Director Long-Term Incentive Plan of Strategic Storage Trust VI, Inc., incorporated by reference to Exhibit 10.4 the Company’s Registration Statement on Form S-11, filed on May 28, 2021, Commission File No. 333-256598

10.5

Syndicated Term Loan Agreement with Huntington National Bank and the co-lenders party thereto, dated November 30, 2021, incorporated by reference to Exhibit 10.29 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on February 8, 2022, Commission File No. 333-256598

10.6

Promissory Note in favor of Huntington National Bank, dated November 30, 2021, incorporated by reference to Exhibit 10.30 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on February 8, 2022, Commission File No. 333-256598

10.7

Guaranty of Payment and Recourse Carve-Outs in favor of Huntington National Bank, dated November 30, 2021, incorporated by reference to Exhibit 10.31 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on February 8, 2022, Commission File No. 333-256598

10.8

Joinder Agreement and First Amendment to Loan Documents, dated December 30, 2021, incorporated by reference to Exhibit 10.32 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on February 8, 2022, Commission File No. 333-256598

10.9

Joinder Agreement and Second Amendment to Loan Documents, dated May 17, 2022, incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on May 17, 2022, Commission File No. 333-256598

10.10

Promissory Note in favor of Huntington National Bank, dated December 30, 2021, incorporated by reference to Exhibit 10.33 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on February 8, 2022, Commission File No. 333-256598

10.11

Mezzanine Loan Agreement with SmartStop OP, L.P., dated December 30, 2021, incorporated by reference to Exhibit 10.34 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on February 8, 2022, Commission File No. 333-256598

10.12

Promissory Note in favor of SmartStop OP, L.P., dated December 30, 2021, incorporated by reference to Exhibit 10.35 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on February 8, 2022, Commission File No. 333-256598

10.13

Guaranty of Recourse Obligations in favor of SmartStop OP, L.P., dated December 30, 2021, incorporated by reference to Exhibit 10.36 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on February 8, 2022, Commission File No. 333-256598

10.14

Omnibus First Amendment to Mezzanine Loan Documents, dated July 8, 2022, incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q, filed on August 8, 2022, Commission File No. 333-256598

10.15*	Omnibus Second Amendment to Mezzanine Loan Agreement with SmartStop OP, L.P., dated December 20, 2022

10.16*	Amended and Restated Promissory Note in favor of SmartStop OP, L.P., dated December 20, 2022

10.17

Syndicated Term Loan Agreement (Bridge Loan) with Huntington National Bank and the co-lenders party thereto, dated April 26, 2022, incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on May 2, 2022, Commission File No. 333-256598

10.18

Promissory Note (Bridge Loan) in favor of Huntington National Bank, dated April 26, 2022 incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed on May 2, 2022, Commission File No. 333-256598

10.19

Guaranty of Payment and Recourse Carve-Outs (Bridge Loan) in favor of Huntington National Bank, dated April 26, 2022, incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed on May 2, 2022, Commission File No. 333-256598

10.20

Non-Revolving Term Facility Credit Agreement in favor of National Bank of Canada, dated as of September 20, 2022, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 22, 2022, Commission File No. 333-256598

21.1*	Subsidiaries of Strategic Storage Trust VI, Inc.

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following Strategic Storage Trust VI, Inc. financial information for Year Ended December 31, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Equity and Temporary Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

104*	The cover page from the Strategic Storage Trust VI, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022, has been formatted in Inline XBRL.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STORAGE TRUST VI, INC. (Registrant)
Dated: March 22, 2023	By:	/s/ Matt F. Lopez
Matt F. Lopez Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ H. Michael Schwartz	Chairman of the Board of Directors, Chief Executive Officer, and President	March 22, 2023
H. Michael Schwartz	(Principal Executive Officer)

/s/ Matt F. Lopez	Chief Financial Officer and Treasurer	March 22, 2023
Matt F. Lopez	(Principal Financial and Accounting Officer)

/s/ Stephen G. Muzzy	Independent Director	March 22, 2023
Stephen G. Muzzy

/s/ Alexander S. Vellandi	Independent Director	March 22, 2023
Alexander S. Vellandi

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Strategic Storage Trust IV, Inc.

Ladera Ranch, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Strategic Storage Trust VI, Inc. (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive loss, equity and temporary equity, and cash flows for each of the years then ended, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2021.

Costa Mesa, California

March 22, 2023

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Real estate facilities:
Land	$50,188,659	$10,811,899
Buildings	200,161,251	61,778,581
Site improvements	10,489,181	2,766,245
	260,839,091	75,356,725
Accumulated depreciation	(5,093,282)	(597,090)
	255,745,809	74,759,635
Construction in process	347,308	86,987
Real estate facilities, net	256,093,117	74,846,622
Cash and cash equivalents	7,148,771	3,934,933
Restricted cash	642,773	645,826
Investments in unconsolidated real estate ventures (Note 4)	9,527,350	9,632,360
Other assets, net	3,255,785	797,285
Intangible assets, net of accumulated amortization	3,077,123	1,014,552
Total assets	$279,744,919	$90,871,578
LIABILITIES, TEMPORARY EQUITY AND EQUITY
Secured debt, net	$157,169,423	$47,856,858
Accounts payable and accrued liabilities	4,102,652	1,194,900
Distributions payable	827,919	225,507
Due to affiliates	1,709,807	725,621
Total liabilities	163,809,801	50,002,886
Commitments and contingencies (Note 8)
Redeemable common stock	2,873,848	329,158
Equity:
Strategic Storage Trust VI, Inc.:
Preferred Stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at December 31, 2022 and December 31, 2021	—	—
Class P Common stock, $0.001 par value; 30,000,000 shares authorized; 10,841,745 and 5,062,804 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	10,842	5,063
Class A Common stock, $0.001 par value; 300,000,000 shares authorized; 1,766,539 and no shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	1,767	—
Class T Common stock, $0.001 par value; 300,000,000 shares authorized; 3,015,798 and no shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	3,016	—
Class W Common stock, $0.001 par value; 70,000,000 shares authorized; 248,369 and no shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	248	—
Additional paid-in capital	134,820,961	40,737,265
Distributions	(7,793,929)	(985,132)
Accumulated deficit	(16,727,700)	(2,985,345)
Accumulated other comprehensive loss	(61,416)	—
Total Strategic Storage Trust VI, Inc. equity	110,253,789	36,771,851
Noncontrolling interests in our Operating Partnership	2,807,481	3,767,683
Total equity	113,061,270	40,539,534
Total liabilities, temporary equity and equity	$279,744,919	$90,871,578

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021
Revenues:
Self storage rental revenue	$8,698,972	$1,245,751
Ancillary operating revenue	91,035	20,021
Total revenues	8,790,007	1,265,772
Operating expenses:
Property operating expenses	3,835,556	628,189
Property operating expenses – affiliates	1,899,807	274,787
General and administrative	2,289,610	764,130
Depreciation	4,526,912	603,413
Intangible amortization expense	2,064,048	320,576
Acquisition expense – affiliates	573,899	353,511
Other property acquisition expenses	874,679	957,517
Total operating expenses	16,064,511	3,902,123
Operating loss	(7,274,504)	(2,636,351)
Other income (expense):
Interest expense	(4,865,029)	(608,432)
Interest expense – debt issuance costs	(1,097,941)	(137,825)
Equity in loss of unconsolidated affiliate	—	(57,104)
Other	2	(136)
Foreign currency adjustment	(1,142,611)	(174,463)
Net loss	(14,380,083)	(3,614,311)
Net loss attributable to the noncontrolling interests in our Operating Partnership	637,728	628,966
Net loss attributable to Strategic Storage Trust VI, Inc. common stockholders	$(13,742,355)	$(2,985,345)
Net loss per Class P share—basic and diluted	$(1.17)	$(1.52)
Net loss per Class A share—basic and diluted	$(1.17)	$—
Net loss per Class T share—basic and diluted	$(1.17)	$—
Net loss per Class W share—basic and diluted	$(1.17)	$—
Weighted average Class P shares outstanding—basic and diluted	9,866,463	1,970,391
Weighted average Class A shares outstanding—basic and diluted	672,411	—
Weighted average Class T shares outstanding—basic and diluted	1,074,346	—
Weighted average Class W shares outstanding—basic and diluted	91,927	—

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2022	2021
Net loss	$(14,380,083)	$(3,614,311)
Other comprehensive loss:
Foreign currency translation adjustment	(191,438)	—
Interest rate swap contract gain	126,864	—
Other comprehensive loss	(64,574)	—
Comprehensive loss	(14,444,657)	(3,614,311)
Comprehensive loss attributable to noncontrolling interests:
Comprehensive loss attributable to the noncontrolling interests in our Operating Partnership	640,887	628,966
Comprehensive loss attributable to Strategic Storage Trust VI, Inc. common stockholders	$(13,803,770)	$(2,985,345)

See notes to consolidated financial statements.

Strategic Storage Trust VI, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND TEMPORARY EQUITY

	Common Stock
	Class P		Class A		Class T		Class W						Total
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Loss	Strategic Storage Trust VI, Inc. Equity	Noncontrolling Interests in our Operating Partnership	Total Equity	Redeemable Common Stock
Balance as of January 1, 2021	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Gross proceeds from issuance of common stock	5,026,902	5,027	—	—	—	—	—	—	47,072,631	—	—	—	47,077,658	7,000	47,084,658	—
Offering costs	—	—	—	—	—	—	—	—	(6,335,330)	—	—	—	(6,335,330)	—	(6,335,330)	—
Noncontrolling interest assumed in consolidation of Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	4,574,294	4,574,294	—
Changes to redeemable common stock	—	—	—	—	—	—	—	—	(329,158)	—	—	—	(329,158)	—	(329,158)	329,158
Distributions	—	—	—	—	—	—	—	—	—	(985,132)	—	—	(985,132)	—	(985,132)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	(184,645)	(184,645)	—
Issuance of shares for distribution reinvestment plan	35,902	36	—	—	—	—	—	—	329,122	—	—	—	329,158	—	329,158	—
Net loss attributable to Strategic Storage Trust VI, Inc.	—	—	—	—	—	—	—	—	—	—	(2,985,345)	—	(2,985,345)	—	(2,985,345)	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	(628,966)	(628,966)	—
Balance as of December 31, 2021	5,062,804	$5,063	—	$—	—	$—	—	$—	$40,737,265	$(985,132)	$(2,985,345)	$—	$36,771,851	$3,767,683	$40,539,534	$329,158

See notes to consolidated financial statements.

Strategic Storage Trust VI, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND TEMPORARY EQUITY (Continued)

	Common Stock
	Class P		Class A		Class T		Class W						Total
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Loss	Strategic Storage Trust VI, Inc. Equity	Noncontrolling Interests in our Operating Partnership	Total Equity	Redeemable Common Stock
Balance as of December 31, 2021	5,062,804	$5,063	—	$—	—	$—	—	$—	$40,737,265	$(985,132)	$(2,985,345)	$—	$36,771,851	$3,767,683	$40,539,534	$329,158
Gross proceeds from issuance of common stock	5,539,950	5,540	1,755,190	1,756	2,998,808	2,999	246,436	246	104,042,442	—	—	—	104,052,983	—	104,052,983	—
Offering costs	—	—	—	—	—	—	—	—	(10,004,238)	—	—	—	(10,004,238)	—	(10,004,238)	—
Reimbursement of offering cost by Advisor	—	—	—	—	—	—	—	—	23,165	—	—	—	23,165	—	23,165	—
Changes to redeemable common stock	—	—	—	—	—	—	—	—	(2,544,690)	—	—	—	(2,544,690)	—	(2,544,690)	2,544,690
Distributions	—	—	—	—	—	—	—	—	—	(6,808,797)	—	—	(6,808,797)	—	(6,808,797)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	(319,316)	(319,316)	—
Issuance of shares for distribution reinvestment plan	238,991	239	10,099	10	16,990	17	1,933	2	2,544,422	—	—	—	2,544,690	—	2,544,690	—
Issuance of restricted stock	—	—	1,250	1	—	—	—	—	—	—	—	—	1	—	1	—
Stock based compensation expense	—	—	—	—	—	—	—	—	22,595	—	—	—	22,595	—	22,595	—
Net loss attributable to Strategic Storage Trust VI, Inc.	—	—	—	—	—	—	—	—	—	—	(13,742,355)	—	(13,742,355)	—	(13,742,355)	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	(637,728)	(637,728)	—
Interest rate swap contracts	—	—	—	—	—	—	—	—	—	—	—	122,629	122,629	4,235	126,864	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(184,045)	(184,045)	(7,393)	(191,438)	—
Balance as of December 31, 2022	10,841,745	$10,842	1,766,539	$1,767	3,015,798	$3,016	248,369	$248	$134,820,961	$(7,793,929)	$(16,727,700)	$(61,416)	$110,253,789	$2,807,481	$113,061,270	$2,873,848

See notes to consolidated financial statements.

STrategic Storage Trust VI, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(14,380,083)	$(3,614,311)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	6,590,960	923,989
Amortization of debt issuance costs	1,097,941	137,825
Equity in loss of unconsolidated affiliate	—	57,104
Interest payment added to debt principal	—	197,980
Stock based compensation expense related to issuance of restricted stock	22,595	—
Unrealized foreign currency adjustment	1,142,611	174,463
Changes in operating assets and liabilities:
Other assets, net	(1,035,249)	(197,711)
Accounts payable and accrued liabilities	1,712,665	262,567
Due to affiliates	233,322	(905,699)
Net cash used in operating activities	(4,615,238)	(2,963,793)
Cash flows from investing activities:
Purchase of real estate facilities	(188,181,815)	(59,854,218)
Additions to real estate facilities	(1,453,968)	(285,123)
Deposits on acquisitions of real estate facilities	(548,970)	(468,616)
Investments in unconsolidated real estate ventures	(499,202)	(6,079,039)
Net cash used in investing activities	(190,683,955)	(66,686,996)
Cash flows from financing activities:
Proceeds from issuance of secured debt	140,603,502	48,662,500
Repayment of secured debt	(30,608,851)	(14,435,579)
Scheduled principal payments of secured debt	(123,981)	—
Prepaid debt issuance costs	(58,000)	—
Debt issuance costs	(1,481,549)	(875,467)
Gross proceeds from issuance of common stock	103,913,984	47,427,658
Proceeds from issuance of noncontrolling interest in our Operating Partnership	—	7,000
Offering costs	(9,226,517)	(5,916,858)
Distributions paid to common stockholders	(3,667,288)	(453,837)
Distributions paid to noncontrolling interest in our Operating Partnership	(313,722)	(183,869)
Net cash provided by financing activities	199,037,578	74,231,548
Impact of foreign exchange rate changes on cash and restricted cash	(527,600)	—
Net change in cash, cash equivalents and restricted cash	3,210,785	4,580,759
Cash, cash equivalents and restricted cash, beginning of year	4,580,759	—
Cash, cash equivalents and restricted cash, end of year	$7,791,544	$4,580,759
Supplemental disclosures and non-cash transactions:
Cash paid for interest	$3,345,009	$346,480
Real estate assumed in consolidation of Operating Partnership	$—	$16,284,439
Investment in unconsolidated real estate venture assumed in consolidation of Operating Partnership	$—	$3,711,918
Debt assumed in consolidation of Operating Partnership	$—	$14,237,599
Non controlling interest assumed in connection with consolidation of Operating Partnership	$—	$4,574,294
Distribution payable to noncontrolling interest in our Operating Partnership assumed in consolidation of Operating Partnership	$—	$22,594
Accounts payable, accrued liabilities and due to affiliate assumed in consolidation of Operating Partnership	$—	$1,318,303
Other assets assumed in consolidation of Operating Partnership	$—	$153,146
Real estate facilities in due to affiliates	$—	$327,646
Debt issuance costs in due to affiliates	$—	$68,000
Debt issuance costs in accounts payable and accrued liabilities	$26,940	$—
Proceeds from issuance of common stock in accounts payable and accrued liabilities	$(211,000)	$(350,000)
Offering costs included in accounts payable and accrued liabilities	$1,107,528	$352,972
Interest rate swap contract in Other Assets	$126,864	$—
Foreign currency translation adjustment	$191,438	$—
Issuance of shares pursuant to distribution reinvestment plan	$2,544,690	$329,158
Distributions payable to common stockholders	$798,955	$202,137
Distributions payable to noncontrolling interests in our Operating Partnership	$28,964	$23,370
Offering costs in due to affiliates	$—	$65,500
Real estate and construction in process in accounts payable and accrued liabilities	$553,438	$24,127
Deposits on acquisition of real estate facilities in due to affiliates	$751,460	$—
See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

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

Prior to the termination of our Private Offering, approximately 10.6 million shares of Class P common stock were sold for gross offering proceeds of approximately $100.7 million. As of December 31, 2022, approximately 1.8 million Class A shares, approximately 3.0 million Class T shares and approximately 0.2 million Class W shares had been sold in the Public Offering for gross offering proceeds of approximately $18.1 million, approximately $30.0 million and approximately $2.3 million, respectively. Through our distribution reinvestment plan, we have issued approximately 0.3 million Class P shares, approximately 10,000 Class A shares, approximately 17,000 Class T shares and approximately 2,000 Class W shares for gross proceeds of approximately $2.9 million.

We have invested the net proceeds from our Private Offering and Public Offering primarily in self storage facilities consisting of both income-producing and growth properties located in the United States and Canada. As of December 31, 2022, we owned 15 operating self storage properties located in seven states (Arizona, Delaware, Florida, Nevada, Oregon, Pennsylvania and Washington) and the Greater Toronto Area of Ontario, Canada. For more information, see Note 3 - Real Estate Facilities.

As of December 31, 2022, we owned 50% equity interests in two unconsolidated real estate ventures located in the Greater Toronto Area that are intended to be developed into self storage facilities, with subsidiaries of SmartCentres Real

Estate Investment Trust (“SmartCentres”) owning the other 50% of such entities. For more information, see Note 4 - Investment in Unconsolidated Real Estate Ventures.

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

On March 10, 2021, SmartStop OP, L.P. (“SmartStop OP”), an affiliate of our Sponsor and the operating partnership of SmartStop, contributed $5.0 million to our Operating Partnership, in exchange for 549,451 units of limited partnership interest in our Operating Partnership (the “OP Investment”). The OP Investment was made net of sales commissions and dealer manager fees, but without giving effect to the early investor discounts available to purchasers of shares in the Private Offering. At the effective time of the OP Investment, SmartStop OP was admitted as a limited partner to our Operating Partnership. As of December 31, 2022, we owned approximately 96.7% of the common units of limited partnership interest of our Operating Partnership. The remaining approximately 3.3% of the common units are owned by SmartStop OP.

On January 30, 2023, we, our Operating Partnership, and an affiliate of our Sponsor (the “Preferred Investor”) entered into a Series A Cumulative Redeemable Preferred Unit Purchase Agreement (the “Preferred Unit Purchase Agreement”) pursuant to which our Operating Partnership issued and sold to the Preferred Investor, and the Preferred Investor purchased 600,000 Series A Cumulative Redeemable Preferred Units of Limited Partnership Interest (the “Preferred Units”) at a liquidation preference of $25.00 per unit (the “Liquidation Amount”) in consideration for the Preferred Investor making a capital contribution to our Operating Partnership in an amount of $15 million (the “Preferred Investment”). See Note 11 – Subsequent Events.

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

Recent Market Conditions

Broad economic weakness, inflationary pressures, rising interest rates, geopolitical events, or other economic events could adversely impact our business, financial condition, liquidity and results of operations. However, the extent and duration to which our operations may be impacted is highly uncertain and cannot be predicted.

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

As of December 31, 2022, we had not entered into any other contracts/interests that would be deemed to be variable interests in VIEs other than our joint ventures with SmartCentres, which are accounted for under the equity method of accounting. Please see Note 4 - Investments in Unconsolidated Real Estate Ventures. Other than the entities noted above, we do not currently have any material relationships with unconsolidated entities or financial partnerships.

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

The value of the tangible assets, consisting of land and buildings, is determined as if vacant. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. We recorded approximately $4.1 million and $1.3 million in intangible assets to recognize the value of in-place leases related to our acquisitions during the years ended December 31, 2022 and 2021, respectively. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent.

Allocation of purchase price to acquisitions of facilities are allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available.

Acquisitions that do not meet the definition of a business, as defined under current GAAP, are accounted for as asset acquisitions. During the years ended December 31, 2022 and 2021, our acquisitions did not meet the definition of a business because substantially all of the fair value was concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) or because the acquisition did not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. As a result, once an acquisition is deemed probable, transaction costs are capitalized rather than expensed. During the years ended December 31, 2022 and 2021, our acquisitions did not meet the definition of a business, and we capitalized approximately $3.6 million and $0.7 million, respectively, of acquisition-related transaction costs.

During the years ended December 31, 2022 and 2021, we expensed approximately $1.4 million and $1.3 million, respectively, of acquisition-related transaction costs that did not meet our capitalization policy.

Evaluation of Possible Impairment of Long-Lived Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets, including those held through joint ventures, may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. For the years ended December 31, 2022 and 2021, no impairment losses were recognized.

Advertising Costs

Advertising costs are included in property operating expenses and general and administrative expenses, depending on the nature of the expense, in the accompanying consolidated statements of operations. These costs are expensed in the period in which the cost is incurred. The Company incurred advertising costs of approximately $0.7 million and $0.1 million for the years ended December 31, 2022 and 2021 respectively.

Revenue Recognition

Management believes that all of our leases are operating leases. Rental income is recognized in accordance with the terms of the leases, which generally are month-to-month. Revenues from any long-term operating leases will be recognized on a straight-line basis over the term of the lease. The excess of rents received over amounts contractually due pursuant to the underlying leases will be included in accounts payable and accrued liabilities in our consolidated balance sheet and contractually due but unpaid rent will be included in other assets. Additionally, we earn ancillary revenue by selling various moving and packing supplies such as locks and boxes. We recognize such revenue in the Ancillary operating revenue line within our consolidated statements of operations as the services are performed and as the goods are delivered.

Allowance for Doubtful Accounts

Tenant accounts receivable is reported net of an allowance for doubtful accounts. Management records a general reserve estimate based upon a review of the current status of tenant accounts receivable. It is reasonably possible that management’s estimate of the allowance will change in the future. As of December 31, 2022 and 2021, approximately $50,000 and $20,000 were recorded to allowance for doubtful accounts, respectively, and are included within other assets in the accompanying consolidated balance sheets.

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

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place leases. We are amortizing in-place leases on a straight-line basis over 18 months, the estimated average rental period for the leases. As of December 31, 2022 and 2021, the gross amounts allocated to in-place lease intangibles were approximately $5.5 million and $1.3 million, respectively, and accumulated amortization of in-place lease intangibles totaled approximately $2.4 million and $0.3 million, respectively.

The total estimated future amortization expense of intangible assets for the years ending December 31, 2023 and 2024 is approximately $2.7 million and $0.4 million, respectively.

Debt Issuance Costs

The net carrying value of costs incurred in connection with obtaining non revolving debt are presented on the consolidated balance sheets as a reduction of the related debt. Debt issuance costs are amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of December 31, 2022 and 2021, accumulated amortization of debt issuance costs related to non revolving debt totaled approximately $0.7 million and $0.1 million, respectively. For the years ended December 31, 2022 and 2021, we recorded amortization expense of approximately $1.1 million and $0.1 million, respectively, in debt issuance cost.

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

In addition, current accounting guidance requires, among other things, that financial instruments that represent a mandatory obligation of us to repurchase shares be classified as liabilities and reported at settlement value. For the year ended December 31, 2022 and 2021, we did not receive any redemption requests.

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

The table below summarizes our fixed rate notes payable at December 31, 2022 and 2021. The estimated fair value of financial instruments are subjective in nature and are dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate notes payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. These assumptions are considered level 2 inputs within the fair value hierarchy. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

	December 31, 2022		December 31, 2021
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Secured Debt	$4,500,000	$4,800,000	$4,850,000	$4,800,000

As of December 31, 2022, we had interest rate swaps to hedge our interest rate exposure (See Notes 5 – Debt and 6 – Derivative Instruments). The valuation of these instruments were determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. The analyses reflect the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including interest rate curves and implied volatilities. The fair value of the interest rate swaps were determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash payments.

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

Although we had determined that the majority of the inputs used to value our derivatives were within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivative utilized Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, through December 31,

2022, we had assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustment was not significant to the overall valuation of our derivative. As a result, we determined that our derivatives valuation in its entirety was classified in Level 2 of the fair value hierarchy.

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

Uncertain tax positions may arise where tax laws may allow for alternative interpretations or where the timing of recognition of income is subject to judgment. Under ASC Topic 740, tax positions are evaluated for recognition using a more–likely–than–not threshold, and those tax positions requiring recognition are measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of December 31, 2022 and 2021, the Company had no uncertain tax positions. As of December 31, 2022 and 2021, the Company had no interest or penalties related to uncertain tax positions. Income taxes payable are classified within accounts payable and accrued liabilities in the consolidated balance sheets. The tax year 2021 remains open to examination by the major taxing jurisdictions to which we are subject.

Concentration

No single self storage customer represents a significant concentration of our revenues. For the month of December 2022, approximately 31%, 23%, and 15% of our rental income was concentrated in Arizona, Florida, and the Greater Toronto

Area of Canada, respectively. Our properties within the aforementioned geographic areas are dispersed therein, operating in multiple different regions and sub-markets.

Segment Reporting

Our business is composed of one reportable segment: (i) self storage operations. Within our self storage operations segment, as of December 31, 2022 and 2021, approximately $54.6 million and none, respectively, of our assets relate to our operations in Canada. For the years ended December 31, 2022 and 2021 approximately $0.5 million and none, respectively, of our revenues in the self storage segment related to our operations in Canada.

Recently Issued Accounting Guidance

In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging- Portfolio Layer Method. The new guidance allows the last-of-layer method for hedging financial instruments. The last-of-layer method allows an entity to hedge its exposure to fair value changes due to changes in interest rates for a portion of the portfolio that is not expected to be affected by prepayments, defaults, and other events affecting the timing and amount of cash flows. The guidance in ASU 2022-01 are effective for fiscal years beginning after December 15, 2022. We will continue to evaluate the impact, but do not expect it to have a material impact to our consolidated financial statements and related disclosures upon adoption of the new standard.

Recently Adopted Accounting Guidance

In December 2022, the FASB issued ASU 2022-06, "Reference Rate Reform (Topic 848)." ASU 2022-06 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. We elected to apply expedients related to contract modifications, changes in critical terms, and our assessments of effectiveness for designated hedged risks as qualifying changes are made to applicable debt and derivative contracts. Application of these expedients on such qualifying changes maintains the consistency of our presentation of debt and derivative contracts.

Note 3. Real Estate Facilities

The following summarizes the activity in real estate facilities during the year ended December 31, 2022:

Real estate facilities
Balance at December 31, 2021	$75,356,725
Facility acquisitions	184,044,871
Improvements and additions	1,746,584
Impact of foreign exchange rate changes	(309,089)
Balance at December 31, 2022	$260,839,091
Accumulated depreciation
Balance at December 31, 2021	$(597,090)
Depreciation expense	(4,498,700)
Impact of foreign exchange rate changes	2,508
Balance at December 31, 2022	$(5,093,282)

The following table summarizes the purchase price allocations for our acquisitions during the year ended December 31, 2022:

Property	Acquisition Date	Real Estate Assets	Intangibles	Total(1)	2022 Revenue(2)	2022 Property Operating Income(2)(3)
Vancouver – WA	03/29/22	$24,612,304	$655,415	$25,267,719	$810,944	$490,237
Portland – OR	03/31/22	$14,916,544	$256,765	$15,173,309	$473,282	$148,294
Newark– DE	04/26/22	$20,004,449	$243,259	$20,247,708	$417,979	$142,882
Levittown – PA	04/26/22	$21,164,957	$260,555	$21,425,512	$486,145	$137,143
Chandler – AZ	05/17/22	$25,351,752	$425,695	$25,777,447	$609,289	$402,972
St. Johns – FL	07/08/22	$14,167,605	$380,645	$14,548,250	$438,208	$274,577
Burlington – ONT	09/20/22	$26,661,980	$848,688	$27,510,668	$436,352	$320,586
Oxford – FL	09/21/22	$10,717,711	$300,096	$11,017,807	$165,927	$96,867
Cambridge – ONT	12/20/22	$26,447,569	$765,826	$27,213,395	$37,598	$23,469
		$184,044,871	$4,136,944	$188,181,815	$3,875,724	$2,037,027

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

The Company's investments in unconsolidated real estate ventures is summarized as follows:

					Carrying Value of Investment
	Location	Date Real Estate Venture Acquired Land	Real Estate Venture Status	Equity Ownership %	December 31, 2022	December 31, 2021
Toronto	Toronto, Ontario	April 2021	Under development	50%	$3,820,955	$3,750,217
Toronto II	Toronto, Ontario	December 2021	Under development	50%	5,706,395	5,882,143
					$9,527,350	$9,632,360

On April 19, 2021, our Operating Partnership (through its subsidiaries) and SmartCentres (through its subsidiaries) acquired an undeveloped tract of land located in Toronto, Ontario (the “Toronto Land”) from an unaffiliated third party. The Toronto Land is owned by a limited partnership in which we (through our subsidiaries) and SmartCentres (through its subsidiaries) are each a 50% limited partner and each have an equal ranking general partner. At closing, our Operating Partnership (through its subsidiaries) subscribed for 50% of the units of the limited partnership at an agreed upon subscription price of approximately CAD $4.25 million, representing a contribution equivalent to 50% of the purchase price of the Toronto Land. We expect that the limited partnership will develop the Toronto Land into a self storage facility (the “Toronto Property”). Our 50% share of estimated development costs are approximately CAD $9.0 million which is expected to be funded with debt proceeds.

On December 14, 2021, our Operating Partnership (through its subsidiaries) and SmartCentres (through its subsidiaries) acquired three parcels of land located in Toronto, Ontario (the “Toronto II Land”) from an unaffiliated third party. The Toronto II Land is owned by a limited partnership in which we (through our subsidiaries) and SmartCentres

(through its subsidiaries) are each a 50% limited partner and each have an equal ranking general partner. At closing, our Operating Partnership (through its subsidiaries) subscribed for 50% of the units of the limited partnership at an agreed upon subscription price of approximately CAD $6.6 million, representing a contribution equivalent to 50% of the purchase price of the Toronto II Land. We expect that the limited partnership will develop the Toronto II Land into a self storage facility (the “Toronto II Property”). Our 50% share of estimated development costs are approximately CAD $12.5 million which is expected to be funded with debt proceeds.

Note 5. Secured Debt

The Company’s secured debt is summarized as follows:

Secured Debt	December 31, 2022	December 31, 2021	Interest Rate	Maturity Date
Huntington Credit Facility	$95,091,351	$37,062,500	6.94%	11/30/2024
Skymar Loan	4,800,000	4,800,000	4.125%	8/1/2024
SmartStop Delayed Draw Mezzanine Loan	35,000,000	6,800,000	7.30%	12/30/2023
National Bank of Canada - Burlington Loan (1)	12,055,230	—	6.27%	9/20/2025
National Bank of Canada - Cambridge Loan (2)	11,439,000	—	6.09%	12/20/2025
Debt issuance costs, net	(1,216,158)	(805,642)
Total Secured Debt	$157,169,423	$47,856,858

(1)
This variable rate loan encumbers our Burlington, ONT property and the amount shown above is in USD based on the foreign exchange rate in effect as of December 31, 2022. We entered into an interest rate swap agreement that fixes CDOR at 4.02% until the maturity of the loan.
(2)
This variable rate loan encumbers our Cambridge, ONT property and the amount shown above is in USD based on the foreign exchange rate in effect as of December 31, 2022. We entered into an interest rate swap agreement that fixes CDOR at 3.84% until the maturity of the loan.

The weighted average interest rate on our consolidated debt as of December 31, 2022 was approximately 6.82%.

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

The amounts outstanding under the Huntington Credit Facility bear interest at a variable rate equal to Secured Overnight Financing Rate (“SOFR”) plus 2.61%, adjusted monthly, with a floor of 3.25%. As of December 31, 2022, the interest rate on the Huntington Credit Facility was 6.94%. The loan may be prepaid in whole, but not in part, at any time, subject to certain conditions as set forth in the Credit Agreement.

The Credit Agreement contains certain customary representations and warranties, affirmative, negative and financial covenants, borrowing conditions, and events of default. We serve as a limited recourse guarantor with respect to the Huntington Credit Facility. In particular, the financial covenants include a minimum debt service coverage ratio and minimum net worth and liquid assets requirements applicable to us and our Operating Partnership as guarantors. As of December 31, 2022, we are in compliance with all such covenants.

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

On December 20, 2022, in connection with the acquisition of the Cambridge Property, we amended the SmartStop Delayed Draw Mezzanine Loan Agreement (the “Mezzanine Loan Amendment”) to increase the maximum principal amount of the loan from $45.0 million to $55.0 million and drew an additional $10.0 million to fund the acquisition of the Cambridge Property. The Amendment also extended the loan maturity date for an additional year, through December 30, 2023, converted the interest rate index from LIBOR to SOFR, and adjusted the contractual interest rate to remain at SOFR plus 3% during the extension period. As of December 31, 2022, the interest rate on the SmartStop Delayed Draw Mezzanine Loan was 7.30%. The SmartStop Delayed Draw Mezzanine Loan may be prepaid in whole or in part at any time without fees or penalty and, in certain circumstances, equity interests securing the SmartStop Delayed Draw Mezzanine Loan may be released from the pledge of collateral.

National Bank of Canada - Burlington Loan

On September 20, 2022, in connection with the acquisition of the property in Burlington, Ontario (the “Burlington Property”), we, through a special purpose entity formed to acquire and hold the Burlington Property, entered into a term loan with National Bank of Canada (the “National Bank of Canada - Burlington Loan”) for CAD $16.5 million, which is secured by a deed of trust on the Burlington Property. Under the terms of the loan agreement (the “National Bank of Canada Burlington Loan Agreement”) the interest rate is equal to the one month Canadian Dollar Offered Rate ("CDOR"), plus 2.25%. In addition, we entered into an interest rate swap agreement with a notional amount of CAD $16.5 million, whereby the CDOR is fixed at 4.02% through the maturity of the loan. The National Bank of Canada - Burlington Loan has a maturity date of September 20, 2025, and monthly payments are principal and interest, calculated using 25 year amortization. In addition, we serve as a full recourse guarantor with respect to the National Bank of Canada - Burlington Loan.

The National Bank of Canada Burlington Loan Agreement also contains a debt service coverage ratio covenant and customary affirmative, negative and financial covenants; agreements; representations; warranties and borrowing conditions; and events of default all as set forth in such loan agreement. As of December 31, 2022, we were in compliance with such covenants.

National Bank of Canada - Cambridge Loan

On December 20, 2022, in connection with the acquisition of the property in Cambridge, Ontario (the “Cambridge Property”), we, through a special purpose entity formed to acquire and hold the Cambridge Property, entered into a term loan with National Bank of Canada (the “National Bank of Canada - Cambridge Loan”) for CAD $15.5 million, which is secured by a deed of trust on the Cambridge Property. Under the terms of the loan agreement (the “National Bank of Canada Cambridge Loan Agreement”) the interest rate is equal to the one month Canadian Dollar Offered Rate ("CDOR"), plus 2.25%. In addition, we entered into an interest rate swap agreement with a notional amount of CAD $15.5 million, whereby the CDOR is fixed at 3.84% through the maturity of the loan. The National Bank of Canada - Cambridge Loan has a maturity date of December 20, 2025, and monthly payments are interest-only for the first four quarters, payable monthly and payments of principal and interest, calculated using 25 year amortization, are due monthly after. In addition, we serve as a full recourse guarantor with respect to the National Bank of Canada - Cambridge Loan.

The National Bank of Canada Cambridge Loan Agreement also contains a debt service coverage ratio covenant and customary affirmative, negative and financial covenants; agreements; representations; warranties and borrowing conditions; and events of default all as set forth in such loan agreement. As of December 31, 2022, we were in compliance with such covenants.

The following table presents the future principal payment requirements on our outstanding secured debt as of December 31, 2022:

2023	$35,500,610
2024	100,835,991
2025	22,048,980
Thereafter	—
Total payments	158,385,581
Debt issuance costs, net	(1,216,158)
Total	$157,169,423

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

The following table summarizes the terms of our derivative financial instruments as of December 31, 2022:

	Notional Amount	Strike	Effective Date	Maturity Date
Interest Rate Derivative:
CDOR Swap (1)	$16,500,000	4.02%	September 27, 2022	September 20, 2025
CDOR Swap II (1)	$15,500,000	3.84%	December 20, 2022	December 20, 2025

(1)
Notional amounts are denominated in CAD and have been designated as a cash flow hedge.

The following table presents a gross presentation of the fair value of our derivatives financial instruments as well as their classification on our consolidated balance sheets:

	Asset/Liability Derivatives Fair Value
	December 31, 2022	December 31, 2021
Interest Rate Swap
Other assets, net	$126,864	$—

The following table presents the effects of our derivative financial instruments on our consolidated statements of operations for the periods presented:

	Gain (loss) recognized in OCI for the Year Ended December 31,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI for the Year Ended December 31,
Type	December 31, 2022	December 31, 2021		December 31, 2022	December 31, 2021
Interest Rate Swaps	$132,705	$—	Interest Expense	$(5,841)	$—
	$132,705	$—		$(5,841)	$—

Based upon the forward rates in effect as of December 31, 2022, we estimate that approximately $0.2 million related to our qualifying cash flow hedges will be reclassified to reduce interest expense during the next 12 months.

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

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the years ended December 31, 2021 and 2022, as well as any related amounts payable, which are included in due to affiliates in the accompanying consolidated balance sheets as of December 31, 2021 and 2022:

	Year Ended December 31, 2021			Year Ended December 31, 2022
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Operating expenses (including organizational costs)	$1,120,374	$997,903	$122,471	$2,761,281	$1,936,266	$947,486
Asset management fees	178,282	156,138	22,144	1,348,314	1,370,458	—
Property management fees	96,505	88,300	8,205	551,493	559,698	—
Transfer Agent expenses	42,949	42,949	—	145,716	138,529	7,187
Acquisition expenses (1)	662,957	551,302	111,655	631,575	739,556	3,674
Capitalized
Acquisition related (2)	1,442,319	1,046,673	395,646	4,797,897	4,442,083	751,460
Additional Paid-in Capital
Offering costs	501,712	436,212	65,500	102,285	167,785	—
Total	$4,045,098	$3,319,477	$725,621	$10,338,561	$9,354,375	$1,709,807

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

In order to protect the interest of the Property Manager in receiving these revenues in light of the fact that we control the properties and, hence, the ability of the Property Manager to receive such revenues, we and an affiliate of our Property Manager agreed to transfer our respective rights in such revenue to a joint venture entity owned 0.1% by our TRS subsidiary and 99.9% by our Property Manager’s affiliate (the “PM Affiliate”). Under the terms of the operating agreement of the joint venture entity, dated March 8, 2021 (the “JV Agreement”), our TRS receives 0.1% of the net revenues generated from such Tenant Programs and the PM Affiliate receives the other 99.9% of such net revenues. The JV Agreement further provides, among other things, that if a member or its affiliate terminates all or substantially all of the property management agreements or defaults in its material obligations under the JV Agreement or undergoes a change of control, as defined, (the “Triggering Member”), the other member generally shall have the right (but not the obligation) to either (i) sell all of its interest in the joint venture to the Triggering Member at fair market value (as agreed upon or as determined under an appraisal process) or (ii) purchase all of the Triggering Member’s interest in the joint venture at 95% of fair market value. For the years ended December 31, 2022 and 2021, an affiliate of our Property Manager received net revenue from this joint venture of approximately $0.4 million and $0.1 million, respectively.

Storage Auction Program

Our Sponsor owns a minority interest in a company that owns 50% of an online auction company (the “Auction Company”) that serves as a web portal for self storage companies to post their auctions for the contents of abandoned storage units online instead of using live auctions conducted at the self storage facilities. The Auction Company receives a service fee for such services. During the years ended December 31, 2022 and 2021, we paid approximately $5,000 and $400 in fees to the Auction Company related to our properties, respectively. Our properties will receive the proceeds from such online auctions.

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

As of December 31, 2022, we have sold approximately 0.3 million Class P shares, 10,000 Class A shares, 17,000 Class T shares and 2,000 Class W shares through our distribution reinvestment plan offering.

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

Note 9. Declaration of Distributions

Cash Distribution Declaration

On December 21, 2022, our board of directors declared a daily distribution rate of approximately $0.001698 per day per share on the outstanding shares of common stock payable to Class A, Class T, Class W and Class P stockholders of record of such shares as shown on our books at the close of business on each day of the period commencing on January 1, 2023 and ending March 31, 2023. In connection with this distribution, for the stockholders of Class T shares, after the stockholder servicing fee is paid, approximately $0.001424 per day will be paid per Class T share and for the stockholders of Class W shares, after the dealer manager servicing fee is paid, approximately $0.001569 per day will be paid per Class W share. Such distributions payable to each stockholder of record during a month will be paid the following month.

Note 10. Potential Acquisitions

Potential Acquisition of Etobicoke Property

On May 19, 2021, an affiliate of our Sponsor assigned its interest in a purchase and sale agreement (the “Etobicoke Purchase Agreement”) with an unaffiliated third party for the acquisition of a parcel of land to be developed into a self storage facility located in Etobicoke, in the city of Toronto, Ontario (the “Etobicoke Property”) to a wholly-owned subsidiary of our Operating Partnership. The purchase price of the Etobicoke Property is approximately CAD $2.2 million. The Etobicoke Property will be developed into a self storage facility. Construction is expected to commence following the closing of the acquisition. We expect to fund the acquisition of the Etobicoke Property with net proceeds from our Primary Offering. If we fail to complete the acquisition, we may forfeit CAD $1.1 million in earnest money deposits.

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

Note 11. Subsequent Events

Acquisition of Edmonton Property

On January 31, 2023, we, through an indirect, wholly-owned subsidiary of our Operating Partnership, acquired a self storage facility located in Edmonton, Alberta, Canada (the “Edmonton Property”) from an unaffiliated third party. The purchase price for the Edmonton Property was approximately CAD $15.0 million, plus closing costs and an acquisition fee, which was funded by proceeds from a draw on the SmartStop Delayed Draw Mezzanine Loan.

SmartStop Delayed Draw Mezzanine Loan

On January 31, 2023, in connection with the acquisition of the Edmonton Property, we drew $15.0 million on the SmartStop Delayed Draw Mezzanine Loan. Our Operating Partnership serves as a non-recourse guarantor with respect to the SmartStop Delayed Draw Mezzanine Loan.

Acquisition of North York Property

On January 31, 2023, we, through an indirect, wholly-owned subsidiary of our Operating Partnership, acquired a self storage facility located in North York, Ontario, Canada (the “North York Property”) from an unaffiliated third party. The purchase price for the North York Property was approximately CAD $50.5 million, plus closing costs and an acquisition fee. We funded such acquisition with a combination of proceeds from our Primary Offering, the National Bank of Canada Loan - North York, as described below, and the Preferred Investment, as described below.

National Bank of Canada Loan - North York

On January 31, 2023, in connection with the acquisition of the property in North York, Ontario (the “North York Property”), we, through a special purpose entity formed to acquire and hold the North York Property, entered into a term loan with National Bank of Canada (the “National Bank of Canada Loan - North York”) for CAD $25.0 million, which is secured by a deed of trust on the North York Property. Under the terms of the loan agreement (the “North York Loan Agreement”) the interest rate is equal to the one month Canadian Dollar Offered Rate ("CDOR"), plus 2.40%. In addition, we entered into an interest rate swap agreement with a notional amount of CAD $25.0 million, whereby the CDOR is fixed at 3.79% through the maturity of the loan. The Loan also has an initial term of two years, maturing on January 31, 2025. The Loan is interest-only for the first year, payable monthly, and payments of principal and interest, calculated using a 25 year amortization, are due monthly after.

The North York Loan Agreement contains a debt service coverage ratio covenant and Debt Service Reserve Account as defined in the North York Loan Agreement. The North York Loan Agreement also contains customary affirmative, negative and financial covenants, agreements, representations, warranties and borrowing conditions, and events of default. We serve as full recourse guarantor with respect to the National Bank of Canada Loan - North York.

Issuance of Preferred Units of Our Operating Partnership

On January 30, 2023, we, the Operating Partnership, and an affiliate of our Sponsor (the “Preferred Investor”) entered into a Series A Cumulative Redeemable Preferred Unit Purchase Agreement (the “Preferred Unit Purchase Agreement”) pursuant to which the Operating Partnership issued and sold to the Preferred Investor, and the Preferred Investor purchased 600,000 Series A Cumulative Redeemable Preferred Units of Limited Partnership Interest (the “Preferred Units”) at a liquidation preference of $25.00 per unit (the “Liquidation Amount”) in consideration for the Preferred Investor making a capital contribution to the Operating Partnership in an amount of $15 million (the “Preferred Investment”). The proceeds of the Preferred Investment were used to partially fund the acquisition of the North York Property. In connection with the Preferred Investment, we paid the Preferred Investor an investment fee equal to $150,000.

Amendment to our Operating Partnership Agreement

On January 30, 2023, in connection with the Preferred Investment, we and the Operating Partnership entered into Amendment No. 1 to the Second Amended and Restated Limited Partnership Agreement of the Operating Partnership (the “Amendment”) with the Preferred Investor, to establish a series of preferred units of limited partnership interest of the Operating Partnership which shall be designated the “Series A Cumulative Redeemable Preferred Units.” The Amendment sets forth the key terms of the Preferred Units which are summarized below.

Distribution Rate

The Preferred Units will receive current distributions (the “Current Distributions”) at a rate of 7.0% per annum on the Liquidation Amount until the second anniversary of the date of issuance, 8.0% per annum commencing thereafter until the third anniversary of the date of issuance, 9.0% per annum commencing thereafter until the fourth anniversary of the date of issuance, and 10% per annum thereafter, payable monthly and calculated on an actual/360 basis.

Redemptions; Repurchases

The Preferred Units may be redeemed by the Operating Partnership, in whole or in part, at the option of the Operating Partnership at any time or from time to time following the second anniversary of the initial date of issuance. The redemption price for the Preferred Units will be equal to the sum of the Liquidation Amount plus all accumulated and unpaid distributions thereon to the date of redemption (the “Redemption Price”). If fewer than all of the outstanding Preferred Units are to be redeemed at the option of the Operating Partnership, the Preferred Units to be redeemed will be determined pro rata or by lot or in such other manner as determined by us, as the general partner of the Operating Partnership.

A holder of Preferred Units may require the Operating Partnership to repurchase the Preferred Units upon the occurrence of any of the following (each an “Optional Repurchase Event” and as defined within the Amendment): (A) a breach of any of the Protective Provisions; (B) an Event of Default; (C) a Change of Control that has not been consented to in accordance with the terms of the Amendment; or (D) our failure to qualify as a REIT under the Internal Revenue Code (the “Code”). The repurchase price for the Preferred Units will be the Redemption Price.

Covenants

The Amendment contains a number of covenants applicable to us and the Operating Partnership, including, but not limited to, certain covenants that require that distributions on the Preferred Units be given priority over other disbursements, including distributions on Common Units and certain redemptions of our shares of common stock, each under the circumstances outlined further in the Amendment.

Events of Default

The occurrence of any of the following shall constitute an Event of Default under the Amendment: (i) a material default in the performance of, or material breach of any covenant, warranty or other agreement contained in the Second Amended and Restated Limited Partnership Agreement, the Amendment or the Unit Purchase Agreement by us or the Operating Partnership, as applicable, and the continuance of such default or breach for a period of 10 business days after written notice is given to us and the Operating Partnership; (b) an Event of Bankruptcy as to us, the Operating Partnership or any of our or its subsidiaries that has not been consented to in advance by the holders of the Preferred Units; (c) any breach or default or event of default that occurs under any instrument, agreement or indenture pertaining to any indebtedness of us or the Operating Partnership or any of our or its subsidiaries aggregating more than $5 million, the effect of which is to cause an acceleration, mandatory redemption or other required repurchase of such indebtedness or such indebtedness is otherwise declared to be due and payable or required to be prepaid, redeemed, or otherwise repurchased by us or the Operating Partnership or any such subsidiary prior to maturity thereof; and (d) our failure to qualify as a REIT under the Code.

Protective Provisions

Pursuant to the terms of the Amendment, we, the Operating Partnership and our and its subsidiaries are prohibited from undertaking the following activities while the Preferred Units are outstanding without first obtaining the prior written consent of the holders of a majority of the Preferred Units then outstanding (capitalized terms are as defined in the Amendment):

•
authorizing or issuing additional (1) preferred stock or units that are equal to or senior to the Preferred Units with respect to certain rights and preferences, or (2) junior stock or units that interferes with the rights of the Preferred Units or interferes in any way with our management or the management of the Operating Partnership;
•
altering the terms of (1) the Amendment or the Unit Purchase Agreement, or (2) our organizational documents or the organizational documents of the Operating Partnership, or any of our or its respective subsidiaries, to the extent the amendment would reasonably be expected to adversely affect the Preferred Units or the holders of the Preferred Units;
•
in the case of the Operating Partnership, redeeming, repurchasing or acquiring junior equity securities, and in the case of us, our subsidiaries, and subsidiaries of the Operating Partnership, redeeming any equity securities, other than (1) redemptions pursuant to our share redemption program, (2) redemptions of units of limited partner interest of the Operating Partnership in exchange for shares of our common stock;
•
engaging in a Change of Control;
•
commencing or suffering to exist an Event of Bankruptcy as to us, the Operating Partnership, or any of our or its respective subsidiaries;
•
paying any distributions, other than a distribution made on a regular monthly basis consistent with past practice on (1) in the case of the Operating Partnership, Common Units or other equity securities that rank, as to distributions and upon liquidation, junior to the Preferred Units, and (2) in the case of us, our subsidiaries, or a subsidiary of the Operating Partnership, shares of common stock or common equity securities or other equity securities that rank, as to distributions and upon liquidation, junior to such entity’s shares of preferred stock or preferred equity securities; provided, however, that the foregoing shall not prohibit special distributions that are necessary to preserve our status as a REIT under the Code; and
•
engaging in a recapitalization, reorganization, merger, unit or stock split, statutory unit or stock exchange, sale of all or substantially all of such entity’s assets, tender offer for all or substantially all of its Common Units, shares of common stock or other common equity securities, as the case may be, or other similar transaction.

Acquisition of Bradenton Expansion Land

On February 16, 2023, we, through an indirect, wholly-owned subsidiary of our Operating Partnership, acquired a parcel of land adjacent to our property in Bradenton, Florida (the “Bradenton Expansion Land”) from an unaffiliated third party. The purchase price for the Bradenton Expansion Land was approximately $1.4 million, plus closing costs and an acquisition fee, which was funded by proceeds from our Primary Offering. It is intended we expand our current self storage property on the Bradenton Expansion Land.

Acquisition of Dorval Property

On February 21, 2023, we (through our subsidiaries) and SmartCentres Real Estate Investment Trust (“SmartCentres”) (through its subsidiaries) acquired a tract of land located in Dorval, Quebec (the “Dorval Land”) from an unaffiliated third party. The Dorval Land is owned by a limited partnership in which we (through our subsidiaries) and SmartCentres (through its subsidiaries) are each a 50% limited partner and each have an equal ranking general partner. At closing, we (through our subsidiaries) subscribed for 50% of the units of the limited partnership at an agreed upon subscription price of approximately CAD $3.0 million, representing a contribution equivalent to 50% of the purchase price of the Dorval Land. The contribution was funded with proceeds from our Primary Offering. We expect that the limited partnership will develop the Dorval Land and build a self storage facility (the “Dorval Property”). The project is expected to be funded with debt proceeds.

Offering Status

As of March 17, 2023, in connection with our offerings we have issued approximately 10.9 million Class P shares for gross offering proceeds of approximately $104.0 million, approximately 2.0 million Class A shares for gross offering proceeds of approximately $20.9 million, approximately 3.6 million Class T shares for gross offering proceeds of approximately $36.1 million and approximately 0.4 million Class W shares for gross offering proceeds of approximately $3.5 million.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

SCHEDULE III

DECEMBER 31, 2022

		Initial Cost to Company					Gross Carrying Amount at December 31, 2022
Description	ST	Encumbrance	Land	Building and Improvements	Total	Cost Capitalized Subsequent to acquisition	Land	Building and Improvements	(1) Total	Accumulated Depreciation	Construction in process	Date of Construction	Date Acquired
Phoenix	AZ	$8,800,000	$2,171,375	$13,783,862	$15,955,237	$149,424	$2,171,375	$13,933,286	$16,104,661	$(772,863)	$—	2020	5/1/2021
Las Vegas	NV	4,800,000	1,468,351	6,541,089	8,009,440	122,397	1,468,351	6,663,486	8,131,837	(377,317)	—	2020	6/1/2021
Surprise	AZ	7,425,000	1,742,097	11,324,006	13,066,103	186,842	1,742,097	11,510,848	13,252,945	(514,039)	—	2017	8/26/2021
Phoenix II	AZ	6,160,000	806,933	10,333,050	11,139,983	135,899	806,933	10,468,949	11,275,882	(348,854)	—	2021	11/30/2021
Bradenton	FL	12,507,500	2,293,357	13,212,166	15,505,523	178,082	2,293,357	13,390,248	15,683,605	(407,307)	4,000	2020	12/30/2021
Apopka	FL	8,970,000	2,329,786	9,125,103	11,454,889	235,885	2,329,786	9,360,988	11,690,774	(290,542)	32,103	2021	12/30/2021
Vancouver	WA	13,750,000	1,422,900	23,189,404	24,612,304	101,729	1,422,900	23,291,133	24,714,033	(515,625)	—	2020	3/29/2022
Portland	OR	8,250,000	4,298,103	10,618,441	14,916,544	98,701	4,298,103	10,717,142	15,015,245	(250,149)	—	1975 / 2020	3/31/2022
Newark	DE	10,808,851	2,167,103	17,837,346	20,004,449	97,819	2,167,103	17,935,165	20,102,268	(366,224)	120,960	2021	4/26/2022
Levittown	PA	11,550,000	3,495,978	17,668,979	21,164,957	103,113	3,495,978	17,772,092	21,268,070	(369,315)	140,940	2021	4/26/2022
Chandler	AZ	13,670,000	4,795,960	20,555,792	25,351,752	230,169	4,795,960	20,785,961	25,581,921	(461,761)	—	1996 / 2022	5/17/2022
St. Johns	FL	7,200,000	3,708,927	10,458,678	14,167,605	97,007	3,708,927	10,555,685	14,264,612	(158,656)	26,662	2006 / 2007	7/8/2022
Burlington	ONT	12,055,230	10,638,348	15,548,407	26,186,755	189,458	10,638,348	15,737,865	26,376,213	(145,621)	—	1979 / 2001	9/20/2022
Oxford	FL	11,000,000	1,311,463	9,406,248	10,717,711	45,860	1,311,463	9,452,108	10,763,571	(92,772)	22,643	2001	9/21/2022
Cambridge	ONT	11,439,000	7,537,977	19,075,728	26,613,705	—	7,537,978	19,075,476	26,613,454	(22,237)	—	1965 / 2019	12/20/2022
Total		$148,385,581	$50,188,658	$208,678,299	$258,866,957	$1,972,385	$50,188,659	$210,650,432	$260,839,091	$(5,093,282)	$347,308
(1)
The aggregate cost of real estate for United States federal income tax purposes is $267,859,045.

S-1

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

SCHEDULE III

DECEMBER 31, 2022

The following summarizes the activity in real estate facilities during the year ended December 31, 2022 and 2021.

	2022	2021
Real estate facilities
Balance at beginning of year	$75,356,725	$—
Facility acquisitions	184,044,871	75,131,175
Improvements and additions	1,746,584	225,550
Impact of foreign exchange rate changes	(309,089)	—
Balance at end of year	$260,839,091	$75,356,725
Accumulated depreciation
Balance at beginning of year	$(597,090)	$—
Depreciation expense	(4,498,700)	(597,090)
Impact of foreign exchange rate changes	2,508	—
Balance at end of year	$(5,093,282)	$(597,090)
Real estate facilities, net	$255,745,809	$74,759,635

S-2