Form 10-Q
period 2023-03-31
Strategic Storage Trust VI, Inc.
filed 2023-05-12
CIK 1852575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-56545

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

As of May 5, 2023, there were 10,940,187 outstanding shares of Class P common stock, 2,119,995 outstanding shares of Class A common stock, 3,928,082 outstanding shares of Class T common stock and 466,641 outstanding shares of Class W common stock of the registrant.

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

Any such forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which we operate, and beliefs of, and assumptions made by, our management and involve uncertainties that could significantly affect our financial results. Such statements include, but are not limited to: (i) statements about our plans, strategies, initiatives, and prospects; and (ii) statements about our future results of operations, capital expenditures, and liquidity. Such statements are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from those projected or anticipated, including, without limitation:

•
Adverse changes in economic conditions in the real estate industry and in the markets in which we own and operate self storage properties;
•
Market trends in our industry, interest rates, inflation, the debt and lending markets or the general economy;
•
Failure to realize the benefits from acquisitions and other strategic transactions;
•
Failure to close pending acquisitions and developments on expected terms, or at all;
•
The effect of competition at our self storage properties or from other storage alternatives, which could cause rents and occupancy rates to decline;
•
The impact to our business from our lease-up and development properties, including our ability to increase occupancy and rates as expected;
•
The impact of our outstanding Series B Convertible Preferred Stock, which ranks senior to all common stock and grants the holder superior rights compared to common stockholders, and may have the effect of diluting our stockholders’ interests in us and discouraging a takeover or other similar transaction;
•
Impacts on our business due to certain of our officers and key personnel facing competing demands relating to their time and conflicts of interest as a result of the positions they hold with affiliated entities;
•
The impact of investments or loans from SmartStop Self Storage REIT, Inc.;
•
Increases in property taxes;
•
The impact of and changes in national, state, and local laws and regulations including, without limitation, those governing real estate investment trusts, environmental matters, taxes, insurance, accounting guidance and other aspects of our business;
•
Impacts of changes in the Canadian Dollar/USD exchange rate, which could have a material adverse effect on our operating results;
•
The degree to which our hedging strategies may or may not protect us from interest rate volatility;
•
Risks associated with data breaches, including cybersecurity attacks or other unauthorized access or misuse of information, any of which could adversely affect our business and results;
•
Potential environmental or other liabilities;
•
Risks related to or a consequence of natural disasters or acts of violence, pandemics, terrorism, insurrection or war that affect the markets in which we operate;
•
Failure to continue to qualify as a REIT for U.S. federal income tax purposes.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission and are not intended to be a guarantee of our performance in future periods. We cannot guarantee the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

For further information regarding risks and uncertainties associated with our business, and important factors that could cause our actual results to vary materially from those expressed or implied in such forward-looking statements, please refer to the factors listed and described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Risk Factors” sections of the documents we file from time to time with the U.S. Securities and Exchange Commission, including, but not limited to, our Annual Report on Form 10-K for the year ended December 31, 2022 and in our Registration Statement on Form S-11 (SEC Registration No. 333-256598), each as filed with the Securities and Exchange Commission, as supplemented by the risk factors included in Part II, Item 1A of this Form 10-Q.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The information furnished in the accompanying unaudited consolidated balance sheets and related consolidated statements of operations, comprehensive loss, equity and temporary equity and cash flows reflects all adjustments (consisting of normal and recurring adjustments) that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned consolidated financial statements.

The accompanying consolidated financial statements should be read in conjunction with the notes to our consolidated financial statements included in this report on Form 10-Q. The accompanying consolidated financial statements should also be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022. Our results of operations for the three months ended March 31, 2023 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2023 (Unaudited)	December 31, 2022
ASSETS
Real estate facilities:
Land	$68,631,853	$50,188,659
Buildings	234,192,990	200,161,251
Site improvements	11,803,806	10,489,181
	314,628,649	260,839,091
Accumulated depreciation	(7,015,583)	(5,093,282)
	307,613,066	255,745,809
Construction in process	670,436	347,308
Real estate facilities, net	308,283,502	256,093,117
Cash and cash equivalents	4,161,103	7,148,771
Restricted cash	2,787,241	642,773
Investments in unconsolidated real estate ventures (Note 4)	12,181,276	9,527,350
Other assets, net	2,231,107	3,255,785
Intangible assets, net of accumulated amortization	2,877,424	3,077,123
Total assets	$332,521,653	$279,744,919
LIABILITIES, TEMPORARY EQUITY AND EQUITY
Secured debt, net	$190,513,558	$157,169,423
Accounts payable and accrued liabilities	3,836,148	4,102,652
Distributions payable	977,197	827,919
Due to affiliates	5,398,978	1,709,807
Total liabilities	200,725,881	163,809,801
Commitments and contingencies (Note 9)
Redeemable common stock	3,848,779	2,873,848
Preferred equity in our Operating Partnership, net	14,825,928	—

Equity:
Strategic Storage Trust VI, Inc.:
Preferred Stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Class P Common stock, $0.001 par value; 30,000,000 shares authorized; 10,914,890 and 10,841,745 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	10,915	10,842
Class A Common stock, $0.001 par value; 300,000,000 shares authorized; 2,071,277 and 1,766,539 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	2,071	1,767
Class T Common stock, $0.001 par value; 300,000,000 shares authorized; 3,706,231 and 3,015,798 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	3,706	3,016
Class W Common stock, $0.001 par value; 70,000,000 shares authorized; 391,130 and 248,369 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	391	248
Additional paid-in capital	144,618,837	134,820,961
Distributions	(10,224,454)	(7,793,929)
Accumulated deficit	(23,147,840)	(16,727,700)
Accumulated other comprehensive loss	(638,629)	(61,416)
Total Strategic Storage Trust VI, Inc. equity	110,624,997	110,253,789
Noncontrolling interests in our Operating Partnership	2,496,068	2,807,481
Total equity	113,121,065	113,061,270
Total liabilities, temporary equity and equity	$332,521,653	$279,744,919

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues:
Self storage rental revenue	$3,887,427	$938,388
Ancillary operating revenue	32,175	14,572
Total revenues	3,919,602	952,960
Operating expenses:
Property operating expenses	1,801,181	478,273
Property operating expenses – affiliates	823,344	234,382
General and administrative	882,331	470,550
Depreciation	1,933,531	531,040
Intangible amortization expense	877,534	226,505
Acquisition expense – affiliates	138,172	130,138
Other property acquisition expenses	101,806	321,668
Total operating expenses	6,557,899	2,392,556
Operating loss	(2,638,297)	(1,439,596)
Other income (expense):
Interest expense	(3,125,188)	(409,293)
Interest expense – debt issuance costs	(208,543)	(83,647)
Other	5,382	(708)
Foreign currency adjustment	(468,154)	149,278
Net loss	(6,434,800)	(1,783,966)
Less: Distributions to preferred unitholders in our Operating Partnership	(177,917)	-
Less: Accretion of preferred equity costs	(15,848)	-
Net loss attributable to the noncontrolling interests in our Operating Partnership	208,425	133,834
Net loss attributable to Strategic Storage Trust VI, Inc. common stockholders	$(6,420,140)	$(1,650,132)
Net loss per Class P share—basic and diluted	$(0.39)	$(0.23)
Net loss per Class A share—basic and diluted	$(0.39)	$—
Net loss per Class T share—basic and diluted	$(0.39)	$—
Net loss per Class W share—basic and diluted	$(0.39)	$—
Weighted average Class P shares outstanding—basic and diluted	10,880,524	7,241,403
Weighted average Class A shares outstanding—basic and diluted	1,926,563	—
Weighted average Class T shares outstanding—basic and diluted	3,346,957	—
Weighted average Class W shares outstanding—basic and diluted	311,249	—

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(6,434,800)	$(1,783,966)
Other comprehensive loss:
Foreign currency translation adjustment	(437,759)	—
Interest rate swap contract loss	(158,353)	—
Other comprehensive loss	(596,112)	—
Comprehensive loss	(7,030,912)	(1,783,966)
Comprehensive loss attributable to noncontrolling interests:
Comprehensive loss attributable to the noncontrolling interests in our Operating Partnership	227,324	133,834
Comprehensive loss attributable to Strategic Storage Trust VI, Inc. common stockholders	$(6,803,588)	$(1,650,132)

See notes to consolidated financial statements.

Strategic Storage Trust VI, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND TEMPORARY EQUITY

(Unaudited)

	Common Stock
	Class P		Class A		Class T		Class W						Total
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Loss	Strategic Storage Trust VI, Inc. Equity	Noncontrolling Interests in our Operating Partnership	Total Equity	Redeemable Common Stock	Preferred Equity in our Operating Partnership
Balance as of December 31, 2021	5,062,804	$5,063	—	$—	—	$—	—	$—	$40,737,265	$(985,132)	$(2,985,345)	$—	36,771,851	$3,767,683	$40,539,534	$329,158	$—
Gross proceeds from issuance of common stock	5,430,060	5,430	—	—	—	—	—	—	52,604,231	—	—	—	52,609,661	—	52,609,661	—	—
Offering costs	—	—	—	—	—	—	—	—	(4,695,057)	—	—	—	(4,695,057)	—	(4,695,057)	—	—
Changes to redeemable common stock	—	—	—	—	—	—	—	—	(268,630)	—	—	—	(268,630)	—	(268,630)	268,630	—
Distributions	—	—	—	—	—	—	—	—	—	(892,243)	—	—	(892,243)	—	(892,243)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	(67,840)	(67,840)	—	—
Issuance of shares for distribution reinvestment plan	28,737	29	—	—	—	—	—	—	268,601	—	—	—	268,630	—	268,630	—	—
Net loss attributable to Strategic Storage Trust VI, Inc.	—	—	—	—	—	—	—	—	—	—	(1,650,132)	—	(1,650,132)	—	(1,650,132)	—	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	(133,834)	(133,834)	—	—
Balance as of March 31, 2022	10,521,601	$10,522	—	$—	—	$—	—	$—	$88,646,410	$(1,877,375)	$(4,635,477)	$—	$82,144,080	$3,566,009	$85,710,089	$597,788	$—

See notes to consolidated financial statements.

Strategic Storage Trust VI, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND TEMPORARY EQUITY (Continued)

(Unaudited)

	Common Stock
	Class P		Class A		Class T		Class W						Total
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Loss	Strategic Storage Trust VI, Inc. Equity	Noncontrolling Interests in our Operating Partnership	Total Equity	Redeemable Common Stock	Preferred Equity in our Operating Partnership
Balance as of December 31, 2022	10,841,745	$10,842	1,766,539	$1,767	3,015,798	$3,016	248,369	$248	$134,820,961	$(7,793,929)	$(16,727,700)	$(61,416)	110,253,789	$2,807,481	$113,061,270	$2,873,848	$—
Gross proceeds from issuance of common stock	—	—	294,558	294	673,565	674	140,638	141	11,096,021	—	—	—	11,097,130	—	11,097,130	—	—
Offering costs	—	—	—	—	—	—	—	—	(1,316,106)	—	—	—	(1,316,106)	—	(1,316,106)	—	—
Reimbursement of offering cost by Advisor	—	—	—	—	—	—	—	—	13,220	—	—	—	13,220	—	13,220	—	—
Changes to redeemable common stock	—	—	—	—	—	—	—	—	(974,931)	—	—	—	(974,931)	—	(974,931)	974,931	—
Distributions	—	—	—	—	—	—	—	—	—	(2,430,525)	—	—	(2,430,525)	—	(2,430,525)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	(84,089)	(84,089)	—	—
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(177,917)
Issuance of shares for distribution reinvestment plan	73,145	73	10,180	10	16,868	16	2,123	2	974,830	—	—	—	974,931	—	974,931	—	—
Stock based compensation expense	—	—	—	—	—	—	—	—	4,842	—	—	—	4,842	—	4,842	—	—
Gross proceeds from issuance of preferred equity in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	15,000,000
Preferred equity issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(189,920)
Accretion of preferred equity issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	15,848
Net loss attributable to Strategic Storage Trust VI, Inc.	—	—	—	—	—	—	—	—	—	—	(6,420,140)	—	(6,420,140)	—	(6,420,140)	—	177,917
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	(208,425)	(208,425)	—	—
Interest rate swap and cap contract loss	—	—	—	—	—	—	—	—	—	—	—	(153,361)	(153,361)	(4,992)	(158,353)	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(423,852)	(423,852)	(13,907)	(437,759)	—	—
Balance as of March 31, 2023	10,914,890	$10,915	2,071,277	$2,071	3,706,231	$3,706	391,130	$391	$144,618,837	$(10,224,454)	$(23,147,840)	$(638,629)	$110,624,997	$2,496,068	$113,121,065	$3,848,779	$14,825,928

See notes to consolidated financial statements.

STrategic Storage Trust VI, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(6,434,800)	$(1,783,966)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,811,065	757,545
Amortization of debt issuance costs	208,543	83,647
Stock based compensation expense related to issuance of restricted stock	4,842	—
Accretion of preferred equity costs	15,848	—
Unrealized foreign currency adjustment	468,154	(149,278)
Changes in operating assets and liabilities:
Other assets, net	(18,324)	(208,781)
Accounts payable and accrued liabilities	(439,667)	498,532
Due to affiliates	1,727,150	89,354
Net cash used in operating activities	(1,657,189)	(712,947)
Cash flows from investing activities:
Purchase of real estate facilities	(51,910,735)	(39,241,028)
Additions to real estate facilities	(919,043)	(108,099)
Investments in unconsolidated real estate ventures	(2,264,568)	(177,946)
Net cash used in investing activities	(55,094,346)	(39,527,073)
Cash flows from financing activities:
Proceeds from issuance of secured debt	33,677,500	—
Scheduled principal payments of secured debt	(122,018)	—
Prepaid debt issuance costs	(36,770)	—
Debt issuance costs	(88,319)	—
Gross proceeds from issuance of common stock	11,006,130	52,344,661
Offering costs	(1,086,148)	(4,584,234)
Proceeds from issuance of preferred equity in our Operating Partnership	15,000,000	—
Preferred equity issuance costs	(189,920)	—
Distributions paid to common stockholders	(1,396,733)	(404,558)
Distributions paid to noncontrolling interest in our Operating Partnership	(84,089)	(67,845)
Distributions paid to preferred unitholders in our Operating Partnership	(87,500)	—
Net cash provided by financing activities	56,592,133	47,288,024
Impact of foreign exchange rate changes on cash and restricted cash	(683,798)	—
Net change in cash, cash equivalents and restricted cash	(843,200)	7,048,004
Cash, cash equivalents and restricted cash, beginning of period	7,791,544	4,580,759
Cash, cash equivalents and restricted cash, end of period	$6,948,344	$11,628,763
Supplemental disclosures and non-cash transactions:
Cash paid for interest	$2,249,913	$369,541
Real estate facilities in due to affiliates	$2,198,424	$1,200,000
Investments in unconsolidated real estate ventures in due to affiliates	$382,819	$—
Debt issuance costs in due to affiliates	$150,000	$—
Debt issuance costs in accounts payable and accrued liabilities	$10,888	$—
Proceeds from issuance of common stock in accounts payable and accrued liabilities	$(120,000)	$(85,000)
Offering costs included in accounts payable and accrued liabilities	$216,738	$263,795
Interest rate swap contract in accounts payable and accrued expenses	$31,489	$—
Foreign currency translation adjustment	$437,759	$—
Issuance of shares pursuant to distribution reinvestment plan	$974,931	$268,630
Distributions payable to common stockholders	$857,816	$421,192
Distributions payable to noncontrolling interests in our Operating Partnership	$28,964	$23,365
Real estate and construction in process in accounts payable and accrued liabilities	$4,529	$—
Deposits applied to acquisition of real estate	$220,000	$—
Distributions payable to Preferred unitholders	$90,417	$—

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

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

Prior to the termination of our Private Offering, approximately 10.6 million shares of Class P common stock were sold for gross offering proceeds of approximately $100.7 million. As of March 31, 2023, approximately 2.0 million Class A shares, approximately 3.7 million Class T shares and approximately 0.4 million Class W shares had been sold in the Public Offering for gross offering proceeds of approximately $21.1 million, approximately $36.7 million and approximately $3.6 million, respectively. Through our distribution reinvestment plan, we have issued approximately 0.3 million Class P shares, approximately 20,300 Class A shares, approximately 33,900 Class T shares and approximately 4,100 Class W shares for gross proceeds of approximately $3.8 million.

We have invested the net proceeds from our Private Offering and Public Offering primarily in self storage facilities consisting of both income-producing and growth properties located in the United States and Canada. As of March 31, 2023, we owned 17 operating self storage properties located in seven states (Arizona, Delaware, Florida, Nevada, Oregon, Pennsylvania and Washington) and two Canadian provinces (Alberta and Ontario) and two development properties in Florida and Ontario. For more information, see Note 3 - Real Estate Facilities.

As of March 31, 2023, we owned 50% equity interests in three unconsolidated real estate ventures in two Canadian provinces (Ontario and Quebec) that are intended to be developed into self storage facilities, with subsidiaries of SmartCentres Real Estate Investment Trust (“SmartCentres”) owning the other 50% of such entities. For more information, see Note 4 - Investment in Unconsolidated Real Estate Ventures.

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

On March 10, 2021, SmartStop OP, L.P. (“SmartStop OP”), an affiliate of our Sponsor and the operating partnership of SmartStop, contributed $5.0 million to our Operating Partnership, in exchange for 549,451 units of limited partnership interest in our Operating Partnership (the “OP Investment”). The OP Investment was made net of sales commissions and dealer manager fees, but without giving effect to the early investor discounts available to purchasers of shares in the Private Offering. At the effective time of the OP Investment, SmartStop OP was admitted as a limited partner to our Operating Partnership. As of March 31, 2023, we owned approximately 96.9% of the common units of limited partnership interest of our Operating Partnership. The remaining approximately 3.1% of the common units are owned by SmartStop OP.

On January 30, 2023, we, our Operating Partnership, and an affiliate of our Sponsor (the “Preferred Investor”) entered into a Series A Cumulative Redeemable Preferred Unit Purchase Agreement (the “Preferred Unit Purchase Agreement”) pursuant to which our Operating Partnership issued and sold to the Preferred Investor, and the Preferred Investor purchased 600,000 Series A Cumulative Redeemable Preferred Units of Limited Partnership Interest (the “Preferred Units”) at a liquidation preference of $25.00 per unit (the “Liquidation Amount”) in consideration for the Preferred Investor making a capital contribution to our Operating Partnership in an amount of $15 million (the “Preferred Investment”). See Note 7 – Preferred Equity, and Note 12 - Subsequent Events.

Our Operating Partnership will own, directly or indirectly through one or more special purpose entities, all of the self storage properties that we acquire. We will conduct certain activities through our taxable REIT subsidiary, Strategic Storage TRS VI, Inc., a Delaware corporation (the “TRS”) which was formed on October 16, 2020 and is a wholly owned subsidiary of our Operating Partnership.

Our Property Manager, a Delaware limited liability company, was formed on October 7, 2020 to manage our properties. Our Property Manager will derive substantially all of its income from the property management services it performs for us. Our Property Manager may enter into sub-property management agreements with third party management companies and pay part of its management fee to such sub-property manager. See Note 8 – Related Party Transactions – Property Management Agreement.

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

As of March 31, 2023, we had not entered into any other contracts/interests that would be deemed to be variable interests in VIEs other than our joint ventures with SmartCentres, which are accounted for under the equity method of accounting. Please see Note 4 - Investments in Unconsolidated Real Estate Ventures. Other than the entities noted above, we do not currently have any material relationships with unconsolidated entities or financial partnerships.

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

We may maintain cash and cash equivalents in financial institutions in excess of insured limits. In an effort to mitigate this risk, we only invest in or through major financial institutions.

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

The value of the tangible assets, consisting of land and buildings, is determined as if vacant. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. We recorded approximately $0.7 million and $0.9 million in intangible assets to recognize the value of in-place leases related to our acquisitions during the three months ended March 31, 2023 and 2022, respectively. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent.

Allocation of purchase price to acquisitions of facilities are allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available.

Acquisitions that do not meet the definition of a business, as defined under current GAAP, are accounted for as asset acquisitions. During the three months ended March 31, 2023 and 2022, our acquisitions did not meet the definition of a business because substantially all of the fair value was concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) or because the acquisition did not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. As a result, once an acquisition is deemed probable, transaction costs are capitalized rather than expensed. During the three months ended March 31, 2023 and 2022, our acquisitions did not meet the definition of a business, and we capitalized approximately $2.5 million and $0.4 million, respectively, of acquisition-related transaction costs.

During the three months ended March 31, 2023 and 2022, we expensed approximately $0.2 million and $0.5 million, respectively, of acquisition-related transaction costs that did not meet our capitalization policy.

Evaluation of Possible Impairment of Long-Lived Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets, including those held through joint ventures, may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. For the three months ended March 31, 2023 and 2022, no impairment losses were recognized.

Advertising Costs

Advertising costs are included in property operating expenses and general and administrative expenses, depending on the nature of the expense, in the accompanying consolidated statements of operations. These costs are expensed in the period in which the cost is incurred. The Company incurred advertising costs of approximately $0.5 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively.

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

Allowance for Doubtful Accounts

Tenant accounts receivable is reported net of an allowance for doubtful accounts. Management records a general reserve estimate based upon a review of the current status of tenant accounts receivable. It is reasonably possible that management’s estimate of the allowance will change in the future. As of March 31, 2023 and December 31, 2022, approximately $40,000 and $50,000, respectively, were recorded to allowance for doubtful accounts, and are included within other assets in the accompanying consolidated balance sheets.

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

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place leases. We are amortizing in-place leases on a straight-line basis over 18 months, the estimated average rental period for the leases. As of March 31, 2023, the gross amounts allocated to in-place lease intangibles were approximately $6.2 million and accumulated amortization of in-place lease intangibles totaled approximately $3.3 million. As of December 31, 2022, the gross amounts allocated to in-place lease intangibles were approximately $5.5 million and accumulated amortization of in-place lease intangibles totaled approximately $2.4 million.

The total estimated future amortization expense of intangible assets for the years ending December 31, 2023 and 2024 is approximately $2.2 million and $0.7 million, respectively.

Debt Issuance Costs

The net carrying value of costs incurred in connection with obtaining non revolving debt are presented on the consolidated balance sheets as a reduction of the related debt. Debt issuance costs are amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of March 31, 2023 and December 31, 2022, accumulated amortization of debt issuance costs related to non revolving debt totaled approximately $0.9 million and $0.7 million, respectively. For the three months ended March 31, 2023 and 2022, we expensed approximately $0.2 million and $0.1 million, respectively, in debt issuance cost.

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

In addition, current accounting guidance requires, among other things, that financial instruments that represent a mandatory obligation of us to repurchase shares be classified as liabilities and reported at settlement value. For the three months ended March 31, 2023 and 2022, we did not receive any redemption requests.

Preferred Equity in our Operating Partnership

We classify our Series A Cumulative Redeemable Preferred Units (as defined in Note 7 – Preferred Equity) on our consolidated balance sheets using the guidance in ASC 480‑10‑S99. The Series A Cumulative Redeemable Preferred Units are redeemable by our Operating Partnership, in whole or in part, at the option of our Operating Partnership on or after the second anniversary of its issuance. Additionally, the holder can elect to redeem if any of the following events outside our control occur: i) change of control; ii) a breach of protective provisions; iii) upon the occurrence of monetary and other material defaults under secured property debt; and (iv) if we do not maintain our REIT status. As the shares are contingently redeemable, and under certain circumstances not solely within our control, we have classified our Series A Cumulative Redeemable Preferred Stock as temporary equity.

On May 2, 2023, the Preferred Investor waived the two year lock out clause on redemptions and the Operating Partnership redeemed all $15 million in Preferred Units and unpaid preferred distributions. See Note 12 - Subsequent Events.

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

The table below summarizes our fixed rate notes payable at March 31, 2023 and December 31, 2022. The estimated fair value of financial instruments are subjective in nature and are dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of our fixed and variable rate notes payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. These assumptions are considered level 2 inputs within the fair value hierarchy. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

	March 31, 2023		December 31, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Secured Debt	$4,600,000	$4,800,000	$4,500,000	$4,800,000

As of March 31, 2023, we had interest rate swaps to hedge our interest rate exposure (See Notes 5 – Debt and 6 – Derivative Instruments). The valuation of these instruments were determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. The analyses reflect the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including interest rate curves and implied volatilities. The fair value of the interest rate swaps were determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash payments.

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

Although we had determined that the majority of the inputs used to value our derivatives were within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivative utilized Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, through March 31, 2023, we had assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustment was not significant to the overall valuation of our derivative. As a result, we determined that our derivatives valuation in its entirety was classified in Level 2 of the fair value hierarchy.

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

Uncertain tax positions may arise where tax laws may allow for alternative interpretations or where the timing of recognition of income is subject to judgment. Under ASC Topic 740, tax positions are evaluated for recognition using a more–likely–than–not threshold, and those tax positions requiring recognition are measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of March 31, 2023 and December 31, 2022, the Company had no uncertain tax positions. As of March 31, 2023 and December 31, 2022, the Company had no interest or penalties related to uncertain tax positions. Income taxes payable are classified within accounts payable and accrued liabilities in the consolidated balance sheets. The tax year 2021 remains open to examination by the major taxing jurisdictions to which we are subject.

Concentration

No single self storage customer represents a significant concentration of our revenues. For the month of March 2023, approximately 27%, 23%, and 21% of our rental income was concentrated in Arizona, the Greater Toronto Area of Canada and Florida, respectively. Our properties within the aforementioned geographic areas are dispersed therein, operating in multiple different regions and sub-markets.

Segment Reporting

Our business is composed of one reportable segment: self storage operations. Within our self storage operations segment, as of March 31, 2023 and December 31, 2022, approximately $105.9 million and $54.6 million, respectively, of our long-lived assets relate to our operations in Canada. For the three months ended March 31, 2023 and 2022 approximately $0.9 million and none, respectively, of our revenues in the self storage segment related to our operations in Canada.

Recently Adopted Accounting Guidance

In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging- Portfolio Layer Method. The new guidance allows the last-of-layer method for hedging financial instruments. The last-of-layer method allows an entity to hedge its exposure to fair value changes due to changes in interest rates for a portion of the portfolio that is not expected to be affected by prepayments, defaults, and other events affecting the timing and amount of cash flows. The guidance in ASU 2022-01 are effective for fiscal years beginning after December 15, 2022. The Company has evaluated and determined that this standard did not have a material impact on the consolidated financial statements.

Note 3. Real Estate Facilities

The following summarizes the activity in real estate facilities during the three months ended March 31, 2023:

Real estate facilities
Balance at December 31, 2022	$260,839,091
Facility acquisitions	53,645,873
Improvements and additions	600,445
Impact of foreign exchange rate changes	(456,760)
Balance at March 31, 2023	$314,628,649
Accumulated depreciation
Balance at December 31, 2022	$(5,093,282)
Depreciation expense	(1,922,074)
Impact of foreign exchange rate changes	(227)
Balance at March 31, 2023	$(7,015,583)

The following table summarizes the purchase price allocations for our acquisitions during the three months ended March 31, 2023:

Property	Acquisition Date	Real Estate Assets	Intangibles	Total(1)	2023 Revenue(2)	2023 Property Operating Income/(Loss)(2)(3)
Edmonton – AB	01/31/23	$11,198,071	$140,100	$11,338,171	$38,828	$(14,258)
North York – ONT	01/31/23	$39,306,884	$543,186	$39,850,070	$153,174	$31,094
Bradenton land - FL (4)	02/16/23	$1,390,987	$—	$1,390,987	$—	$—
Etobicoke land - ONT (5)	03/27/23	$1,749,931	$—	$1,749,931	$—	$—
		$53,645,873	$683,286	$54,329,159	$192,002	$16,836

(1)
The allocations noted above are based on a determination of the relative fair value of the total consideration provided and represent the amount paid for the transaction, including capitalized acquisition costs.
(2)
The operating results of the facilities acquired above have been included in our consolidated statements of operations since their respective acquisition date.
(3)
Property operating income/(loss) excludes corporate general and administrative expenses, asset management fees, depreciation, amortization, and acquisition expenses.
(4)
The Bradenton land is an undeveloped parcel of land adjacent to our property in Bradenton, Florida. We intend to expand our current self storage facility on the Bradenton land. Estimated development costs are approximately $4.9 million, which we expect to fund with a combination of net proceeds from our primary offering and/or potential future debt financing.
(5)
The Etobicoke land is an undeveloped parcel of land in Etobicoke, Ontario Canada. We intend to develop the Etobicoke land into a self storage facility. Estimated development costs are approximately CAD $20.2 million, which we expect to fund with a combination of net proceeds from our primary offering and/or potential future debt financing.

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

The Company's investments in unconsolidated real estate ventures is summarized as follows:

					Carrying Value of Investment
	Location	Date Real Estate Venture Acquired Land	Real Estate Venture Status	Equity Ownership %	March 31, 2023	December 31, 2022
Toronto	Toronto, Ontario	April 2021	Under development	50%	$3,851,997	$3,820,955
Toronto II	Toronto, Ontario	December 2021	Under development	50%	5,928,068	5,706,395
Dorval	Dorval, Quebec	February 2023	Under development	50%	2,401,211	—
					$12,181,276	$9,527,350

On April 19, 2021, our Operating Partnership (through its subsidiaries) and SmartCentres (through its subsidiaries) acquired an undeveloped tract of land located in Toronto, Ontario (the “Toronto Land”) from an unaffiliated third party. The Toronto Land is owned by a limited partnership in which we (through our subsidiaries) and SmartCentres (through its subsidiaries) are each a 50% limited partner and each have an equal ranking general partner. At closing, our Operating Partnership (through its subsidiaries) subscribed for 50% of the units of the limited partnership at an agreed upon subscription price of approximately CAD $4.25 million, representing a contribution equivalent to 50% of the purchase price of the Toronto Land. We expect that the limited partnership will develop the Toronto Land into a self storage facility (the “Toronto Property”). Our 50% share of estimated development costs are approximately CAD $8.4 million which is expected to be funded with debt proceeds.

On December 14, 2021, our Operating Partnership (through its subsidiaries) and SmartCentres (through its subsidiaries) acquired three parcels of land located in Toronto, Ontario (the “Toronto II Land”) from an unaffiliated third party. The Toronto II Land is owned by a limited partnership in which we (through our subsidiaries) and SmartCentres (through its subsidiaries) are each a 50% limited partner and each have an equal ranking general partner. At closing, our Operating Partnership (through its subsidiaries) subscribed for 50% of the units of the limited partnership at an agreed upon subscription price of approximately CAD $6.6 million, representing a contribution equivalent to 50% of the purchase price of the Toronto II Land. We expect that the limited partnership will develop the Toronto II Land into a self storage facility (the “Toronto II Property”). Our 50% share of estimated development costs are approximately CAD $11.5 million which is expected to be funded with debt proceeds.

On February 21, 2023, our Operating Partnership (through its subsidiaries) and SmartCentres (through its subsidiaries) acquired an undeveloped tract of land located in Dorval, Quebec (the “Dorval Land”) from an unaffiliated third party. The Dorval Land is owned by a limited partnership in which we (through our subsidiaries) and SmartCentres (through its subsidiaries) are each a 50% limited partner and each have an equal ranking general partner. At closing, our Operating Partnership (through its subsidiaries) subscribed for 50% of the units of the limited partnership at an agreed upon subscription price of approximately CAD $3.0 million, representing a contribution equivalent to 50% of the purchase price of the Dorval Land. We expect that the limited partnership will develop the Dorval Land into a self storage facility (the “Dorval Property”). Our 50% share of estimated development costs are approximately CAD $11.8 million which is expected to be funded with debt proceeds.

Note 5. Secured Debt

The Company’s secured debt is summarized as follows:

Secured Debt	March 31, 2023	December 31, 2022	Interest Rate		Maturity Date
Huntington Credit Facility	$95,091,351	$95,091,351	7.41%		11/30/2024
Skymar Loan	4,800,000	4,800,000	4.125%		8/1/2024
SmartStop Delayed Draw Mezzanine Loan	50,000,000	35,000,000	7.87%		12/30/2023
National Bank of Canada - Burlington Loan	11,949,630	12,055,230	7.20%	(1)	9/20/2025
National Bank of Canada - Cambridge Loan	11,454,500	11,439,000	7.20%	(2)	12/20/2025
National Bank of Canada - North York Loan	18,475,000	—	7.35%	(3)	1/31/2025
Debt issuance costs, net	(1,256,923)	(1,216,158)
Total Secured Debt	$190,513,558	$157,169,423

(1)
This variable rate loan encumbers our Burlington, ONT property and the amount shown above is in USD based on the foreign exchange rate in effect as of March 31, 2023 and December 31, 2022, respectively. We entered into an interest rate swap agreement that fixes CDOR at 4.02% until the maturity of the loan.
(2)
This variable rate loan encumbers our Cambridge, ONT property and the amount shown above is in USD based on the foreign exchange rate in effect as of March 31, 2023 and December 31, 2022, respectively. We entered into an interest rate swap agreement that fixes CDOR at 3.84% until the maturity of the loan.
(3)
This variable rate loan encumbers our North York, ONT property and the amount shown above is in USD based on the foreign exchange rate in effect as of March 31, 2023. We entered into an interest rate swap agreement that fixes CDOR at 3.79% until the maturity of the loan.

The weighted average interest rate on our consolidated debt, excluding the impact of our interest rate hedging activities, as of March 31, 2023 was approximately 7.42%.

Huntington Credit Facility

On November 30, 2021, we, through three special purpose entities (collectively, the “Borrower”) wholly owned by our operating partnership, entered into a credit agreement (the “Credit Agreement”) with Huntington National Bank (“Huntington”), as administrative agent and sole lead arranger.

Under the terms of the Credit Agreement, the Borrower had a maximum borrowing capacity of $50 million (the “Huntington Credit Facility”). However, certain financial requirements with respect to both the Borrower and the “Pool” of “Mortgaged Properties” must be satisfied prior to making any drawdowns on the Huntington Credit Facility in accordance with the Credit Agreement. At close, we borrowed approximately $22.4 million on the Huntington Credit Facility, secured by a first mortgage deed of trust on the Surprise, Phoenix and Phoenix II Properties. On December 30, 2021, in conjunction with the acquisitions of the Bradenton Property and Apopka Property, we borrowed an additional approximately $14.7 million pursuant to the Huntington Credit Facility and the Bradenton and Apopka Properties were added as security. On April 26, 2022, the Vancouver Property was added as security to the Huntington Credit Facility and we borrowed approximately $12.9 million.

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

The Huntington Credit Facility is a term loan that had a maturity date of November 30, 2024, which may, in certain circumstances, be extended at the option of the Borrower until November 30, 2026. Payments due under the Huntington Credit Facility are interest-only during the initial term of the loan.

The amounts outstanding under the Huntington Credit Facility bear interest at a variable rate equal to the 1 month Term Secured Overnight Financing Rate (“SOFR”) plus 2.61%, adjusted monthly, with a floor of 3.25%. As of March 31, 2023, the interest rate on the Huntington Credit Facility was 7.41%. The loan may be prepaid in whole or in part, without penalty or premium, at any time, subject to certain conditions as set forth in the Credit Agreement.

The Credit Agreement contains certain customary representations and warranties, affirmative, negative and financial covenants, borrowing conditions, and events of default. We serve as a limited recourse guarantor with respect to the Huntington Credit Facility. In particular, the financial covenants include a minimum debt service coverage ratio and minimum net worth and liquid assets requirements applicable to us and our Operating Partnership as guarantors. As of March 31, 2023, we are in compliance with all such covenants.

On April 13, 2023, we entered into an amendment and joinder to the Huntington Credit Facility to: (i) increase the borrowing capacity up to approximately $107.6 million; (ii) extend the maturity date by one-year until November 30, 2025; (iii) add two additional special purpose entities as borrowers under the Huntington Credit Facility (the “Additional Borrowers” and together with the Initial Borrower, the “Borrower”); and (iv) modify certain other covenants. In connection with such amendment and joinder, we, through the Additional Borrowers, added the properties owned by the Additional Borrowers to the Huntington Credit Facility and drew approximately $12.5 million. See Note 12 - Subsequent Events.

In conjunction with the amendment to the Huntington Credit Facility, we entered into an interest rate swap agreement with a notional amount of $60.0 million, whereby SOFR is fixed at 4.01% through the maturity of the Huntington Credit Facility. On April 13, 2023, we entered into an interest rate cap agreement with a notional amount of $47.6 million, whereby SOFR is capped at 2.6% through the maturity of the Huntington Credit Facility. As of April 14, 2023, the effective interest rate on the Huntington Credit Facility was 6.00%.

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

On December 20, 2022, in connection with the acquisition of the Cambridge Property, we amended the SmartStop Delayed Draw Mezzanine Loan Agreement (the “Mezzanine Loan Amendment”) to increase the maximum principal amount of the loan from $45.0 million to $55.0 million and drew an additional $10.0 million to fund the acquisition of the Cambridge Property. The Amendment also extended the loan maturity date for an additional year, through December 30, 2023, converted the interest rate index from LIBOR to Daily Simple SOFR, and adjusted the contractual interest rate to remain at Daily Simple SOFR plus 3% during the extension period.

On January 31, 2023, in connection with the acquisition of the Edmonton Property, we drew an additional $15.0 million pursuant to the SmartStop Delayed Draw Mezzanine Loan. The proceeds were used to fund the acquisition of the Edmonton Property.

As of March 31, 2023, the interest rate on the SmartStop Delayed Draw Mezzanine Loan was 7.87%. The SmartStop Delayed Draw Mezzanine Loan may be prepaid in whole or in part at any time without fees or penalty and, in certain circumstances, equity interests securing the SmartStop Delayed Draw Mezzanine Loan may be released from the pledge of collateral.

On May 2, 2023, we repaid the $50 million outstanding balance on the SmartStop Delayed Draw Mezzanine Loan with all accrued interest. See Note 12 - Subsequent Events.

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

The National Bank of Canada Burlington Loan Agreement also contains a debt service coverage ratio covenant and customary affirmative, negative and financial covenants; agreements; representations; warranties and borrowing conditions; and events of default all as set forth in such loan agreement. As of March 31, 2023, we were in compliance with such covenants.

National Bank of Canada - Cambridge Loan

On December 20, 2022, in connection with the acquisition of the property in Cambridge, Ontario (the “Cambridge Property”), we, through a special purpose entity formed to acquire and hold the Cambridge Property, entered into a term loan with National Bank of Canada (the “National Bank of Canada - Cambridge Loan”) for CAD $15.5 million, which is secured by a deed of trust on the Cambridge Property. Under the terms of the loan agreement (the “National Bank of Canada Cambridge Loan Agreement”) the interest rate is equal to the one month Canadian Dollar Offered Rate ("CDOR"), plus 2.25%. In addition, we entered into an interest rate swap agreement with a notional amount of CAD $15.5 million, whereby the CDOR is fixed at 3.84% through the maturity of the loan. The National Bank of Canada - Cambridge Loan has a maturity date of December 20, 2025, and monthly payments are interest-only for the first four quarters, payable monthly and payments of principal and interest, calculated using 25 year amortization, are due monthly after. In addition, we serve as a full recourse guarantor with respect to the National Bank of Canada - Cambridge Loan. On May 10, 2023, we made a CAD $0.4 million paydown of the outstanding loan balance in accordance with the loan agreement.

The National Bank of Canada Cambridge Loan Agreement also contains a debt service coverage ratio covenant and customary affirmative, negative and financial covenants; agreements; representations; warranties and borrowing conditions; and events of default all as set forth in such loan agreement. As of March 31, 2023, we were in compliance with such covenants.

National Bank of Canada – North York Loan

On January 31, 2023, in connection with the acquisition of the property in North York, Ontario (the “North York Property”), we, through a special purpose entity formed to acquire and hold the North York Property, entered into a term loan with National Bank of Canada (the “National Bank of Canada - North York Loan”) for CAD $25.0 million, which is secured by a deed of trust on the North York Property. Under the terms of the loan agreement (the “National Bank of Canada North York Loan Agreement”) the interest rate is equal to the one month Canadian Dollar Offered Rate ("CDOR"), plus 2.40%. In addition, we entered into an interest rate swap agreement with a notional amount of CAD $25.0 million, whereby the CDOR is fixed at 3.79% through the maturity of the loan. The National Bank of Canada - North York Loan also has a maturity date of January 31, 2025. The National Bank of Canada - North York Loan is interest-only for the first year, payable monthly, and payments of principal and interest, calculated using a 25 year amortization, are due monthly after. In addition, we serve as a full recourse guarantor with respect to the National Bank of Canada - North York Loan.

The National Bank of Canada North York Loan Agreement also contains a debt service coverage ratio covenant and customary affirmative, negative and financial covenants; agreements; representations; warranties and borrowing conditions; and events of default all as set forth in such loan agreement. As of March 31, 2023, we were in compliance with such covenants.

The following table presents the future principal payment requirements on our outstanding secured debt as of March 31, 2023:

2023	$50,379,353	(1)
2024	101,514,688
2025	39,876,440
Thereafter	—
Total payments	191,770,481
Debt issuance costs, net	(1,256,923)
Total	$190,513,558
(1)
On May 2, 2023, we repaid the $50 million outstanding balance on the SmartStop Delayed Draw Mezzanine Loan. See Note 12 - Subsequent Events.

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

The following table summarizes the terms of our derivative financial instruments as of March 31, 2023:

	Notional Amount	Strike	Effective Date	Maturity Date
Interest Rate Derivative:
CDOR Swap - Burlington Loan (1)	$16,500,000	4.02%	September 27, 2022	September 20, 2025
CDOR Swap - Cambridge Loan (1)	$15,500,000	3.84%	December 20, 2022	December 20, 2025
CDOR Swap - North York Loan (1)	$25,000,000	3.79%	January 31, 2023	January 31, 2026

(1)
Notional amount is denominated in CAD and has been designated as a cash flow hedge.

The following table presents a gross presentation of the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets:

	Asset/Liability Derivatives Fair Value
	March 31, 2023	December 31, 2022
Interest Rate Swap
Other assets, net	$—	$126,864
Accounts payable and accrued liabilities	$31,489	$—

The following table presents the effects of our derivative financial instruments on our consolidated statements of operations for the periods presented:

	Gain (loss) recognized in OCI for the three months ended March 31,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI for the three months ended March 31,
Type	2023	2022		2023	2022
Interest Rate Swaps	$(73,165)	$—	Interest Expense	$(85,360)	$—
	$(73,165)	$—		$(85,360)	$—

Based upon the forward rates in effect as of March 31, 2023, we estimate that approximately $0.3 million related to our qualifying cash flow hedges will be reclassified to reduce interest expense during the next 12 months.

Note 7. Preferred equity

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

Events of Default; Protective Provisions

The Amendment contains standard events of default. The Amendment also contains certain protective provisions, including a requirement that the Operating Partnership must obtain the consent of the Preferred Investor before issuing stock or units that rank senior to the Preferred Units, engaging in a change of control, and certain other actions.

On May 2, 2023, the Preferred Investor waived the two year lock out clause on redemptions and the Operating Partnership redeemed all $15 million in Preferred Units and unpaid preferred distributions. See Note 12 - Subsequent Events.

Note 8. Related Party Transactions

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

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the year ended December 31, 2022 and the three months ended March 31, 2023, as well as any related amounts payable as of December 31, 2022 and March 31, 2023:

	Year Ended December 31, 2022			Three Months Ended March 31, 2023
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Operating expenses (including organizational costs)	$2,761,281	$1,936,266	$947,486	$1,591,883	$13,221	$2,526,148
Asset management fees	1,348,314	1,370,458	—	592,122	592,122	—
Property management fees	551,493	559,698	—	231,222	231,222	—
Transfer Agent expenses	145,716	138,529	7,187	46,536	53,723	—
Acquisition expenses (1)	631,575	739,556	3,674	138,172	—	141,846
Capitalized
Acquisition related (2)	4,797,897	4,442,083	751,460	1,979,524	—	2,730,984
Additional Paid-in Capital
Offering costs	102,285	167,785	—	3,180	3,180	—
Total	$10,338,561	$9,354,375	$1,709,807	$4,582,639	$893,468	$5,398,978

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

In order to protect the interest of the Property Manager in receiving these revenues in light of the fact that we control the properties and, hence, the ability of the Property Manager to receive such revenues, we and an affiliate of our Property Manager agreed to transfer our respective rights in such revenue to a joint venture entity owned 0.1% by our TRS subsidiary and 99.9% by our Property Manager’s affiliate (the “PM Affiliate”). Under the terms of the operating agreement of the joint venture entity, dated March 8, 2021 (the “JV Agreement”), our TRS receives 0.1% of the net revenues generated from such Tenant Programs and the PM Affiliate receives the other 99.9% of such net revenues. The JV Agreement further provides, among other things, that if a member or its affiliate terminates all or substantially all of the property management agreements or defaults in its material obligations under the JV Agreement or undergoes a change of control, as defined, (the “Triggering Member”), the other member generally shall have the right (but not the obligation) to either (i) sell all of its interest in the joint venture to the Triggering Member at fair market value (as agreed upon or as determined under an appraisal process) or (ii) purchase all of the Triggering Member’s interest in the joint venture at 95% of fair market value. During each of the three months ended March 31, 2023 and 2022, an affiliate of our Property Manager received net revenue from this joint venture of approximately $0.1 million.

Storage Auction Program

Our Sponsor owns a minority interest in a company that owns 50% of an online auction company (the “Auction Company”) that serves as a web portal for self storage companies to post their auctions for the contents of abandoned storage units online instead of using live auctions conducted at the self storage facilities. The Auction Company receives a service fee for such services. During the three months ended March 31, 2023 and 2022, we paid approximately $3,000 and $500 in fees to the Auction Company related to our properties, respectively. Our properties will receive the proceeds from such online auctions.

Note 9. Commitments and Contingencies

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

As of March 31, 2023, we have sold approximately 0.3 million Class P shares, 20,300 Class A shares, 33,900 Class T shares and 4,100 Class W shares through our distribution reinvestment plan offering.

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

Note 10. Declaration of Distributions

Cash Distribution Declaration

On March 23, 2023, our board of directors declared a daily distribution rate of approximately $0.001698 per day per share on the outstanding shares of common stock payable to Class A, Class T, Class W and Class P stockholders of record of such shares as shown on our books at the close of business on each day of the period commencing on April 1, 2023 and ending June 30, 2023. In connection with this distribution, for the stockholders of Class T shares, after the stockholder servicing fee is paid, approximately $0.001424 per day will be paid per Class T share and for the stockholders of Class W shares, after the dealer manager servicing fee is paid, approximately $0.001569 per day will be paid per Class W share. Such distributions payable to each stockholder of record during a month will be paid the following month.

Note 11. Potential Acquisitions

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

Note 12. Subsequent Events

Huntington Credit Facility

On April 13, 2023, we entered into an amendment and joinder to the Huntington Credit Facility to: (i) increase the borrowing capacity up to approximately $107.6 million, (ii) extend the maturity date by one-year until November 30, 2025, (iii) add two additional special purpose entities as borrowers under the loan, and (iv) modify certain other covenants (the “Huntington Amendment”). In connection with the Huntington Amendment, the Company, through the Additional Borrowers, added the St. Johns and Oxford Properties owned by the Additional Borrowers to the Huntington Credit Facility and drew approximately $12.5 million.

Series B Convertible Preferred Stock

On May 1, 2023 (the “Commitment Date”), we entered into a preferred stock purchase agreement (the “Purchase Agreement”) with Extra Space Storage LP (the “Investor”), a subsidiary of Extra Space Storage Inc. (NYSE: EXR), pursuant to which the Investor committed to purchase $150 million in preferred shares (the aggregate shares to be purchased, the “Preferred Shares”) of our new Series B Convertible Preferred Stock (the “Series B Convertible Preferred Stock”). The closing (the “ Closing”) in the amount of $150 million occurred on the Commitment Date and we incurred approximately $1.2 million in issuance costs related to the Series B Convertible Preferred Stock.

Redemption of Preferred Equity in our Operating Partnership

On May 2, 2023, the Preferred Investor waived the two year lock out clause on redemptions and the Operating Partnership redeemed all $15 million in Preferred Units and unpaid preferred distributions.

SmartStop Delayed Draw Mezzanine Loan

On May 2, 2023, we repaid the $50 million outstanding balance on the SmartStop Delayed Draw Mezzanine Loan with all accrued interest. The loan was terminated in accordance with the SmartStop Delayed Draw Mezzanine Loan Agreement without fees or penalties.

Acquisition of Vancouver Property

On May 4, 2023, we, through an indirect, wholly-owned subsidiary of our Operating Partnership, acquired a self storage facility located in Vancouver, British Columbia, Canada (the “Vancouver, BC Property”) from an unaffiliated third party. The purchase price for the Vancouver, BC Property was approximately CAD $43.3 million, plus closing costs and an acquisition fee, which was funded by proceeds from our offerings, the Series B Convertible Preferred Stock and the Bank of Montreal Loan, as defined below.

Bank of Montreal Loan - Vancouver

On May 4, 2023, in connection with the acquisition of the Vancouver, BC Property, we, through a special purpose entity formed to acquire and hold the Vancouver, BC Property, entered into a term loan with Bank of Montreal (the “Bank of Montreal Loan”) for approximately CAD $21.6 million, which is secured by a deed of trust on the Vancouver, BC Property. Under the terms of the loan agreement (the “Bank of Montreal Loan Agreement”) the interest rate is equal to the one month Canadian Dollar Offered Rate ("CDOR"), plus 2.50%. The Bank of Montreal Loan also has an initial term of two years, maturing on May 4, 2025 with a one year extension option. The Bank of Montreal Loan is interest-only over the initial term of the loan.

The Bank of Montreal Loan Agreement contains a debt service coverage ratio covenant and Debt Service Reserve Account as defined in the Bank of Montreal Loan Agreement. The Bank of Montreal Loan Agreement also contains customary affirmative, negative and financial covenants, agreements, representations, warranties and borrowing conditions, and events of default. We serve as full recourse guarantor with respect to the Bank of Montreal Loan.

Potential acquisition of Toronto Six Property Portfolio

On May 8, 2023, an affiliate of our Sponsor assigned its interest in a purchase and sale agreement (the “Toronto Six property portfolio Purchase Agreement”) with an unaffiliated third party for the acquisition of six self storage facilities located in the Greater Toronto Area, Ontario, Canada (the “Toronto Six Property Portfolio”) to a wholly-owned subsidiaries of our Operating Partnership. The Toronto Six Property Portfolio consist of six operating self storage facilities and has a purchase price of approximately CAD $212 million, plus closing costs and an acquisition fee. We expect the acquisition of the Toronto Six Property Portfolio to close in the second quarter of 2023 and to fund such acquisition with a combination of net proceeds from our offerings, Series B Convertible Preferred Stock and potential future debt financing. If we fail to complete the acquisition, we may forfeit CAD $10.6 million in earnest money deposits.

Offering Status

As of May 5, 2023, in connection with our offerings we have issued approximately 10.9 million Class P shares for gross offering proceeds of approximately $104.3 million, approximately 2.1 million Class A shares for gross offering proceeds of approximately $21.8 million, approximately 3.9 million Class T shares for gross offering proceeds of approximately $39.3 million and approximately 0.5 million Class W shares for gross offering proceeds of approximately $4.4 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto contained elsewhere in this report. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should also be read in conjunction with our consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022. See also “Cautionary Note Regarding Forward Looking Statements” preceding Part I.

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

On February 26, 2021, pursuant to a confidential private placement memorandum, we commenced a private offering of up to $200,000,000 in shares of our common stock and $20,000,000 shares of common stock pursuant to our distribution reinvestment plan. Please see Note 1 of the Notes to the Consolidated Financial Statements contained elsewhere in this report for additional information. The primary portion of our private offering was terminated on March 17, 2022. We received approximately $100.7 million in offering proceeds from the sale of our common stock pursuant to the private offering. Through our distribution reinvestment plan, we have issued approximately 0.3 million Class P shares for gross proceeds of approximately $3.3 million.

In connection with the Public Offering, defined below, we filed articles of amendment to our Charter (the “Articles of Amendment”) and articles supplementary to our Charter (the “Articles Supplementary”). Following the filing of the Articles of Amendment and the Articles Supplementary, we authorized 30,000,000 shares of common stock designated as Class P shares, 300,000,000 shares of common stock designated as Class A shares, 300,000,000 shares of common stock designated as Class T shares, and 70,000,000 shares of common stock designated as Class W shares. Any common stock sold in the Private Offering were redesignated as Class P common stock upon the filing of the Articles of Amendment. On May 28, 2021, we filed a Form S-11 Registration Statement, which was subsequently amended, with the Securities and Exchange Commission (“SEC”) to register a maximum of $1,000,000,000 in shares of Class A, Class T, and Class W common stock for sale to the public (the “Primary Offering”) and $95,000,000 in shares of Class A, Class T, and Class W common stock for sale pursuant to our distribution reinvestment plan (collectively, the “Public Offering”). On March 17, 2022, the SEC declared our registration statement effective. As of March 31, 2023, approximately 2.0 million Class A shares, approximately 3.7 million Class T shares and approximately 0.4 million Class W shares had been sold in the Public Offering for gross offering proceeds of approximately $21.1 million, approximately $36.7 million and approximately $3.6 million, respectively. Through our distribution reinvestment plan, we have issued approximately 20,300 Class A shares, approximately 33,900 Class T shares and approximately 4,100 Class W shares for gross proceeds of approximately $0.5 million.

We have invested the net proceeds from our Private Offering and Public Offering primarily in self storage facilities consisting of both income-producing and growth properties located in the United States and Canada. As of March 31, 2023, we owned 17 operating self storage properties located in seven states (Arizona, Delaware, Florida, Nevada, Oregon, Pennsylvania and Washington) and two Canadian provinces (Alberta and Ontario), 50% equity interests in three unconsolidated real estate ventures located in Canadian provinces (Ontario and Quebec) that are intended to be developed into self storage facilities, with subsidiaries of SmartCentres Real Estate Investment Trust (“SmartCentres”) owning the other 50% of such entity and two development properties in Florida and Ontario.

As of March 31, 2023, our operating self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)		Rental Income %(4)
Arizona	4	2,840	374,200	25%	84%	(5)	27%
Delaware	1	830	80,700	5%	64%	(5)	5%
Florida	4	2,235	264,350	17%	88%		21%
Nevada	1	335	51,900	3%	94%		5%
Oregon	1	520	56,200	4%	82%	(5)	4%
Pennsylvania	1	810	78,000	5%	87%		7%
Washington	1	1,090	100,000	7%	92%		7%
Ontario	3	3,450	459,750	31%	67%	(5)	23%
Alberta	1	490	49,975	3%	48%	(5)	1%
	17	12,600	1,515,075	100%	78%		100%

(1)
Includes all rentable units, consisting of storage units and parking units (approximately 860 units).
(2)
Includes all rentable square feet consisting of storage units and parking units (approximately 222,750 square feet).
(3)
Represents the occupied square feet of all facilities we owned in a state divided by total rentable square feet of all the facilities we owned in such state as of March 31, 2023.
(4)
Represents rental income for all facilities we own in a state divided by our total rental income for the month ended March 31, 2023.
(5)
The Newark, Cambridge, North York and Edmonton properties are newly constructed or lease-up properties. The aforementioned properties' occupancy as of their respective acquisition dates and as of March 31, 2023 are as follows:

Property	Acquisition Date	Initial Occupancy %	March 31, 2023 Physical Occupancy %
Portland - OR	3/31/2022	51%	83%
Newark - DE	4/26/2022	27%	64%
Chandler - AZ	5/17/2022	58%	77%
Cambridge - ONT	12/20/2022	60%	74%
Edmonton - AB	1/31/2023	22%	47%
North York - ONT	1/31/2023	30%	42%

Development properties

Bradenton Land

On February 16, 2023, we, through an indirect, wholly-owned subsidiary of our operating partnership, acquired a parcel of land adjacent to our property in Bradenton, Florida (the “Bradenton Land”) from an unaffiliated third party. The purchase price for the Bradenton Land was approximately $1.4 million, plus closing costs and an acquisition fee to our advisor, which was funded by proceeds from our public offering. We intend to expand our current self storage property on the Bradenton Land. Estimated development cost are approximately $4.9 million, which we expect to fund with a combination of net proceeds from our primary offering and/or potential future debt financing.

Etobicoke Land

On March 27, 2023, we, through an indirect, wholly-owned subsidiary of our operating partnership, acquired a parcel of land to be developed into a self storage facility located in Etobicoke, in the city of Toronto, Ontario (the “Etobicoke Land”) from an unaffiliated third party. The purchase price for the Etobicoke Land was approximately $2.2 million CAD, plus closing costs and an acquisition fee to our advisor. We funded such acquisition with net proceeds from our public offering. Estimated development costs are approximately $20.2 million CAD, which we expect to fund with a combination of net proceeds from our primary offering and/or potential future debt financing.

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

Equity in earnings (loss) will generally be recognized based on our ownership interest in the earnings of each of the unconsolidated investments.

The following table summarizes our investments in unconsolidated real estate ventures as of March 31, 2023:

	Location	Date Real Estate Venture Acquired Land	Real Estate Venture Status	Estimated Completion Date	Equity Ownership %	Approx. Units at Completion	Approx. Sq. Ft. (net) at Completion
Toronto	Toronto, Ontario	April 2021	Under Development	Second half of 2024	50%	1,200	98,500
Toronto II	Toronto, Ontario	December 2021	Under Development	Second half of 2024	50%	1,500	121,500
Dorval	Dorval, Quebec	February 2023	Under Development	Second half of 2024	50%	1,250	112,000
						3,950	332,000

Our 50% share of development costs are currently expected to be approximately CAD $8.4 million for the Toronto Property, approximately CAD $11.5 million for the Toronto II Property and approximately CAD $11.8 million for the Dorval Property, and are expected to be funded with debt proceeds.

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

On March 10, 2021, we commenced formal operations and we acquired our first six self storage properties during 2021. As of March 31, 2023 and 2022, we owned 17 and eight operating self storage facilities, respectively.

Our operating results for the three months ended March 31, 2023 include full period results for 15 properties and partial period results for two properties acquired during the first quarter of 2023. Our operating results for the three months ended March 31, 2022 include full period results for six properties and partial period results for two self storage property acquired during the first quarter of 2022. As such, we believe there is little basis for comparison between the three months ended March 31, 2023 and 2022. Operating results in future periods will depend on the results of operations of these properties and the real estate properties that we acquire in the future.

Total Revenues

Total revenues for the three months ended March 31, 2023 and 2022 were approximately $3.9 million and approximately $1.0 million, respectively. The increase in total revenue of approximately $2.9 million is primarily attributable to a full quarter of operations for 15 properties and partial quarter of operations for two properties acquired in the first quarter of 2023, compared to a full quarter of operations for six properties and partial quarter of operations for two properties acquired in the first quarter of 2022. We expect total revenues to increase in the future commensurate with our future acquisition activity and lease-up of our non-stabilized properties.

Property Operating Expenses

Property operating expenses for the three months ended March 31, 2023 and 2022 were approximately $1.8 million and approximately $0.5 million, respectively. Property operating expenses include the costs to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses of approximately $1.3 million is primarily attributable to a full quarter of operations for 15 properties and partial quarter of operations for two properties acquired in the first quarter of 2023, compared to a full quarter of operations for six properties and partial quarter of operations for two properties acquired in the first quarter of 2022. We expect property operating expenses to increase in the future as our operational activity increases but decrease as a percentage of total revenues as we lease-up our non-stabilized properties.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the three months ended March 31, 2023 and 2022 were approximately $0.8 million and approximately $0.2 million, respectively. Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses – affiliates of approximately $0.6 million is primarily attributable to a full quarter of operations for 15 properties and partial quarter of operations for two properties acquired in the first quarter of 2023, compared to a full quarter of operations for six properties and partial quarter of operations for two property acquired in the first quarter of 2022. We expect property operating expenses – affiliates to increase in the future as our operational activity increases.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2023 and 2022 were approximately $0.9 million and approximately $0.5 million, respectively. General and administrative expenses consist primarily of legal expenses, directors’ and officers’ insurance, transfer agent fees, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors related costs. The increase in general and administrative expenses of approximately $0.4 million is primarily attributable to an increase in costs commensurate with the increase in our operational activity. We expect general and administrative expenses to increase in the future as our operational activity increases, but decrease as a percentage of total revenue.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended March 31, 2023 and 2022 were approximately $2.8 million and approximately $0.8 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The increase in depreciation and amortization expense of approximately $2.0 million is primarily attributable to a full quarter of operations for 15 properties and partial quarter of operations for two properties acquired in the first quarter of 2023, compared to a full quarter of operations for six properties and partial quarter of operations for two properties acquired in the first quarter of 2022. We expect depreciation and amortization expense to increase in future periods commensurate with our future acquisition activity.

Acquisition Expenses – Affiliates

Acquisition expenses – affiliates for each of the three months ended March 31, 2023 and 2022 were approximately $0.1 million. Acquisition expenses primarily relate to the costs associated with our potential acquisitions prior to the acquisitions becoming probable in accordance with our capitalization policy. We expect acquisition expenses- affiliates to fluctuate in the future commensurate with our acquisition activity.

Other Property Acquisition Expenses

Other property acquisition expenses for the three months ended March 31, 2023 and 2022 were approximately $0.1 million and approximately $0.3 million, respectively. Acquisition expenses primarily relate to the costs associated with our potential acquisitions prior to the acquisitions becoming probable in accordance with our capitalization policy. We expect other property acquisition expenses to fluctuate in the future commensurate with our acquisition activity.

Interest Expense

Interest expense for the three months ended March 31, 2023 and 2022 was approximately $3.1 million and approximately $0.4 million, respectively. Interest expense consists of interest incurred on the loans related to our 17 self storage properties in 2023 compared to eight properties in 2022. We expect interest expense to fluctuate in the future commensurate with our future debt level and interest rates.

Interest Expense – Debt Issuance Costs

Interest expense – debt issuance costs for the three months ended March 31, 2023 and 2022 were approximately $0.2 million and approximately $0.1 million, respectively. Interest expense – debt issuance costs reflects the amortization of fees incurred in connection with obtaining financing. We expect interest expense – debt issuance costs to increase commensurate with our future financing activity.

Foreign currency adjustment

Foreign currency adjustment for the three months ended March 31, 2023 and 2022 was approximately $0.5 million loss and approximately $0.1 million gain, respectively. Foreign currency adjustment consists of changes in foreign currency related to our net investments in unconsolidated real estate ventures and Canadian operations, not classified as long term in accordance with GAAP. We expect foreign currency adjustment to change in the future based upon changes in exchange rates, as well as future net investments in real estate in currencies other than United States dollars.

Liquidity and Capital Resources

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the three months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended
	March 31, 2023	March 31, 2022	Change
Net cash flow provided by (used in):
Operating activities	$(1,657,189)	$(712,947)	$(944,242)
Investing activities	(55,094,346)	(39,527,073)	(15,567,273)
Financing activities	56,592,133	47,288,024	9,304,109

Cash flows used in operating activities for the three months ended March 31, 2023 and 2022 were approximately $1.6 million and approximately $0.7 million, respectively, a change of approximately $0.9 million. The increase in cash used in our operating activities is primarily the result of increased acquisitions of lease up and non stabilized properties.

Cash flows used in investing activities for the three months ended March 31, 2023 and 2022 were approximately $55.1 million and approximately $39.5 million, respectively, a change of approximately $15.6 million. The increase in cash used in our investing activities is primarily the result of cash used for the purchase of real estate.

Cash flows provided by financing activities for the three months ended March 31, 2023 and 2022 were approximately $56.6 million and approximately $47.3 million, respectively, a change of approximately $9.3 million. The increase in cash provided by our financing activities is primarily the result of an increase in net debt proceeds used to acquire real estate totaling $33.3 million, and net proceeds raised from issuance of preferred equity in our Operating Partnership $14.8 million, offset by a decrease in net proceeds raised from our Offering of approximately $37.9 million.

Short-Term Liquidity and Capital Resources

Our liquidity needs consist primarily of our property operating expenses, general and administrative expenses, debt service payments, capital expenditures, property acquisitions, potential development costs related to our joint venture investments and distributions to our stockholders and limited partners in our Operating Partnership, as necessary to maintain our REIT qualification. We generally expect that we will meet our short-term liquidity requirements from the combination of proceeds from our Primary Offering, proceeds from the sale of our Series B Convertible Preferred Stock, proceeds from secured and unsecured financing from banks or other lenders and net cash provided from property operations.

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

The following shows our distributions paid and the sources of such distributions for the respective periods presented:

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
Distributions paid in cash — common stockholders	$1,396,733		$404,558
Distributions paid in cash — Operating Partnership unitholders	84,089		67,845
Distributions reinvested	974,931		268,630
Total distributions	$2,455,753		$741,033
Source of distributions
Cash flows provided by operations	$—	0.0%	$—	0.0%
Proceeds from offerings	1,480,822	60.3%	472,403	63.7%
Offering proceeds from distribution reinvestment plan	974,931	39.7%	268,630	36.3%
Total sources	$2,455,753	100.0%	$741,033	100.0%

From our inception through March 31, 2023, we have paid cumulative distributions of approximately $9.9 million, as compared to cumulative net loss attributable to our common stockholders of approximately $23.1 million. For the three months ended March 31, 2023, we paid distributions of approximately $2.5 million, as compared to a net loss attributable to our common stockholders of approximately $6.4 million. Net loss attributable to our common stockholders for the three months ended March 31, 2023, reflects non-cash depreciation and amortization of approximately $2.8 million and acquisition related expenses of approximately $0.2 million. From our inception through March 31, 2023, cumulative net loss attributable to our common stockholders reflects non-cash depreciation and amortization of approximately $10.3 million, and acquisition related expenses of approximately $3.0 million.

For the three months ended March 31, 2022, we paid distributions of approximately $0.7 million, as compared to a net loss attributable to our common stockholders of approximately $1.7 million. Net loss attributable to our common stockholders for the three months ended March 31, 2022 reflects non-cash depreciation and amortization of approximately $0.8 million and acquisition related expenses of approximately $0.5 million.

Indebtedness

As of March 31, 2023, our total indebtedness was approximately $190.5 million which included approximately $187.0 million of variable rate debt and approximately $4.8 million of fixed rate debt, less approximately $1.3 million in net debt issuance costs. See Note 5 – Debt, of the Notes to the Consolidated Financial Statements contained in this report for more information about our indebtedness.

Long-Term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for property acquisitions, either directly or through entity interests, for the payment of operating expenses and distributions, and for the payment of interest on our outstanding indebtedness.

Our material cash requirements from known contractual and other obligations primarily relate to the following, for which information on both a short-term and long-term basis is provided in the indicated notes to the consolidated financial statements:

•
Debt — Refer to Note 5 of the Notes to the Consolidated Financial Statements. Including the impact of our interest rate hedging activities future cash payments for interest on debt over the next 12 months is approximately $13.8 million. Future cash payments for maturing debt over the next 12 months is approximately $50.4 million. On May 2, 2023, we repaid the $50 million outstanding balance on the SmartStop Delayed Draw Mezzanine Loan. See Note 12 - Subsequent Events. We expect to meet these future obligations with a combination of proceeds from our Primary Offering, operations, exercising debt extension options and future debt financing.
•
Commitments and contingencies — Refer to Note 9 of the Notes to the Consolidated Financial Statements.

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

Subsequent Events

Please see Note 12 of the Notes to the Consolidated Financial Statements contained in this report.

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

As of March 31, 2023, our total indebtedness was approximately $190.5 million, which included approximately $187.0 million in variable rate debt and approximately $4.8 million in fixed rate debt, less approximately $1.3 million in net debt issuance costs. A change in interest rates on variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase by 100 basis points, the increase in interest would decrease future earnings and cash flows by approximately $1.5 million annually.

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

The following table summarizes future debt maturities and average interest rates on our outstanding debt as of March 31, 2023:

	Payments due during the years ended December 31,
	2023	2024	2025	2026	2027	Thereafter	Total
Variable rate debt(1)	$50,379,353	$96,714,688	$39,876,440	$—	$—	$—	$186,970,481
Average interest rate(1)	7.41%	7.41%	7.41%	N/A	N/A	N/A
Fixed rate debt	$—	$4,800,000	$—	$—	$—	$—	$4,800,000
Average interest rate	4.125%	4.125%	N/A	N/A	N/A	N/A

(1)
Interest expense for fixed rate debt was calculated based upon the contractual rate and the interest expense on variable rate debt was calculated based on the rate in effect on March 31, 2023, excluding the impact of interest rate derivatives. The National Bank of Canada - Burlington Loan, National Bank of Canada - Cambridge Loan and National Bank of Canada - North York loan have variable rates, however, we entered into interest rate swap agreements that fix CDOR at 4.02%, 3.84% and 3.79%, respectively until the maturity of the loan. Debt denominated in foreign currency has been converted based on the rate in effect as of March 31, 2023.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The following should be read in conjunction with the risk factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2022.

We have incurred a net loss to date, have an accumulated deficit and our operations may not be profitable in 2023.

We incurred a net loss attributable to common stockholders of approximately $6.4 million for the three months ended March 31, 2023. Our accumulated deficit was approximately $23.1 million as of March 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)
During the three months ended March 31, 2023, through our distribution reinvestment plan, we have issued approximately 73,000 Class P shares to investors who originally purchased shares in our private offering, for gross proceeds of approximately $0.7 million. No sales commissions or dealer manager fees are paid in connection with the sale of shares pursuant to our distribution reinvestment plan. Each of the purchasers of our shares of common stock under our private offering has represented that he or she is an accredited investor. Based upon these representations, we believe that the foregoing issuances of our shares of Class P common stock were exempt from the registration requirements pursuant to Rule 506 and Section 4(a)(2) of the Act and Regulation D promulgated thereunder.
(b)
On March 17, 2022, our Public Offering (SEC File No. 333-256598) of up to $1.0 billion in shares of our common stock in our Primary Offering was declared effective by the SEC, consisting of three classes of shares: Class A shares for $10.33 per share (up to $450 million in shares), Class T shares for $10.00 per share (up to $450 million in shares), and Class W shares for $9.40 per share (up to $100 million in shares) and up to $95 million in shares pursuant to our distribution reinvestment plan at $9.81 per share for Class A shares, $9.50 per share for Class T shares and $9.40 per share for Class W shares. As of March 31, 2023, we had sold approximately 2.0 million Class A shares for gross offering proceeds of approximately $21.1 million, approximately 3.7 million Class T shares for gross offering proceeds of approximately $36.7 million and approximately 0.4 million Class W shares for gross offering proceeds of approximately $3.6 million pursuant to our Primary Offering. Through our distribution reinvestment plan, we have issued approximately 20,300 Class A shares, approximately 33,900 Class T shares and approximately 4,100 Class W shares for gross proceeds of approximately $0.6 million. We have incurred approximately $5.5 million in sales commissions and dealer manager fees (of which approximately $2.9 million was re-allowed to a third party broker-dealer) in connection with the Primary Offering, and approximately $2.5 million in organization and offering costs.
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

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended March 31, 2023 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1

First Articles of Amendment and Restatement of Strategic Storage Trust VI, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11, filed on May 28, 2021, Commission File No. 333-256598

3.2

Amended and Restated Bylaws of Strategic Storage Trust VI, Inc., incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, filed on March 15, 2022, Commission File No. 333-256598

3.3

Articles of Amendment of Strategic Storage Trust VI, Inc., incorporated by reference to Exhibit 3.3 to Pre-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, filed on March 15, 2022, Commission File No. 333-256598

3.4

Articles Supplementary of Strategic Storage Trust VI, Inc., incorporated by reference to Exhibit 3.4 to Pre-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, filed on March 15, 2022, Commission File No. 333-256598

3.5

Second Articles of Amendment of Strategic Storage Trust VI, Inc., incorporated by reference to Exhibit 3.5 to Pre-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, filed on March 15, 2022, Commission File No. 333-256598

4.1

Form of Subscription Agreement and Subscription Agreement Signature Page (included as Appendix A to the prospectus), incorporated by reference to the Company’s prospectus dated March 17, 2022, Commission File No. 333-256598

10.1

Purchase Agreement for the North York Property, dated as of December 22, 2022, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 31, 2023, Commission File No. 333-256598

10.2

Series A Cumulative Redeemable Preferred Unit Purchase Agreement, dated as of January 30, 2023, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on January 31, 2023, Commission File No. 333-256598

10.3

Amendment No. 1 to the Second Amended and Restated Limited Partnership Agreement of the Strategic Storage Operating Partnership VI, L.P., dated as of January 30, 2023, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on January 31, 2023, Commission File No. 333-256598

10.4

Non-Revolving Term Facility Credit Agreement in favor of National Bank of Canada, dated as of January 31, 2023, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on January 31, 2023, Commission File No. 333-256598

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

101*

The following Strategic Storage Trust VI, Inc. financial information for the three months ended March 31, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Equity and Temporary Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

104*	The cover page from the Strategic Storage Trust VI, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, has been formatted in Inline XBRL.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STORAGE TRUST VI, INC. (Registrant)
Dated: May 12, 2023	By:	/s/ Matt F. Lopez
Matt F. Lopez Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)