Form 10-Q
period 2023-06-30
Strategic Storage Trust VI, Inc.
filed 2023-08-09
CIK 1852575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 4, 2023, there were 11,003,678 outstanding shares of Class P common stock, 2,416,110 outstanding shares of Class A common stock, 4,531,131 outstanding shares of Class T common stock and 548,994 outstanding shares of Class W common stock of the registrant.

FORM 10-Q

STRATEGIC STORAGE TRUST VI, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q of Strategic Storage Trust VI, Inc., other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “seek,” “continue,” or other similar words.

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the U.S. Securities and Exchange Commission (the "SEC") and are not intended to be a guarantee of our performance in future periods. We cannot guarantee the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

For further information regarding risks and uncertainties associated with our business, and important factors that could cause our actual results to vary materially from those expressed or implied in such forward-looking statements, please refer to the factors listed and described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Risk Factors” sections of the documents we file from time to time with the SEC, including, but not limited to, our Annual Report on Form 10-K for the year ended December 31, 2022 and in our Registration Statement on Form S-11 (SEC Registration No. 333-256598), as amended, each as filed with the SEC, as supplemented by the risk factors included in Part II, Item 1A of this Form 10-Q.

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

The accompanying consolidated financial statements should be read in conjunction with the notes to our consolidated financial statements included in this report on Form 10-Q. The accompanying consolidated financial statements should also be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022. Our results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2023 (Unaudited)	December 31, 2022
ASSETS
Real estate facilities:
Land	$115,515,536	$50,188,659
Buildings	383,996,703	200,161,251
Site improvements	13,806,764	10,489,181
	513,319,003	260,839,091
Accumulated depreciation	(9,322,682)	(5,093,282)
	503,996,321	255,745,809
Construction in process	3,353,833	347,308
Real estate facilities, net	507,350,154	256,093,117
Cash and cash equivalents	6,805,621	7,148,771
Restricted cash	24,118,798	642,773
Investments in unconsolidated real estate ventures (Note 4)	12,603,547	9,527,350
Other assets, net	9,386,092	3,255,785
Intangible assets, net of accumulated amortization	5,767,848	3,077,123
Total assets	$566,032,060	$279,744,919
LIABILITIES, TEMPORARY EQUITY AND EQUITY
Debt, net	$286,258,294	$157,169,423
Accounts payable and accrued liabilities	7,150,557	4,102,652
Distributions payable	2,990,789	827,919
Due to affiliates	4,579,628	1,709,807
Total liabilities	300,979,268	163,809,801
Commitments and contingencies (Note 9)
Redeemable common stock	4,749,706	2,873,848
Series B Convertible Preferred Stock, $0.001 par value; 150,000 shares authorized; 150,000 and none issued and outstanding at June 30, 2023 and December 31, 2022, respectively, with aggregate liquidation preferences of $152,087,500 and none at June 30, 2023 and December 31, 2022, respectively	148,599,723	—

Equity:
Strategic Storage Trust VI, Inc.:
Preferred Stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Class P Common stock, $0.001 par value; 30,000,000 shares authorized; 10,979,180 and 10,841,745 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	10,979	10,842
Class A Common stock, $0.001 par value; 300,000,000 shares authorized; 2,360,495 and 1,766,539 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	2,360	1,767
Class T Common stock, $0.001 par value; 300,000,000 shares authorized; 4,206,855 and 3,015,798 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	4,207	3,016
Class W Common stock, $0.001 par value; 70,000,000 shares authorized; 521,147 and 248,369 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	521	248
Additional paid-in capital	152,327,369	134,820,961
Distributions	(12,834,169)	(7,793,929)
Accumulated deficit	(32,424,328)	(16,727,700)
Accumulated other comprehensive income (loss)	2,331,457	(61,416)
Total Strategic Storage Trust VI, Inc. equity	109,418,396	110,253,789
Noncontrolling interests in our Operating Partnership	2,284,967	2,807,481
Total equity	111,703,363	113,061,270
Total liabilities, temporary equity and equity	$566,032,060	$279,744,919

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Self storage rental revenue	$4,487,714	$1,842,784	$8,375,141	$2,781,172
Ancillary operating revenue	46,441	30,334	78,616	44,906
Total revenues	4,534,155	1,873,118	8,453,757	2,826,078
Operating expenses:
Property operating expenses	2,067,652	934,796	3,868,833	1,413,069
Property operating expenses – affiliates	1,003,774	442,865	1,827,118	677,247
General and administrative	1,630,650	560,536	2,512,981	1,031,086
Depreciation	2,296,874	1,067,282	4,230,405	1,598,322
Intangible amortization expense	960,402	470,289	1,837,936	696,794
Acquisition expense – affiliates	142,727	127,024	280,899	257,162
Other property acquisition expenses	636,532	221,664	738,338	543,332
Total operating expenses	8,738,611	3,824,456	15,296,510	6,217,012
Operating loss	(4,204,456)	(1,951,338)	(6,842,753)	(3,390,934)
Other income (expense):
Interest expense	(3,438,534)	(780,683)	(6,563,722)	(1,189,976)
Interest expense – debt issuance costs	(603,077)	(504,041)	(811,620)	(587,688)
Derivative fair value adjustment	(104,453)	—	(104,453)	—
Other	144,823	(644)	150,205	(1,352)
Foreign currency adjustment	1,066,664	(313,113)	598,510	(163,835)
Net loss	(7,139,033)	(3,549,819)	(13,573,833)	(5,333,785)
Less: Distributions to preferred unitholders in our Operating Partnership	(93,333)	—	(271,250)	—
Less: Distributions to preferred stockholders	(2,087,500)	—	(2,087,500)	—
Less: Accretion of preferred equity costs	(174,072)	—	(189,920)	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	217,450	169,197	425,875	303,031
Net loss attributable to Strategic Storage Trust VI, Inc. common stockholders	$(9,276,488)	$(3,380,622)	$(15,696,628)	$(5,030,754)
Net loss per Class P share—basic and diluted	$(0.53)	$(0.31)	$(0.92)	$(0.55)
Net loss per Class A share—basic and diluted	$(0.53)	$(0.31)	$(0.92)	$(0.55)
Net loss per Class T share—basic and diluted	$(0.53)	$(0.31)	$(0.92)	$(0.55)
Net loss per Class W share—basic and diluted	$(0.53)	$(0.31)	$(0.92)	$(0.55)
Weighted average Class P shares outstanding—basic and diluted	10,953,437	10,636,369	10,917,182	8,948,264
Weighted average Class A shares outstanding—basic and diluted	2,177,481	181,845	2,052,715	91,425
Weighted average Class T shares outstanding—basic and diluted	3,953,677	111,933	3,651,993	56,276
Weighted average Class W shares outstanding—basic and diluted	471,366	29,278	391,750	14,706

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(7,139,033)	$(3,549,819)	$(13,573,833)	$(5,333,785)
Other comprehensive income:
Foreign currency translation adjustment	750,705	—	312,946	—
Interest rate swap contract gain	2,310,752	—	2,152,399	—
Other comprehensive income	3,061,457	—	2,465,345	—
Comprehensive loss	(4,077,576)	(3,549,819)	(11,108,488)	(5,333,785)
Comprehensive loss attributable to noncontrolling interests:
Comprehensive loss attributable to the noncontrolling interests in our Operating Partnership	126,079	169,197	353,403	303,031
Comprehensive loss attributable to Strategic Storage Trust VI, Inc. common stockholders	$(3,951,497)	$(3,380,622)	$(10,755,085)	$(5,030,754)

See notes to consolidated financial statements.

Strategic Storage Trust VI, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND TEMPORARY EQUITY

(UNAUDITED)

	Common Stock
	Class P		Class A		Class T		Class W						Total
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Strategic Storage Trust VI, Inc. Equity	Noncontrolling Interests in our Operating Partnership	Total Equity	Redeemable Common Stock	Preferred Equity in our Operating Partnership	Preferred Stock
Balance as of December 31, 2021	5,062,804	$5,063	—	$—	—	$—	—	$—	$40,737,265	$(985,132)	$(2,985,345)	$—	36,771,851	$3,767,683	$40,539,534	$329,158	$—	$—
Gross proceeds from issuance of common stock	5,430,060	5,430	—	—	—	—	—	—	52,604,231	—	—	—	52,609,661	—	52,609,661	—	—	—
Offering costs	—	—	—	—	—	—	—	—	(4,695,057)	—	—	—	(4,695,057)	—	(4,695,057)	—	—	—
Changes to redeemable common stock	—	—	—	—	—	—	—	—	(268,630)	—	—	—	(268,630)	—	(268,630)	268,630	—	—
Distributions	—	—	—	—	—	—	—	—	—	(892,243)	—	—	(892,243)	—	(892,243)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	(67,840)	(67,840)	—	—	—
Issuance of shares for distribution reinvestment plan	28,737	29	—	—	—	—	—	—	268,601	—	—	—	268,630	—	268,630	—	—	—
Net loss attributable to Strategic Storage Trust VI, Inc.	—	—	—	—	—	—	—	—	—	—	(1,650,132)	—	(1,650,132)	—	(1,650,132)	—	—	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	(133,834)	(133,834)	—	—	—
Balance as of March 31, 2022	10,521,601	10,522	—	—	—	—	—	—	88,646,410	(1,877,375)	(4,635,477)	—	82,144,080	3,566,009	85,710,089	597,788	—	—
Gross proceeds from issuance of common stock	109,890	110	572,182	572	668,360	668	86,436	86	14,445,929	—	—	—	14,447,365	—	14,447,365	—	—	—
Offering costs	—	—	—	—	—	—	—	—	(1,612,400)	—	—	—	(1,612,400)	—	(1,612,400)	—	—	—
Changes to redeemable common stock	—	—	—	—	—	—	—	—	(621,019)	—	—	—	(621,019)	—	(621,019)	621,019	—	—
Distributions	—	—	—	—	—	—	—	—	—	(1,636,351)	—	—	(1,636,351)	—	(1,636,351)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	(82,307)	(82,307)	—	—	—
Issuance of shares for distribution reinvestment plan	65,036	65	196	1	46	—	86	1	620,952	—	—	—	621,019	—	621,019	—	—	—
Issuance of restricted stock	—	—	1,250	1	—	—	—	—	—	—	—	—	1	—	1	—	—	—
Stock based compensation expense	—	—	—	—	—	—	—	—	12,912	—	—	—	12,912	—	12,912	—	—	—
Net loss attributable to Strategic Storage Trust VI, Inc.	—	—	—	—	—	—	—	—	—	—	(3,380,622)	—	(3,380,622)	—	(3,380,622)	—	—	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	(169,197)	(169,197)	—	—	—
Balance as of June 30, 2022	10,696,527	$10,697	573,628	$574	668,406	$668	86,522	$87	$101,492,784	$(3,513,726)	$(8,016,099)	$—	$89,974,985	$3,314,505	$93,289,490	$1,218,807	$—	$—

See notes to consolidated financial statements.

Strategic Storage Trust VI, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND TEMPORARY EQUITY (CONTINUED)

(UNAUDITED)

	Common Stock
	Class P		Class A		Class T		Class W						Total
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Strategic Storage Trust VI, Inc. Equity	Noncontrolling Interests in our Operating Partnership	Total Equity	Redeemable Common Stock	Preferred Equity in our Operating Partnership	Preferred Stock
Balance as of December 31, 2022	10,841,745	$10,842	1,766,539	$1,767	3,015,798	$3,016	248,369	$248	$134,820,961	$(7,793,929)	$(16,727,700)	$(61,416)	110,253,789	$2,807,481	$113,061,270	$2,873,848	$—	$—
Gross proceeds from issuance of common stock	—	—	294,558	294	673,565	674	140,638	141	11,096,021	—	—	—	11,097,130	—	11,097,130	—	—	—
Offering costs	—	—	—	—	—	—	—	—	(1,316,106)	—	—	—	(1,316,106)	—	(1,316,106)	—	—	—
Reimbursement of offering cost by Advisor	—	—	—	—	—	—	—	—	13,220	—	—	—	13,220	—	13,220	—	—	—
Changes to redeemable common stock	—	—	—	—	—	—	—	—	(974,931)	—	—	—	(974,931)	—	(974,931)	974,931	—	—
Distributions	—	—	—	—	—	—	—	—	—	(2,430,525)	—	—	(2,430,525)	—	(2,430,525)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	(84,089)	(84,089)	—	—	—
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(177,917)	—
Issuance of shares for distribution reinvestment plan	73,145	73	10,180	10	16,868	16	2,123	2	974,830	—	—	—	974,931	—	974,931	—	—	—
Stock based compensation expense	—	—	—	—	—	—	—	—	4,842	—	—	—	4,842	—	4,842	—	—	—
Gross proceeds from issuance of preferred equity in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	15,000,000	—
Preferred equity issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(189,920)	—
Accretion of preferred equity issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	15,848	—
Net loss attributable to Strategic Storage Trust VI, Inc.	—	—	—	—	—	—	—	—	—	—	(6,420,140)	—	(6,420,140)	—	(6,420,140)	—	177,917	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	(208,425)	(208,425)	—	—	—
Interest rate swap and cap contract loss	—	—	—	—	—	—	—	—	—	—	—	(153,361)	(153,361)	(4,992)	(158,353)	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(423,852)	(423,852)	(13,907)	(437,759)	—	—	—
Balance as of March 31, 2023	10,914,890	$10,915	2,071,277	$2,071	3,706,231	$3,706	391,130	$391	$144,618,837	$(10,224,454)	$(23,147,840)	$(638,629)	$110,624,997	$2,496,068	$113,121,065	$3,848,779	$14,825,928	$—
See notes to consolidated financial statements.

Strategic Storage Trust VI, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND TEMPORARY EQUITY (CONTINUED)

(UNAUDITED)

	Class P		Class A		Class T		Class W						Total
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Strategic Storage Trust VI, Inc. Equity	Noncontrolling Interests in our Operating Partnership	Total Equity	Redeemable Common Stock	Preferred Equity in our Operating Partnership	Preferred Stock
Balance as of March 31, 2023	10,914,890	$10,915	2,071,277	$2,071	3,706,231	$3,706	391,130	$391	$144,618,837	$(10,224,454)	$(23,147,840)	$(638,629)	110,624,997	$2,496,068	$113,121,065	$3,848,779	$14,825,928	$—
Gross proceeds from issuance of common stock	—	—	270,715	271	481,581	482	126,596	127	8,791,923	—	—	—	8,792,803	—	8,792,803	—	—	—
Offering costs	—	—	—	—	—	—	—	—	(1,100,021)	—	—	—	(1,100,021)	—	(1,100,021)	—	—	—
Reimbursement of offering cost by Advisor	—	—	—	—	—	—	—	—	11,900	—	—	—	11,900	—	11,900	—	—	—
Changes to redeemable common stock	—	—	—	—	—	—	—	—	(1,078,951)	—	—	—	(1,078,951)	—	(1,078,951)	1,078,951	—	—
Redemption of common stock	(10,811)	(11)	(4,990)	(5)	(3,400)	(3)	—	—	—	—	—	—	(19)	—	(19)	(178,024)	—	—
Distributions	—	—	—	—	—	—	—	—	—	(2,609,715)	—	—	(2,609,715)	—	(2,609,715)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	(85,022)	(85,022)	—	—	—
Issuance of shares for distribution reinvestment plan	75,101	75	12,243	12	22,443	22	3,421	3	1,078,839	—	—	—	1,078,951	—	1,078,951	—	—	—
Issuance of restricted stock	—	—	11,250	11	—	—	—	—	—	—	—	—	11	—	11	—	—	—
Stock based compensation expense	—	—	—	—	—	—	—	—	4,842	—	—	—	4,842	—	4,842	—	—	—
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(93,333)	—
Redemption of preferred equity in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(15,000,000)	—
Accretion of preferred equity issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	174,072	—
Distributions to preferred stockholders	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,087,500)
Gross proceeds from issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	150,000,000
Preferred stock issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,400,277)
Net loss attributable to Strategic Storage Trust VI, Inc.	—	—	—	—	—	—	—	—	—	—	(9,276,488)	—	(9,276,488)	—	(9,276,488)	—	93,333	2,087,500
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	(217,450)	(217,450)	—	—	—
Interest rate swap and cap contract gain	—	—	—	—	—	—	—	—	—	—	—	2,241,660	2,241,660	69,092	2,310,752	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	728,426	728,426	22,279	750,705	—	—	—
Balance as of June 30, 2023	10,979,180	$10,979	2,360,495	$2,360	4,206,855	$4,207	521,147	$521	$152,327,369	$(12,834,169)	$(32,424,328)	$2,331,457	$109,418,396	$2,284,967	$111,703,363	$4,749,706	$—	$148,599,723

See notes to consolidated financial statements.

STrategic Storage Trust VI, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(13,573,833)	$(5,333,785)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	6,068,341	2,295,116
Amortization of debt issuance costs	811,620	587,688
Stock based compensation expense related to issuance of restricted stock	9,684	12,912
Accretion of preferred equity costs	189,920	—
Derivative fair value adjustment	104,453	—
Unrealized foreign currency adjustment	(598,510)	163,835
Changes in operating assets and liabilities:
Other assets, net	(1,392,461)	(217,628)
Purchase of interest rate cap	(1,878,000)	—
Accounts payable and accrued liabilities	1,265,754	750,254
Due to affiliates	266,515	(194,024)
Net cash used in operating activities	(8,726,517)	(1,935,632)
Cash flows from investing activities:
Purchase of real estate facilities	(250,502,233)	(107,891,695)
Additions to real estate facilities	(3,576,484)	(293,960)
Deposits on acquisitions of real estate facilities	(74,210)	(160,000)
Investment in company owned life insurance	(911,541)	—
Investments in unconsolidated real estate ventures	(2,810,299)	(259,972)
Net cash used in investing activities	(257,874,767)	(108,605,627)
Cash flows from financing activities:
Proceeds from issuance of secured debt	179,324,261	88,637,702
Repayment of secured debt	(50,000,000)	(30,608,851)
Scheduled principal payments of secured debt	(545,444)	—
Prepaid debt issuance costs	(42,000)	—
Debt issuance costs	(1,415,112)	(1,100,911)
Gross proceeds from issuance of common stock	19,855,323	67,831,027
Offering costs	(1,929,766)	(6,193,648)
Proceeds from issuance of preferred equity in our Operating Partnership	15,000,000	—
Redemption of preferred equity in our Operating Partnership	(15,000,000)	—
Preferred equity in our Operating Partnership issuance costs	(189,920)	—
Gross proceeds from issuance of preferred stock	150,000,000	—
Preferred stock issuance costs	(1,400,277)	—
Redemption of common stock	(22,508)	—
Distributions paid to common stockholders	(2,910,055)	(1,279,865)
Distributions paid to noncontrolling interest in our Operating Partnership	(170,046)	(146,383)
Distributions paid to preferred unitholders in our Operating Partnership	(271,250)	—
Net cash provided by financing activities	290,283,206	117,139,071
Impact of foreign exchange rate changes on cash and restricted cash	(549,047)	—
Net change in cash, cash equivalents and restricted cash	23,132,875	6,597,812
Cash, cash equivalents and restricted cash, beginning of period	7,791,544	4,580,759
Cash, cash equivalents and restricted cash, end of period	$30,924,419	$11,178,571

STrategic Storage Trust VI, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

Supplemental disclosures and non-cash transactions:
Cash paid for interest	$7,204,354	$839,672
Real estate facilities in due to affiliates	$2,567,640	$—
Real estate facilities in accounts payable and accrued liabilities	$60,000	$—
Real estate and construction in process in accounts payable and accrued liabilities	$941,124	$—
Debt issuance costs in due to affiliates	$150,000	$—
Debt issuance costs in accounts payable and accrued liabilities	$49,082	$—
Proceeds from issuance of common stock in accounts payable and accrued liabilities	$(176,400)	$(1,124,000)
Offering costs included in accounts payable and accrued liabilities	$546,652	$466,781
Interest rate swap contracts in other assets	$1,994,683	$—
Foreign currency translation adjustment	$312,946	$—
Issuance of shares pursuant to distribution reinvestment plan	$2,053,882	$889,649
Distributions payable to common stockholders	$875,259	$561,217
Distributions payable to noncontrolling interests in our Operating Partnership	$28,030	$27,134
Distributions payable to Preferred stockholders	$2,087,500	$—
Redemption of common stock in accounts payable and accrued liabilities	$155,516	$—
Deposits applied to acquisition of real estate	$220,000	$—

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

We have no employees. Our Advisor, a Delaware limited liability company, was formed on October 7, 2020. Our Advisor is responsible for managing our affairs on a day-to-day basis and identifying and making acquisitions and investments on our behalf under the terms of an advisory agreement we entered into with our Advisor on February 26, 2021 (our “Private Offering Advisory Agreement”), which was amended and restated on March 17, 2022 (our "Advisory Agreement"). A majority of our officers are also officers of our Advisor, our Sponsor and SmartStop.

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

Prior to the termination of our Private Offering, approximately 10.6 million shares of Class P common stock were sold for gross offering proceeds of approximately $100.7 million. As of June 30, 2023, approximately 2.3 million Class A shares, approximately 4.2 million Class T shares and approximately 0.5 million Class W shares had been sold in the Public Offering for gross offering proceeds of approximately $23.9 million, approximately $41.5 million and approximately $4.8 million, respectively. Through our distribution reinvestment plan, we have issued approximately 0.4 million Class P shares, approximately 32,500 Class A shares, approximately 56,300 Class T shares and approximately 7,500 Class W shares for gross proceeds of approximately $4.9 million.

We have invested the net proceeds from our Private Offering and Public Offering primarily in self storage facilities consisting of both income-producing and growth properties located in the United States and Canada. As of June 30, 2023, we owned 24 operating self storage properties located in seven states (Arizona, Delaware, Florida, Nevada, Oregon, Pennsylvania and Washington) and three Canadian provinces (Alberta, British Columbia and Ontario) and two development properties in Florida and Ontario. For more information, see Note 3 - Real Estate Facilities.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

As of June 30, 2023, we owned 50% equity interests in three unconsolidated real estate ventures in two Canadian provinces (Ontario and Quebec) that are intended to be developed into self storage facilities, with subsidiaries of SmartCentres Real Estate Investment Trust (“SmartCentres”) owning the other 50% of such entities. For more information, see Note 4 - Investment in Unconsolidated Real Estate Ventures.

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

On March 10, 2021, SmartStop OP, L.P. (“SmartStop OP”), an affiliate of our Sponsor and the operating partnership of SmartStop, contributed $5.0 million to our Operating Partnership, in exchange for 549,451 units of limited partnership interest in our Operating Partnership (the “OP Investment”). The OP Investment was made net of sales commissions and dealer manager fees, but without giving effect to the early investor discounts available to purchasers of shares in the Private Offering. At the effective time of the OP Investment, SmartStop OP was admitted as a limited partner to our Operating Partnership. As of June 30, 2023, we owned approximately 97% of the common units of limited partnership interest of our Operating Partnership. The remaining approximately 3% of the common units are owned by SmartStop OP.

On January 30, 2023, we, our Operating Partnership, and an affiliate of our Sponsor (the “Preferred Investor”) entered into a Series A Cumulative Redeemable Preferred Unit Purchase Agreement (the “Preferred Unit Purchase Agreement”) pursuant to which our Operating Partnership issued and sold to the Preferred Investor, and the Preferred Investor purchased 600,000 Series A Cumulative Redeemable Preferred Units of Limited Partnership Interest (the “Preferred Units”) at a liquidation preference of $25.00 per unit (the “Liquidation Amount”) in consideration for the Preferred Investor making a capital contribution to our Operating Partnership in an amount of $15 million (the “Preferred Investment”). On May 2, 2023, we redeemed the full amount of Series A Preferred Units for an amount equal to $15 million plus the accrued and unpaid distributions. See Note 7 – Preferred Equity.

On May 1, 2023 (the “Commitment Date”), we entered into a preferred stock purchase agreement (the “Series B Purchase Agreement”) with Extra Space Storage LP (the “Investor”), a subsidiary of Extra Space Storage Inc. (NYSE: EXR), pursuant to which the Investor committed to purchase $150 million in preferred shares (the aggregate shares to be purchased, the “Preferred Shares”) of our new Series B Convertible Preferred Stock (the “Series B Convertible Preferred Stock”). The closing (the “ Closing”) in the amount of $150 million occurred on the Commitment Date and we incurred approximately $1.4 million in issuance costs related to the Series B Convertible Preferred Stock. See Note 7 - Preferred Equity.

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

JUNE 30, 2023

(Unaudited)

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

JUNE 30, 2023

(Unaudited)

liabilities of approximately $1.3 million and non controlling interest of approximately $4.6 million. There was no material impact on our net loss as a result of consolidation of our Operating Partnership on May 1, 2021.

As of June 30, 2023, we had not entered into any other contracts/interests that would be deemed to be variable interests in VIEs other than our joint ventures with SmartCentres, which are accounted for under the equity method of accounting. Please see Note 4 - Investments in Unconsolidated Real Estate Ventures. Other than the entities noted above, we do not currently have any material relationships with unconsolidated entities or financial partnerships.

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

The value of the tangible assets, consisting of land and buildings, is determined as if vacant. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. We recorded approximately $4.5 million and $1.8 million in intangible assets to recognize the value of in-place leases related to our acquisitions during the six months ended June 30, 2023 and 2022, respectively. We do not expect, nor to date have we recorded, intangible assets for the value

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent.

Allocation of purchase price to acquisitions of facilities are allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available.

Acquisitions that do not meet the definition of a business, as defined under current GAAP, are accounted for as asset acquisitions. During the six months ended June 30, 2023 and 2022, our acquisitions did not meet the definition of a business because substantially all of the fair value was concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) or because the acquisition did not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. As a result, once an acquisition is deemed probable, transaction costs are capitalized rather than expensed. During the six months ended June 30, 2023 and 2022, our acquisitions did not meet the definition of a business, and we capitalized approximately $9.2 million and $1.7 million, respectively, of acquisition-related transaction costs.

During the three months ended June 30, 2023 and 2022, we expensed approximately $0.8 million and $0.3 million, respectively, of acquisition-related transaction costs that did not meet our capitalization policy. During the six months ended June 30, 2023 and 2022, we expensed approximately $1.0 million and $0.8 million, respectively, of acquisition-related transaction costs that did not meet our capitalization policy.

Evaluation of Possible Impairment of Long-Lived Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets, including those held through joint ventures, may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. For the six months ended June 30, 2023 and 2022, no impairment losses were recognized.

Advertising Costs

Advertising costs are included in property operating expenses and general and administrative expenses, depending on the nature of the expense, in the accompanying consolidated statements of operations. These costs are expensed in the period in which the cost is incurred. The Company incurred advertising costs of approximately $0.6 million and $1.1 million for the three and six months ended June 30, 2023, respectively, and approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2022, respectively.

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

Allowance for Doubtful Accounts

Tenant accounts receivable is reported net of an allowance for doubtful accounts. Management records a general reserve estimate based upon a review of the current status of tenant accounts receivable. It is reasonably possible that management’s estimate of the allowance will change in the future. As of June 30, 2023 and December 31, 2022,

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

approximately $40,000 and $50,000, respectively, were recorded to allowance for doubtful accounts, and are included within other assets in the accompanying consolidated balance sheets.

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

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place leases. We are amortizing in-place leases on a straight-line basis over 18 months, the estimated average rental period for the leases. As of June 30, 2023, the gross amounts allocated to in-place lease intangibles were approximately $10.0 million and accumulated amortization of in-place lease intangibles totaled approximately $4.2 million. As of December 31, 2022, the gross amounts allocated to in-place lease intangibles were approximately $5.5 million and accumulated amortization of in-place lease intangibles totaled approximately $2.4 million.

The total estimated future amortization expense of intangible assets for the years ending December 31, 2023 and 2024 is approximately $2.7 million and $3.1 million, respectively.

Debt Issuance Costs

The net carrying value of costs incurred in connection with obtaining non revolving debt are presented on the consolidated balance sheets as a reduction of the related debt. Debt issuance costs are amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of June 30, 2023 and

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

December 31, 2022, accumulated amortization of debt issuance costs related to non revolving debt totaled approximately $0.3 million and $0.7 million, respectively. For the three and six months ended June 30, 2023, we expensed approximately $0.6 million and $0.8 million, respectively, and we expensed approximately $0.5 million and $0.6 million, for the three and six months ended June 30, 2022, respectively, in debt issuance cost.

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

JUNE 30, 2023

(Unaudited)

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

In addition, current accounting guidance requires, among other things, that financial instruments that represent a mandatory obligation of us to repurchase shares be classified as liabilities and reported at settlement value. For the six months ended June 30, 2023 and 2022, we received redemption requests totaling approximately $0.2 million and none, respectively. The redemption requests were included in accounts payable and accrued liabilities as of June 30, 2023 and fulfilled in July 2023.

Preferred Equity in our Operating Partnership

We classified our Series A Cumulative Redeemable Preferred Units (as defined in Note 7 – Preferred Equity) on our consolidated balance sheets using the guidance in ASC 480‑10‑S99. The Series A Cumulative Redeemable Preferred Units were redeemable by our Operating Partnership, in whole or in part, at the option of our Operating Partnership on or after the second anniversary of its issuance. Additionally, the holder could elect to redeem if any of the following events outside our control occur: i) change of control; ii) a breach of protective provisions; iii) upon the occurrence of monetary and other material defaults under secured property debt; and (iv) if we do not maintain our REIT status. As the shares were contingently redeemable, and under certain circumstances not solely within our control, we had classified our Series A Cumulative Redeemable Preferred Stock as temporary equity.

On May 2, 2023, the Preferred Investor waived the two year lock out clause on redemptions and the Operating Partnership redeemed all $15 million in Preferred Units and unpaid preferred distributions.

Preferred Equity

We classify our Series B Convertible Preferred Stock (as defined in Note 7 – Preferred Equity) on our consolidated balance sheets using the guidance in ASC 480‑10‑S99. The Series B Convertible Preferred Stock can be redeemed at our option on or after the third anniversary of its issuance. Additionally, the holder can elect to redeem if any of the following events outside our control occur: i) change of control; ii) a breach of protective provisions; iii) upon the occurrence of monetary and other material defaults under secured property debt; and (iv) if we do not maintain our REIT status. As the shares are contingently redeemable, and under certain circumstances not solely within our control, we have classified our Series B Convertible Preferred Stock as temporary equity.

We have analyzed whether the conversion features in our Series B Convertible Preferred Units should be bifurcated under the guidance in ASC 815-10 and have determined that bifurcation is not necessary.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

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

The table below summarizes our fixed rate notes payable at June 30, 2023 and December 31, 2022. The estimated fair value of financial instruments are subjective in nature and are dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of our fixed and variable rate notes payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. These assumptions are considered level 2 inputs within the fair value hierarchy. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

	June 30, 2023		December 31, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Secured Debt	$4,500,000	$4,800,000	$4,500,000	$4,800,000

As of June 30, 2023, we had interest rate swaps and an interest rate cap to hedge our interest rate exposure (See Notes 5 – Debt and 6 – Derivative Instruments). The valuation of these instruments were determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. The analyses reflect the

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including interest rate curves and implied volatilities. The fair value of the interest rate hedges were determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash payments.

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

Although we had determined that the majority of the inputs used to value our derivatives were within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivative utilized Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, through June 30, 2023, we had assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustment was not significant to the overall valuation of our derivative. As a result, we determined that our derivatives valuation in its entirety was classified in Level 2 of the fair value hierarchy.

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

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivatives are reported in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that hedged forecasted transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

Interest rate derivatives not designated as hedges for GAAP are not speculative and are used to manage our exposure to interest rate movements and other identified risks but we have elected not to apply hedge accounting. Changes in the fair value of interest rate derivatives not designated in hedging relationships are recorded in derivative fair value adjustment within our consolidated statements of operations.

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

JUNE 30, 2023

(Unaudited)

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

Uncertain tax positions may arise where tax laws may allow for alternative interpretations or where the timing of recognition of income is subject to judgment. Under ASC Topic 740, tax positions are evaluated for recognition using a more–likely–than–not threshold, and those tax positions requiring recognition are measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of June 30, 2023 and December 31, 2022, the Company had no uncertain tax positions. As of June 30, 2023 and December 31, 2022, the Company had no interest or penalties related to uncertain tax positions. Income taxes payable are classified within accounts payable and accrued liabilities in the consolidated balance sheets. The tax year 2021 remains open to examination by the major taxing jurisdictions to which we are subject.

Concentration

No single self storage customer represents a significant concentration of our revenues. For the month of June 2023, approximately 35%, 21%, and 16% of our rental income was concentrated in the Greater Toronto Area of Canada, Arizona and Florida, respectively. Our properties within the aforementioned geographic areas are dispersed therein, operating in multiple different regions and sub-markets.

Segment Reporting

Our business is composed of one reportable segment: self storage operations. Within our self storage operations segment, as of June 30, 2023 and December 31, 2022, approximately $308.2 million and $54.6 million, respectively, of our long-lived assets relate to our operations in Canada. For the six months ended June 30, 2023 and 2022 approximately $2.4 million and none, respectively, of our revenues in the self storage segment related to our operations in Canada.

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

Note 3. Real Estate Facilities

The following summarizes the activity in real estate facilities during the six months ended June 30, 2023:

Real estate facilities
Balance at December 31, 2022	$260,839,091
Facility acquisitions	248,841,711
Improvements and additions	1,557,429
Impact of foreign exchange rate changes	2,080,772
Balance at June 30, 2023	$513,319,003
Accumulated depreciation
Balance at December 31, 2022	$(5,093,282)
Depreciation expense	(4,205,242)
Impact of foreign exchange rate changes	(24,158)
Balance at June 30, 2023	$(9,322,682)

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

The following table summarizes the purchase price allocations for our acquisitions during the six months ended June 30, 2023:

Property	Acquisition Date	Real Estate Assets	Intangibles	Total(1)	2023 Revenue(2)	2023 Property Operating Income/(Loss)(2)(3)
Edmonton – AB	01/31/23	$11,198,071	$140,100	$11,338,171	$147,184	$2,310
North York – ONT	01/31/23	$39,306,884	$543,186	$39,850,070	$439,720	$101,722
Bradenton land - FL (4)	02/16/23	$1,390,987	$—	$1,390,987	$—	$—
Etobicoke land - ONT (5)	03/27/23	$1,749,931	$—	$1,749,931	$—	$—
Vancouver – BC	05/04/23	$32,913,632	$224,040	$33,137,672	$57,247	$(27,632)
Mississauga – ONT	06/19/23	$31,146,956	$1,016,426	$32,163,382	$62,738	$38,744
Mississauga II – ONT	06/19/23	$35,700,426	$227,843	$35,928,269	$13,820	$(17,583)
Burlington II – ONT	06/19/23	$18,900,250	$314,063	$19,214,313	$19,258	$(3,930)
Toronto – ONT	06/19/23	$38,989,580	$987,462	$39,977,042	$58,474	$33,752
Hamilton – ONT	06/19/23	$9,268,382	$305,678	$9,574,060	$21,347	$(3,949)
Woodbridge – ONT	06/19/23	$28,276,612	$749,364	$29,025,976	$50,702	$27,092
		$248,841,711	$4,508,162	$253,349,873	$870,490	$150,526

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
(4)
The Bradenton land is an undeveloped parcel of land adjacent to our property in Bradenton, Florida. We intend to expand our current self storage facility on the Bradenton land. Estimated development costs are approximately $5 million, which we expect to fund with a combination of net proceeds from our Primary Offering and/or potential future debt financing.
(5)
The Etobicoke land is an undeveloped parcel of land in Etobicoke, Ontario Canada. We intend to develop the Etobicoke land into a self storage facility. Estimated development costs are approximately CAD $20 million, which we expect to fund with a combination of net proceeds from our Primary Offering and/or potential future debt financing.

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

The Company's investments in unconsolidated real estate ventures is summarized as follows:

					Carrying Value of Investment
	Location	Date Real Estate Venture Acquired Land	Real Estate Venture Status	Equity Ownership %	June 30, 2023	December 31, 2022
Toronto	Toronto, Ontario	April 2021	Under development	50%	$3,985,248	$3,820,955
Toronto II	Toronto, Ontario	December 2021	Under development	50%	6,120,793	5,706,395
Dorval	Dorval, Quebec	February 2023	Under development	50%	2,497,506	—
					$12,603,547	$9,527,350

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

On April 19, 2021, our Operating Partnership (through its subsidiaries) and SmartCentres (through its subsidiaries) acquired an undeveloped tract of land located in Toronto, Ontario (the “Toronto Land”) from an unaffiliated third party. The Toronto Land is owned by a limited partnership in which we (through our subsidiaries) and SmartCentres (through its subsidiaries) are each a 50% limited partner and each have an equal ranking general partner. At closing, our Operating Partnership (through its subsidiaries) subscribed for 50% of the units of the limited partnership at an agreed upon subscription price of approximately CAD $4.25 million, representing a contribution equivalent to 50% of the purchase price of the Toronto Land. We expect that the limited partnership will develop the Toronto Land into a self storage facility (the “Toronto Property”). Our 50% share of estimated development costs are approximately CAD $8 million which is expected to be funded with debt proceeds.

On December 14, 2021, our Operating Partnership (through its subsidiaries) and SmartCentres (through its subsidiaries) acquired three parcels of land located in Toronto, Ontario (the “Toronto II Land”) from an unaffiliated third party. The Toronto II Land is owned by a limited partnership in which we (through our subsidiaries) and SmartCentres (through its subsidiaries) are each a 50% limited partner and each have an equal ranking general partner. At closing, our Operating Partnership (through its subsidiaries) subscribed for 50% of the units of the limited partnership at an agreed upon subscription price of approximately CAD $6.6 million, representing a contribution equivalent to 50% of the purchase price of the Toronto II Land. We expect that the limited partnership will develop the Toronto II Land into a self storage facility (the “Toronto II Property”). Our 50% share of estimated development costs are approximately CAD $11 million which is expected to be funded with debt proceeds.

On February 21, 2023, our Operating Partnership (through its subsidiaries) and SmartCentres (through its subsidiaries) acquired an undeveloped tract of land located in Dorval, Quebec (the “Dorval Land”) from an unaffiliated third party. The Dorval Land is owned by a limited partnership in which we (through our subsidiaries) and SmartCentres (through its subsidiaries) are each a 50% limited partner and each have an equal ranking general partner. At closing, our Operating Partnership (through its subsidiaries) subscribed for 50% of the units of the limited partnership at an agreed upon subscription price of approximately CAD $3.0 million, representing a contribution equivalent to 50% of the purchase price of the Dorval Land. We expect that the limited partnership will develop the Dorval Land into a self storage facility (the “Dorval Property”). Our 50% share of estimated development costs are approximately CAD $12 million which is expected to be funded with debt proceeds.

Note 5. Debt

The Company’s secured debt is summarized as follows:

Debt	June 30, 2023	December 31, 2022	Interest Rate		Maturity Date
Huntington Credit Facility	$107,574,000	$95,091,351	7.75%	(1)	11/30/2025
Skymar Loan	4,800,000	4,800,000	4.125%		8/1/2024
SmartStop Delayed Draw Mezzanine Loan	—	35,000,000	—		N/A
National Bank of Canada - Burlington Loan	12,078,974	12,055,230	7.52%	(2)	9/20/2025
National Bank of Canada - Cambridge Loan	11,392,197	11,439,000	7.52%	(3)	12/20/2025
National Bank of Canada - North York Loan	18,867,500	—	7.67%	(4)	1/31/2025
Bank of Montreal Loan	16,320,388	—	7.77%	(5)	5/4/2025
First National Loan	6,645,134	—	8.85%	(6)	5/18/2025
National Bank of Canada - Ontario Loan	95,997,840	—	7.87%	(7)	6/15/2025
SmartStop Bridge Loan	15,000,000	—	8.09%		12/31/2023
Debt issuance costs, net	(2,417,739)	(1,216,158)
Total Secured Debt	$286,258,294	$157,169,423

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

(1)
This variable rate loan encumbers 12 properties (Phoenix I, Phoenix II, Surprise, Bradenton, Apopka, Vancouver WA, Portland, Newark, Levittown, Chandler, St. Johns and Oxford). We entered into interest rate swap agreements and an interest rate cap that fixes SOFR at 3.39% until the maturity of the loan.
(2)
This variable rate loan encumbers our Burlington, ONT property and the amount shown above is in USD based on the foreign exchange rate in effect as of June 30, 2023 and December 31, 2022, respectively. We entered into an interest rate swap agreement that fixes CDOR at 4.02% until the maturity of the loan.
(3)
This variable rate loan encumbers our Cambridge, ONT property and the amount shown above is in USD based on the foreign exchange rate in effect as of June 30, 2023 and December 31, 2022, respectively. We entered into an interest rate swap agreement that fixes CDOR at 3.83% until the maturity of the loan.
(4)
This variable rate loan encumbers our North York, ONT property and the amount shown above is in USD based on the foreign exchange rate in effect as of June 30, 2023. We entered into an interest rate swap agreement that fixes CDOR at 3.79% until the maturity of the loan.
(5)
This variable rate loan encumbers our Vancouver, BC property and the amount shown above is in USD based on the foreign exchange rate in effect as of June 30, 2023. We entered into an interest rate swap agreement that fixes CDOR at 4.47% until the maturity of the loan.
(6)
This variable rate loan encumbers our Edmonton, AB property and the amount shown above is in USD based on the foreign exchange rate in effect as of June 30, 2023.
(7)
This variable rate loan encumbers our Ontario Portfolio and the amount shown above is in USD based on the foreign exchange rate in effect as of June 30, 2023. We entered into an interest rate swap agreement that fixes CDOR at 4.73% until the maturity of the loan.

The weighted average interest rate on our consolidated debt, excluding the impact of our interest rate hedging activities, as of June 30, 2023 was approximately 7.75%.

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

On April 13, 2023, we entered into an amendment and joinder to the Huntington Credit Facility to: (i) increase the borrowing capacity up to approximately $107.6 million; (ii) extend the maturity date by one-year until November 30, 2025; (iii) add two additional special purpose entities as borrowers under the Huntington Credit Facility (the “Additional Borrowers” and together with the Initial Borrower, the “Borrower”); and (iv) modify certain other covenants. In connection

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

with such amendment and joinder, we, through the Additional Borrowers, added the St. Johns and Oxford properties owned by the Additional Borrowers to the Huntington Credit Facility and drew approximately $12.5 million.

In conjunction with the amendment to the Huntington Credit Facility, we entered into an interest rate swap agreement with a notional amount of $60.0 million, whereby Secured Overnight Financing Rate ("SOFR") is fixed at 4.01% through the maturity of the Huntington Credit Facility. On April 13, 2023, we entered into an interest rate cap agreement with a notional amount of $47.6 million, whereby SOFR is capped at 2.6% through the maturity of the Huntington Credit Facility.

The Huntington Credit Facility is a term loan that has a maturity date of November 30, 2025, which may, in certain circumstances, be extended at the option of the Borrower until November 30, 2027. Payments due under the Huntington Credit Facility are interest-only during the initial term of the loan.

The amounts outstanding under the Huntington Credit Facility bear interest at a variable rate equal to the 1 month Term SOFR plus 2.61%, adjusted monthly, with a floor of 3.25%. As of June 30, 2023, the interest rate on the Huntington Credit Facility was 7.75%. The loan may be prepaid in whole or in part, without penalty or premium, at any time, subject to certain conditions as set forth in the Credit Agreement.

The Credit Agreement contains certain customary representations and warranties, affirmative, negative and financial covenants, borrowing conditions, and events of default. We serve as a limited recourse guarantor with respect to the Huntington Credit Facility. In particular, the financial covenants include a minimum debt service coverage ratio and minimum net worth and liquid assets requirements applicable to us and our Operating Partnership as guarantors. As of June 30, 2023, we are in compliance with all such covenants.

Huntington Bridge Loan

On April 26, 2022, in connection with the acquisition of the Levittown and Newark Properties, we, through an indirect, wholly-owned subsidiary of our Operating Partnership, entered into a term loan agreement (the “Huntington Bridge Loan Agreement”) with Huntington National Bank, for approximately $30.6 million (the “Huntington Bridge Loan”). The Huntington Bridge Loan was secured by a deed of trust on the Levittown, Newark and Portland Properties. We and our Operating Partnership served as limited guarantors with respect to the Huntington Bridge Loan. The interest rate on the Huntington Bridge Loan was equal to SOFR plus 2.61%, adjusted monthly, with a floor of 3.25%. Payments on the Huntington Bridge Loan were interest only until July 25, 2022, which was the initial maturity date. On May 26, 2022, in connection with a draw on the Huntington Credit Facility, the Huntington Bridge Loan was repaid and terminated in accordance with the Huntington Bridge Loan Agreement without fees or penalties.

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

The amount outstanding under the Skymar Loan bears interest at an annual fixed rate equal to 4.125%. The loan may be prepaid in whole, but not in part, at any time, subject to certain conditions as set forth in the Skymar Loan Agreement. The loan documents contain agreements; representations; warranties and borrowing conditions; reserve requirements and events of default. In addition, and pursuant to the terms of the limited recourse guaranty, we serve as a non-recourse guarantor with respect to the Skymar Loan.

Loans from SmartStop OP, L.P.

SmartStop Delayed Draw Mezzanine Loan

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

JUNE 30, 2023

(Unaudited)

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

SmartStop Bridge Loan

On June 15, 2023, in connection with the acquisition of the Ontario Portfolio, we, through a wholly-owned subsidiary of our Operating Partnership (the “Bridge Loan Borrower”), entered into a bridge loan agreement (the “SmartStop Bridge Loan Agreement”) with SmartStop OP for $15.0 million (the “SmartStop Bridge Loan”). The SmartStop Bridge Loan required a commitment fee equal to 1.0% of the amount drawn at closing. The obligations of the Bridge Loan Borrower under the SmartStop Bridge Loan Agreement are unsecured. The proceeds of the SmartStop Bridge Loan were used to partially fund the acquisition of the Ontario Portfolio.

Pursuant to the SmartStop Bridge Loan Agreement, the amounts outstanding under the SmartStop Bridge Loan bear a floating rate equal to SOFR plus 3.00%. As of June 30, 2023, the interest rate on the SmartStop Bridge Loan was 8.09%. The SmartStop Bridge Loan has an initial maturity date of December 31, 2023, which may be extended until December 31, 2024 at the option of the Bridge Loan Borrower upon payment of an extension fee equal to $37,500 and an increase to the interest rate of 1.00%. Payments under the SmartStop Bridge Loan are interest-only and payable monthly. The SmartStop Bridge Loan may be prepaid either in whole or in part, at any time, without penalty or premium.

The SmartStop Bridge Loan contains customary affirmative and negative covenants, agreements, representations, warranties and borrowing conditions, and events of default.

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

JUNE 30, 2023

(Unaudited)

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

The National Bank of Canada Burlington Loan Agreement also contains a debt service coverage ratio covenant and customary affirmative, negative and financial covenants; agreements; representations; warranties and borrowing conditions; and events of default all as set forth in such loan agreement. As of June 30, 2023, we were in compliance with such covenants.

National Bank of Canada - Cambridge Loan

On December 20, 2022, in connection with the acquisition of the property in Cambridge, Ontario (the “Cambridge Property”), we, through a special purpose entity formed to acquire and hold the Cambridge Property, entered into a term loan with National Bank of Canada (the “National Bank of Canada - Cambridge Loan”) for CAD $15.5 million, which is secured by a deed of trust on the Cambridge Property. Under the terms of the loan agreement (the “National Bank of Canada Cambridge Loan Agreement”) the interest rate is equal to the one month CDOR, plus 2.25%. In addition, we entered into an interest rate swap agreement with a notional amount of CAD $15.5 million, whereby the CDOR is fixed at 3.83% through the maturity of the loan. The National Bank of Canada - Cambridge Loan has a maturity date of December 20, 2025, and monthly payments are interest-only for the first four quarters, payable monthly and payments of principal and interest, calculated using 25 year amortization, are due monthly after. In addition, we serve as a full recourse guarantor with respect to the National Bank of Canada - Cambridge Loan. On May 10, 2023, we made a CAD $0.4 million paydown of the outstanding loan balance in accordance with the loan agreement.

The National Bank of Canada Cambridge Loan Agreement also contains a debt service coverage ratio covenant and customary affirmative, negative and financial covenants; agreements; representations; warranties and borrowing conditions; and events of default all as set forth in such loan agreement. As of June 30, 2023, we were in compliance with such covenants.

National Bank of Canada – North York Loan

On January 31, 2023, in connection with the acquisition of the property in North York, Ontario (the “North York Property”), we, through a special purpose entity formed to acquire and hold the North York Property, entered into a term loan with National Bank of Canada (the “National Bank of Canada - North York Loan”) for CAD $25.0 million, which is secured by a deed of trust on the North York Property. Under the terms of the loan agreement (the “National Bank of Canada North York Loan Agreement”) the interest rate is equal to the one month CDOR, plus 2.40%. In addition, we entered into an interest rate swap agreement with a notional amount of CAD $25.0 million, whereby the CDOR is fixed at 3.79% through the maturity of the loan. The National Bank of Canada - North York Loan also has a maturity date of January 31, 2025. The National Bank of Canada - North York Loan is interest-only for the first year, payable monthly, and payments of principal and interest, calculated using a 25 year amortization, are due monthly after. In addition, we serve as a full recourse guarantor with respect to the National Bank of Canada - North York Loan.

The National Bank of Canada North York Loan Agreement also contains a debt service coverage ratio covenant and customary affirmative, negative and financial covenants; agreements; representations; warranties and borrowing conditions; and events of default all as set forth in such loan agreement. As of June 30, 2023, we were in compliance with such covenants.

Bank of Montreal Loan

On May 4, 2023, in connection with the acquisition of the Vancouver, BC Property, we, through a special purpose entity formed to acquire and hold the Vancouver, BC Property, entered into a term loan with Bank of Montreal (the “Bank of Montreal Loan”) for approximately CAD $21.6 million, which is secured by a deed of trust on the Vancouver, BC Property. Under the terms of the loan agreement (the “Bank of Montreal Loan Agreement”) the interest rate is equal to the one-month

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

CDOR, plus 2.50%. In addition, we entered into an interest rate swap agreement with a notional amount of approximately CAD $21.6 million, whereby the CDOR is fixed at 4.47% through the maturity of the loan. The Bank of Montreal Loan also has an initial term of two years, maturing on May 4, 2025 with a one year extension option. The Bank of Montreal Loan is interest-only over the initial term of the loan.

The Bank of Montreal Loan Agreement contains a debt service coverage ratio covenant and customary affirmative, negative and financial covenants, agreements, representations, warranties and borrowing conditions, and events of default. We serve as full recourse guarantor with respect to the Bank of Montreal Loan. As of June 30, 2023, we are in compliance with all such covenants.

First National Loan

On May 19, 2023, we, through a wholly-owned subsidiary of our Operating Partnership, entered into a term loan with First National Financial LP (the “First National Loan”) for approximately CAD $8.8 million. The First National Loan is secured by a deed of trust on the Edmonton Property.

Pursuant to the terms of the loan agreement for the First National Loan (the “First National Loan Agreement”), the amounts outstanding under the First National Loan bear a floating rate equal to the Royal Bank of Canada Prime Rate, plus 1.90%. As of June 30, 2023, the interest rate on the First National Loan was approximately 8.85%. The First National Loan has an initial term of two years and an initial maturity date of May 18, 2025. Payments under the First National Loan are interest-only and payable monthly.

The loan may be prepaid in whole, but not in part, at any time, subject to certain conditions as set forth in the First National Loan Agreement. The loan documents contain agreements; representations; warranties and borrowing conditions; reserve requirements and events of default. In addition, and pursuant to the terms of the limited recourse guaranty, we serve as a full recourse guarantor with respect to the First National Loan. As of June 30, 2023, we are in compliance with all such covenants.

National Bank of Canada – Ontario Loan

On June 15, 2023, in connection with the acquisition of the Ontario Portfolio (the “Ontario Portfolio”), we, through certain wholly-owned subsidiaries of our Operating Partnership, entered into a CAD $127.2 million financing with National Bank of Canada (the “National Bank of Canada - Ontario Loan”). The National Bank of Canada - Ontario Loan is secured by first mortgage of each of the six properties that comprise the Ontario Portfolio. The proceeds of the National Bank of Canada - Ontario Loan were used to partially fund the acquisition of the Ontario Portfolio.

Pursuant to the loan agreement (the “National Bank of Canada Ontario Loan Agreement”) the interest rate is equal to the one month CDOR, plus 2.60%. In addition, we entered into an interest rate swap agreement with a notional amount of CAD $127.2 million, whereby the CDOR is fixed at 4.73% through the maturity of the loan. The National Bank of Canada - Ontario Loan also has a maturity date of June 15, 2025. The National Bank of Canada - Ontario Loan is interest-only for the first year, payable monthly, and payments of principal and interest, calculated using a 25 year amortization, are due monthly after. In addition, we serve as a full recourse guarantor with respect to the National Bank of Canada - Ontario Loan.

The National Bank of Canada Ontario Loan Agreement contains an interest reserve requirement and a modified debt service coverage ratio covenant applicable to the Borrowers whereby the collateral properties must, in general, have a modified debt service coverage ratio of not less than 1.30 to 1.00. The National Bank of Canada Ontario Loan Agreement also contains customary affirmative, negative and financial covenants, agreements, representations, warranties and borrowing conditions, and events of default. As of June 30, 2023, we were in compliance with such covenants.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

The following table presents the future principal payment requirements on our outstanding secured debt as of June 30, 2023:

2023	$15,358,887
2024	8,601,774
2025	264,715,372
Thereafter	—
Total payments	288,676,033
Debt issuance costs, net	(2,417,739)
Total	$286,258,294

Note 6. Derivative Instruments

Interest Rate Derivatives

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we use interest rate swaps and caps as part of our interest rate risk management strategy. The effective portion of the change in the fair value of the derivative that qualifies as a cash flow hedge is recorded in accumulated other comprehensive income (loss) (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt.

Interest rate derivatives not designated as hedges for GAAP are not speculative and are used to manage our exposure to interest rate movements and other identified risks but we have elected not to apply hedge accounting. Changes in the fair value of interest rate derivatives not designated in hedging relationships are recorded in derivative fair value adjustment within our consolidated statements of operations.

The following table summarizes the terms of our derivative financial instruments as of June 30, 2023:

	Notional Amount	Strike	Effective Date	Maturity Date
Interest Rate Derivative:
CDOR Swap - Burlington Loan (1)	$16,005,000	4.02%	September 27, 2022	September 20, 2025
CDOR Swap - Cambridge Loan (1)	$15,095,000	3.83%	December 20, 2022	December 22, 2025
CDOR Swap - North York Loan (1)	$25,000,000	3.79%	January 31, 2023	February 2, 2026
SOFR Swap - Huntington Credit Facility I (2)	$38,000,000	4.01%	April 12, 2023	November 28, 2025
SOFR Swap - Huntington Credit Facility II (2)	$22,000,000	4.01%	April 12, 2023	November 28, 2025
SOFR Cap - Huntington Credit Facility (2)	$47,574,000	2.60%	April 13, 2023	November 28, 2025
CDOR Swap - Bank of Montreal Loan (1)	$21,625,000	4.47%	May 4, 2023	May 4, 2026
CDOR Swap - Ontario Loan (3)	$127,200,000	4.73%	June 15, 2023	June 15, 2026

(1)
Notional amount is denominated in CAD and has been designated as a cash flow hedge.
(2)
Notional amount is denominated in USD and has been designated as a cash flow hedge.
(3)
Notional amount is denominated in CAD and we have elected not to apply hedge accounting.

The following table presents a gross presentation of the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets:

	Asset/Liability Derivatives Fair Value
	June 30, 2023	December 31, 2022
Interest Rate Derivatives
Other assets	$4,002,624	$126,864
Accounts payable and accrued liabilities	104,453	—

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

The following table presents the effects of our derivative financial instruments on our consolidated statements of operations for the periods presented:

	Location of amounts reclassified from OCI into income
	Gain (loss) recognized in OCI			Gain (loss) reclassified from OCI
	Three Months Ended June 30,
Type	2023	2022		2023	2022
Interest Rate Swaps	$2,012,970	$—	Interest Expense	$266,325	$—
Interest Rate Caps	$663,616	$—	Interest Expense	$98,841	$—
	$2,676,586	$—		$365,166	$—

	Location of amounts reclassified from OCI into income
	Gain (loss) recognized in OCI			Gain (loss) reclassified from OCI
	For the Six Months Ended June 30,
Type	2023	2022		2023	2022
Interest Rate Swaps	$1,938,251	$—	Interest Expense	$353,498	$—
Interest Rate Caps	$663,616	$—	Interest Expense	$98,841	$—
	$2,601,867	$—		$452,339	$—

Based upon the forward rates in effect as of June 30, 2023, we estimate that approximately $2.0 million related to our qualifying cash flow hedges will be reclassified to reduce interest expense during the next 12 months.

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

JUNE 30, 2023

(Unaudited)

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

Issuance of Preferred Stock of Our Company

On May 1, 2023, we issued $150 million in shares (the “Shares”) of our new Series B Convertible Preferred Stock (the “Series B Preferred Stock”) pursuant to a preferred stock purchase agreement (the “Series B Preferred Stock Purchase Agreement”) with Extra Space Storage LP (the “Investor”), a subsidiary of Extra Space Storage Inc. (NYSE: EXR). We paid the Investor an investment fee equal to 0.50% of the aggregate Purchase Price at the closing.

The Series B Preferred Stock Purchase Agreement provides that the purchase price for the Shares shall be equal to $1,000 per share (the “Purchase Price”). The terms of the Series B Preferred Stock, including the preferences, conversion and other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms and conditions of redemption, are set forth in the articles supplementary for the Series B Preferred Stock (the “Series B Articles Supplementary”), which are described in more detail below.

In connection with the issuance of the Series B Preferred Stock, and in certain other limited circumstances, we permitted the Investor, or any entity that beneficially owns or constructively owns shares of our stock as a result of the Investor’s ownership of Series B Preferred Stock, to beneficially own and constructively own the Series B Preferred Stock issued to the Investor pursuant to the Series B Preferred Stock Purchase Agreement and any Class A Common Stock issued upon conversion of the Series B Preferred Stock.

We primarily used the net proceeds from the issuance of the Shares to repay the SmartStop Delayed Draw Mezzanine Loan, to redeem the Series A Preferred Units of our Operating Partnership, to finance the acquisitions of the Vancouver Property and Ontario Portfolio, to fund development and improvement pipelines, for working capital and for other general corporate purposes.

Articles Supplementary

On May 1, 2023, in connection with the issuance of the Series B Preferred Stock, we filed the Series B Articles Supplementary with the State Department of Assessments and Taxation of Maryland, to classify and designate 150,000 authorized but unissued shares of preferred stock as the “Series B Convertible Preferred Stock.” The Series B Articles Supplementary sets forth the key terms of the Series B Preferred Stock which are summarized below.

As set forth in the Series B Articles Supplementary, the Series B Preferred Stock ranks senior to all other classes of our capital stock, including the Class A common stock (“Class A Common Stock”), Class P common stock, Class T common stock and Class W common stock (collectively, the “Common Stock”), with respect to rights to receive dividends and to participate in distributions or payments upon any voluntary or involuntary liquidation, dissolution or winding up. Dividends payable on each share of Series B Preferred Stock will initially be equal to a rate of 8.35% per annum. If the Series B Preferred Stock has not been redeemed on or prior to the fifth anniversary of the issuance of the Shares pursuant to the Series B Preferred Stock Purchase Agreement, the dividend rate will increase an additional 0.75% per annum each year thereafter to a maximum of 11.0% per annum until the tenth anniversary of the issuance of the Shares pursuant to the Series B Preferred

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

Stock Purchase Agreement, at which time the dividend rate shall increase 0.75% per annum each year thereafter until the Series B Preferred Stock is redeemed or repurchased in full.

Upon any voluntary or involuntary liquidation, dissolution or winding up, the holders of Series B Preferred Stock will be entitled to receive a payment equal to the greater of (i) the aggregate Purchase Price of all outstanding Shares (the “Series B Preferred Stock Liquidation Amount”), plus an amount equal to any accrued and unpaid dividends and other distributions (whether or not accumulated or authorized and declared) to the date of payment and (ii) the amount that that would have been payable had the Shares been converted into Common Stock pursuant to the terms of the Series B Articles Supplementary immediately prior to such liquidation.

Subject to certain additional redemption rights, as described herein, we have the right to redeem the Series B Preferred Stock for cash at any time following the third anniversary of the issuance of the Shares pursuant to the Series B Preferred Stock Purchase Agreement. The amount of such redemption will be equal to the aggregate Purchase Price of all outstanding Shares, plus applicable redemption premium as set forth in the Series B Articles Supplementary (together, the “Redemption Price”) and an amount equal to any accrued and unpaid dividends and distributions on the Series B Preferred Stock (whether or not accumulated or authorized and declared) up to the redemption date. Upon the listing of Common Stock on a national securities exchange (the “Listing”), we have the right to redeem any or all outstanding Series B Preferred Stock at an amount equal to the greater of (i) the amount that the holders of such Shares would have received had such Shares been converted into Common Stock pursuant to the terms of the Series B Articles Supplementary immediately prior to the initial Listing, and then all of such Shares had been sold in the initial Listing, up to the Conversion Value Limitation (as described herein), or (ii) the Redemption Price, in each case, plus an amount equal to any accrued and unpaid dividends and distributions on the Series B Preferred Stock (whether or not accumulated or authorized and declared) up to the date of initial Listing. The Conversion Value Limitation is an amount per share determined using an as-converted value limitation equal to a premium of $40 million if any or all 150,000 shares of Series B Preferred Stock are issued and outstanding. Upon a change of control event, we have the right to redeem any or all outstanding Series B Preferred Stock at an amount equal to the greater of (i) the amount that the holders of such Shares would have received had the Shares been converted into Common Stock pursuant to the terms of the Series B Articles Supplementary immediately prior to such change of control, up to the Conversion Value Limitation or (ii) the Redemption Price, in each case, plus an amount equal to any accrued and unpaid dividends and distributions up to the redemption date. In addition, subject to certain cure provisions, if we fail to maintain our status as a real estate investment trust, the holders of Series B Preferred Stock have the right to require us to repurchase the Series B Preferred Stock at an amount equal to the Redemption Price plus an amount equal to any accrued and unpaid dividends and distributions on the Series B Preferred Stock (whether or not accumulated or authorized and declared) up to the redemption date.

At any time after the earlier to occur of (i) the third anniversary of the issuance of the Shares is issued pursuant to the Series B Preferred Stock Purchase Agreement or (ii) 180 days after an initial Listing, the holders of Series B Preferred Stock have the right to convert any or all of the Series B Preferred Stock held by such holders into Class A Common Stock at a rate per share equal to the quotient obtained by dividing the Series B Preferred Stock Liquidation Amount, plus an amount equal to any accrued and unpaid dividends or other distributions (whether or not accumulated or authorized and declared), by the conversion price. The conversion price is initially $11.00, and may be adjusted in connection with stock splits, stock dividends and other similar transactions. In no event will the value of the Class A Common Stock issued by us upon conversion of the Series B Preferred Stock into Class A Common Stock exceed the Conversion Value Limitation.

The holders of Series B Preferred Stock are not entitled to vote on any matter submitted to a vote of our stockholders, except that in the event that the dividend for the Series B Preferred Stock has not been paid for at least four quarterly dividend periods (whether or not consecutive), the holders of Series B Preferred Stock have the right to vote together with the holders of Common Stock as a single class on any matter submitted to a vote of our stockholders. The number of votes applicable to a share of Series B Preferred Stock will be equal to the number of shares of Class A Common Stock into which a share of Series B Preferred Stock could have been converted as of the record date set for purposes of such stockholder vote. This foregoing limited voting right shall cease when all past dividend periods have been paid in full. In addition, the affirmative vote of the holders of a majority of the outstanding shares of Series B Preferred Stock is required in certain customary circumstances, as well as other circumstances, such as (i) our real estate portfolio exceeding a leverage ratio of 60% loan-to-value, (ii) entering into certain transactions with our Chief Executive Officer as of the date of the Purchase Agreement, or any entities in which such person has a controlling interest (excluding certain self-storage real estate programs sponsored by our sponsor or us), (iii) effecting a merger (or similar) transaction with an entity whose assets are not at least 80% self storage related, (iv) entering into any line of business other than self storage and ancillary businesses, unless such ancillary business represents revenues of less than 10% of the our revenues for our last fiscal year and (v) permitting any individual other than H. Michael Schwartz to (A) serve as our Chairman or any similar role or (B) otherwise perform any of the duties typically performed by Mr. Schwartz in his capacity as Chairman as of the date of the Series B Preferred Stock Purchase Agreement.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

Investor's Right Agreement

On May 1, 2023, concurrent with our entry into the Series B Preferred Stock Purchase Agreement, we and the Investor entered into an investors’ rights agreement (the “Investors’ Rights Agreement”). Pursuant to the Investors’ Rights Agreement, the Investor has the right to request us to register for resale under the Securities Act of 1933, as amended, shares of the Class A Common Stock issued to the Investor upon conversion of the Shares acquired pursuant to the Series B Preferred Stock Purchase Agreement, subject to certain limitations. After the first anniversary of the issuance of the Shares, the Investor may request up to four demand registrations for an amount of shares equal to at least $15 million each. We will use our reasonable best efforts to (i) file a registration statement on Form S-3 within 30 days of such request (or a registration statement on Form S-11 or such other appropriate form within 60 days of such request) and (ii) cause such registration statement to become effective as promptly as practicable thereafter. The Investors’ Rights Agreement also grants the Investor certain “piggyback” registration rights.

Further Amendment to our Operating Partnership Agreement

On May 1, 2023, concurrent with our entry into the Series B Preferred Stock Purchase Agreement, we and the Operating Partnership entered into Amendment No. 2 to the Second Amended and Restated Limited Partnership Agreement of the Operating Partnership, which amended the Second Amended and Restated Limited Partnership Agreement of the Operating Partnership, as amended (the “Operating Partnership Agreement”), to create Series B Convertible Preferred Units having economic terms and designations, powers, preferences, rights and restrictions that are substantially similar to the Series B Preferred Stock and are summarized below:

Distribution Rate: Outstanding Series B Convertible Preferred Units will receive current distributions at a rate of 8.35% per annum on the liquidation amount of such Series B Convertible Preferred Units, payable monthly and calculated on an actual/360 basis. If any Series B Convertible Preferred Units have not been redeemed on or prior to the fifth anniversary of the issuance of such Series B Convertible Preferred Units, the distribution rate will increase an additional 0.75% per annum each year thereafter to a maximum of 11.0% per annum until the tenth anniversary of the issuance of such Series B Convertible Preferred Units, at which time the distribution rate shall increase 0.75% per annum each year thereafter until the Series B Convertible Preferred Units are redeemed or repurchased in full.

Liquidation Rights: Upon any voluntary or involuntary liquidation, dissolution or winding up of the Operating Partnership, the holders of Series B Convertible Preferred Units will be entitled to receive a payment equal to the greater of (i) the liquidation amount of such Series B Convertible Preferred Units, plus an amount equal to any accrued and unpaid distributions (whether or not accumulated or authorized and declared) to the date of payment and (ii) the amount that that would have been payable had such Series B Convertible Preferred Units been converted into common units of our Operating Partnership immediately prior to such liquidation.

Redemptions; Repurchases: In connection with any redemption of shares of Series B Preferred Stock, our Operating Partnership shall redeem, on the date of such redemption, an equal number Series B Convertible Preferred Units in exchange for an amount of cash equal to the amount of cash, if any, paid to redeem the shares of Series B Preferred Stock.

Conversion Rights: In the event that any share of Series B Preferred Stock is converted into shares of any class of our common stock, our Operating Partnership shall convert, on the date of such conversion, an equal number of Series B Convertible Preferred Units into common units of our Operating Partnership at the same conversion rate at which such shares of Series B Preferred Stock are convertible into such class of common stock.

As of June 30, 2023, there were 150,000 Preferred Shares outstanding with an aggregate liquidation preference of approximately $152.1 million, which consists of $150 million from the initial closing and approximately $2.1 million of accumulated and unpaid distributions.

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

JUNE 30, 2023

(Unaudited)

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

Our Advisory Agreement provides for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us. Beginning four fiscal quarters after commencement of the Public Offering, pursuant to our Advisory Agreement, our Advisor will be required to pay or reimburse us the amount by which our aggregate annual operating expenses, as defined, exceed the greater of 2% of our average invested assets or 25% of our net income, as defined, unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For any fiscal quarter for which total operating expenses for the 12 months then ended exceed the limitation, we will disclose this fact in our next quarterly report or within 60 days of the end of that quarter and send a written disclosure of this fact to our stockholders. In each case the disclosure will include an explanation of the factors that the independent directors considered in arriving at the conclusion that the excess expenses were justified. As of June 30, 2023, our aggregate annual operating expenses, as defined, did not exceed the threshold described above.

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

JUNE 30, 2023

(Unaudited)

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

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the year ended December 31, 2022 and the six months ended June 30, 2023, as well as any related amounts payable as of December 31, 2022 and June 30, 2023:

	Year Ended December 31, 2022			For the Six Months Ended June 30, 2023
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Operating expenses (including organizational costs)	$2,761,281	$1,936,266	$947,486	$2,554,375	$2,141,659	$1,360,202
Asset management fees	1,348,314	1,370,458	—	1,315,925	1,044,717	271,208
Property management fees	551,493	559,698	—	511,193	376,863	134,330
Transfer Agent expenses	145,716	138,529	7,187	104,067	111,254	—
Acquisition expenses (1)	631,575	739,556	3,674	280,899	179,263	105,310
Capitalized
Acquisition related (2)	4,797,897	4,442,083	751,460	5,808,206	3,851,088	2,708,578
Additional Paid-in Capital
Offering costs	102,285	167,785	—	14,940	14,940	—
Total	$10,338,561	$9,354,375	$1,709,807	$10,589,605	$7,719,784	$4,579,628

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

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

In order to protect the interest of the Property Manager in receiving these revenues in light of the fact that we control the properties and, hence, the ability of the Property Manager to receive such revenues, we and an affiliate of our Property Manager agreed to transfer our respective rights in such revenue to a joint venture entity owned 0.1% by our TRS subsidiary and 99.9% by our Property Manager’s affiliate (the “PM Affiliate”). Under the terms of the operating agreement of the joint venture entity, dated March 8, 2021 (the “JV Agreement”), our TRS receives 0.1% of the net revenues generated from such Tenant Programs and the PM Affiliate receives the other 99.9% of such net revenues. The JV Agreement further provides, among other things, that if a member or its affiliate terminates all or substantially all of the property management agreements or defaults in its material obligations under the JV Agreement or undergoes a change of control, as defined, (the “Triggering Member”), the other member generally shall have the right (but not the obligation) to either (i) sell all of its interest in the joint venture to the Triggering Member at fair market value (as agreed upon or as determined under an appraisal process) or (ii) purchase all of the Triggering Member’s interest in the joint venture at 95% of fair market value. For the six months ended June 30, 2023 and 2022, an affiliate of our Property Manager received net revenue from this joint venture of approximately $0.3 million and $0.1 million, respectively.

Storage Auction Program

Our Sponsor owns a minority interest in a company that owns 50% of an online auction company (the “Auction Company”) that serves as a web portal for self storage companies to post their auctions for the contents of abandoned storage units online instead of using live auctions conducted at the self storage facilities. The Auction Company receives a service fee for such services. During the six months ended June 30, 2023 and 2022, we paid approximately $11,000 and $1,000 in fees to the Auction Company related to our properties, respectively. Our properties will receive the proceeds from such online auctions.

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

As of June 30, 2023, we have sold approximately 0.4 million Class P shares, 32,500 Class A shares, 56,300 Class T shares and 7,500 Class W shares through our distribution reinvestment plan offering.

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

JUNE 30, 2023

(Unaudited)

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

For the six months ended June 30, 2023 and 2022, we received redemption requests totaling approximately $0.2 million and none, respectively. The redemption requests were included in accounts payable and accrued liabilities as of June 30, 2023 and fulfilled in July 2023.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

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

Note 10. Declaration of Distributions

Cash Distribution Declaration

On June 26, 2023, our board of directors declared a daily distribution rate of approximately $0.001698 per day per share on the outstanding shares of common stock payable to Class A, Class T, Class W and Class P stockholders of record of such shares as shown on our books at the close of business on each day of the period commencing on July 1, 2023 and ending September 30, 2023. In connection with this distribution, for the stockholders of Class T shares, after the stockholder servicing fee is paid, approximately $0.001424 per day will be paid per Class T share and for the stockholders of Class W shares, after the dealer manager servicing fee is paid, approximately $0.001569 per day will be paid per Class W share. Such distributions payable to each stockholder of record during a month will be paid the following month.

Note 11. Potential Acquisitions

Potential Acquisition of Scarborough Property

On July 15, 2021, an affiliate of our Sponsor assigned its interest in a purchase and sale agreement (the “Scarborough Purchase Agreement”) with an unaffiliated third party for the acquisition of a parcel of land to be developed into a self storage facility located in Scarborough, in the city of Toronto, Ontario (the “Scarborough Property”) to a wholly-owned subsidiary of our Operating Partnership. The purchase price of the Scarborough Property is approximately CAD $2.2 million. Construction is expected to commence following the closing of the acquisition. We expect to fund the acquisition of the Scarborough Property with a combination of net proceeds from our Primary Offering and/or potential future debt financing. If we fail to complete the acquisition, we may forfeit CAD $350,000 in earnest money deposits.

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

JUNE 30, 2023

(Unaudited)

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

Note 12. Subsequent Events

Offering Status

As of August 4, 2023, in connection with our offerings we have issued approximately 11.0 million Class P shares for gross offering proceeds of approximately $105.0 million, approximately 2.4 million Class A shares for gross offering proceeds of approximately $24.9 million, approximately 4.5 million Class T shares for gross offering proceeds of approximately $45.3 million and approximately 0.5 million Class W shares for gross offering proceeds of approximately $5.2 million.

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

On February 26, 2021, pursuant to a confidential private placement memorandum, we commenced a private offering of up to $200,000,000 in shares of our common stock and $20,000,000 shares of common stock pursuant to our distribution reinvestment plan. Please see Note 1 of the Notes to the Consolidated Financial Statements contained elsewhere in this report for additional information. The primary portion of our private offering was terminated on March 17, 2022. We received approximately $100.7 million in offering proceeds from the sale of our common stock pursuant to the private offering. Through our distribution reinvestment plan, we have issued approximately 0.4 million Class P shares for gross proceeds of approximately $4.0 million.

In connection with the Public Offering, defined below, we filed articles of amendment to our Charter (the “Articles of Amendment”) and articles supplementary to our Charter (the “Articles Supplementary”). Following the filing of the Articles of Amendment and the Articles Supplementary, we authorized 30,000,000 shares of common stock designated as Class P shares, 300,000,000 shares of common stock designated as Class A shares, 300,000,000 shares of common stock designated as Class T shares, and 70,000,000 shares of common stock designated as Class W shares. Any common stock sold in the Private Offering were redesignated as Class P common stock upon the filing of the Articles of Amendment. On May 28, 2021, we filed a Form S-11 Registration Statement, which was subsequently amended, with the Securities and Exchange Commission (“SEC”) to register a maximum of $1,000,000,000 in shares of Class A, Class T, and Class W common stock for sale to the public (the “Primary Offering”) and $95,000,000 in shares of Class A, Class T, and Class W common stock for sale pursuant to our distribution reinvestment plan (collectively, the “Public Offering”). On March 17, 2022, the SEC declared our registration statement effective. As of June 30, 2023, approximately 2.3 million Class A shares, approximately 4.2 million Class T shares and approximately 0.5 million Class W shares had been sold in the Public Offering for gross offering proceeds of approximately $23.9 million, approximately $41.5 million and approximately $4.8 million, respectively. Through our distribution reinvestment plan, we have issued approximately 32,500 Class A shares, approximately 56,300 Class T shares and approximately 7,400 Class W shares for gross proceeds of approximately $0.9 million.

We have invested the net proceeds from our Private Offering and Public Offering primarily in self storage facilities consisting of both income-producing and growth properties located in the United States and Canada. As of June 30, 2023, we owned 24 operating self storage properties located in seven states (Arizona, Delaware, Florida, Nevada, Oregon, Pennsylvania and Washington) and three Canadian provinces (Alberta, British Columbia and Ontario), 50% equity interests in three unconsolidated real estate ventures located in Canadian provinces (Ontario and Quebec) that are intended to be developed into self storage facilities, with subsidiaries of SmartCentres Real Estate Investment Trust (“SmartCentres”) owning the other 50% of such entity and two development properties in Florida and Ontario.

As of June 30, 2023, our operating self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)		Rental Income %(4)
Alberta	1	495	49,600	2%	89%	(5)	3%
Arizona	4	2,850	379,065	18%	88%	(5)	21%
British Columbia	1	470	39,040	2%	53%	(5)	2%
Delaware	1	830	80,585	4%	77%	(5)	4%
Florida	4	2,190	270,975	13%	84%		16%
Nevada	1	335	51,900	2%	92%		4%
Ontario	9	8,945	992,445	47%	68%	(5)	36%
Oregon	1	520	55,830	3%	88%		3%
Pennsylvania	1	810	78,040	4%	90%		5%
Washington	1	1,095	99,800	5%	93%		6%
	24	18,540	2,097,280	100%	77%		100%

(1)
Includes all rentable units, consisting of storage units and parking units (approximately 975 units).
(2)
Includes all rentable square feet consisting of storage units and parking units (approximately 247,900 square feet).
(3)
Represents the occupied square feet of all facilities we owned in a state divided by total rentable square feet of all the facilities we owned in such state as of June 30, 2023.
(4)
Represents rental income for all facilities we own in a state divided by our total rental income for the month ended June 30, 2023.
(5)
The following recently acquired properties are newly constructed or lease-up properties. The properties' occupancy as of their respective acquisition dates and as of June 30, 2023 are as follows:

Property	Acquisition Date	Initial Occupancy %	June 30, 2023 Physical Occupancy %
Newark - DE	4/26/2022	27%	77%
Chandler - AZ	5/17/2022	58%	82%
Cambridge - ONT	12/20/2022	60%	76%
North York - ONT	1/31/2023	30%	57%
Edmonton - AB	1/31/2023	22%	89%
Vancouver - BC	5/4/2023	38%	53%
Mississauga II - ONT	6/19/2023	15%	21%
Burlington II - ONT	6/19/2023	54%	58%
Toronto - ONT	6/19/2023	70%	73%
Hamilton - ONT	6/19/2023	78%	84%
Woodbridge - ONT	6/19/2023	70%	73%

Development properties

Bradenton Land

On February 16, 2023, we, through an indirect, wholly-owned subsidiary of our Operating Partnership, acquired a parcel of land adjacent to our property in Bradenton, Florida (the “Bradenton Land”) from an unaffiliated third party. The purchase price for the Bradenton Land was approximately $1.4 million, plus closing costs and an acquisition fee to our advisor, which was funded by proceeds from our Primary Offering. We intend to expand our current self storage property on the Bradenton Land. Estimated development cost are approximately $5.0 million, which we expect to fund with a combination of net proceeds from our Primary Offering and/or potential future debt financing.

Etobicoke Land

On March 27, 2023, we, through an indirect, wholly-owned subsidiary of our Operating Partnership, acquired a parcel of land to be developed into a self storage facility located in Etobicoke, in the city of Toronto, Ontario (the “Etobicoke Land”) from an unaffiliated third party. The purchase price for the Etobicoke Land was approximately $2.2 million CAD, plus closing costs and an acquisition fee to our advisor. We funded such acquisition with net proceeds from our Primary

Offering. Estimated development costs are approximately $20 million CAD, which we expect to fund with a combination of net proceeds from our Primary Offering and/or potential future debt financing.

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

The following table summarizes our investments in unconsolidated real estate ventures as of June 30, 2023:

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

Our 50% share of development costs are currently expected to be approximately CAD $8 million for the Toronto Property, approximately CAD $11 million for the Toronto II Property and approximately CAD $12 million for the Dorval Property, and are expected to be funded with debt proceeds.

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

In 2022, the Federal Reserve began increasing its targeted range for the federal funds rate, leading to increased interest rates. This approach to monetary policy was mirrored by other central banks across the world, to similar effect. We have fixed interest rates for most of our loans, either directly or indirectly through our use of interest rate hedges. The rise in overall interest rates has caused an increase in our variable rate borrowing costs and our overall cost of capital, resulting in an increase in net interest expense. Capitalization rates on acquisitions have not increased at the same magnitude as interest rates. These factors may limit our ability to acquire self storage properties in an as accretive manner going forward.

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

On March 10, 2021, we commenced formal operations and we acquired our first six self storage properties during 2021. As of June 30, 2023 and 2022, we owned 24 and 11 operating self storage facilities, respectively.

Our operating results for the three months ended June 30, 2023 include full period results for 17 properties and partial period results for seven properties acquired during the second quarter of 2023. Our operating results for the three months ended June 30, 2022 include full period results for eight properties and partial period results for three self storage property acquired during the second quarter of 2022. As such, we believe there is little basis for comparison between the three months ended June 30, 2023 and 2022. Operating results in future periods will depend on the results of operations of these properties and the real estate properties that we acquire in the future.

Our operating results for the six months ended June 30, 2023 include full period results for 15 self storage facilities, and partial period results for nine properties acquired during the first six months of 2023. Our operating results for the six months ended June 30, 2022 include full period results for six self storage facilities, and partial period results for five properties acquired during the first six months of 2022. As such, we believe there is little basis for comparison between the six months ended June 30, 2023 and 2022. Operating results in future periods will depend on the results of operations of these properties and the real estate properties that we acquire in the future.

Comparison of the Three Months Ended June 30, 2023 and 2022

Total Revenues

Total revenues for the three months ended June 30, 2023 and 2022 were approximately $4.5 million and approximately $1.9 million, respectively. The increase in total revenue of approximately $2.6 million is primarily attributable to a full quarter of operations for 17 properties and partial quarter of operations for seven properties acquired in the second quarter of 2023, compared to a full quarter of operations for eight properties and partial quarter of operations for three properties acquired in the second quarter of 2022. We expect total revenues to increase in the future commensurate with our future acquisition activity and lease-up of our non-stabilized properties.

Property Operating Expenses

Property operating expenses for the three months ended June 30, 2023 and 2022 were approximately $2.1 million and approximately $0.9 million, respectively. Property operating expenses include the costs to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses of approximately $1.2 million is primarily attributable to a full quarter of operations for 17 properties and partial quarter of operations for seven properties acquired in the second quarter of 2023, compared to a full quarter of operations for eight properties and partial quarter of operations for three properties acquired in the second quarter of 2022. We expect property operating expenses to increase in the future as our operational activity increases but decrease as a percentage of total revenues as we lease-up our non-stabilized properties.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the three months ended June 30, 2023 and 2022 were approximately $1.0 million and approximately $0.4 million, respectively. Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses – affiliates of approximately $0.6 million is primarily attributable to a full quarter of operations for 17 properties and partial quarter of operations for seven properties acquired in the second quarter of 2023, compared to a full quarter of operations for eight properties and partial quarter of operations for three property acquired in the second quarter of 2022. We expect property operating expenses – affiliates to increase in the future as our operational activity increases.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2023 and 2022 were approximately $1.6 million and approximately $0.6 million, respectively. General and administrative expenses consist primarily of legal expenses, directors’ and officers’ insurance, transfer agent fees, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors related costs. The increase in general and administrative expenses of approximately $1.0 million is primarily attributable to an increase in costs commensurate with the increase in our operational activity. We expect general and administrative expenses to increase in the future as our operational activity increases, but decrease as a percentage of total revenue.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended June 30, 2023 and 2022 were approximately $3.3 million and approximately $1.5 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The increase in depreciation and amortization expense of approximately $1.8 million is primarily attributable to a full quarter of operations for 17 properties and partial quarter of operations for seven properties acquired in the second quarter of 2023, compared to a full quarter of operations for eight properties and partial quarter of operations for three properties acquired in the second quarter of 2022. We expect depreciation and amortization expense to increase in future periods commensurate with our future acquisition activity.

Acquisition Expenses – Affiliates

Acquisition expenses – affiliates for each of the three months ended June 30, 2023 and 2022 were approximately $0.1 million. Acquisition expenses primarily relate to the costs associated with our potential acquisitions prior to the acquisitions becoming probable in accordance with our capitalization policy. We expect acquisition expenses- affiliates to fluctuate in the future commensurate with our acquisition activity.

Other Property Acquisition Expenses

Other property acquisition expenses for the three months ended June 30, 2023 and 2022 were approximately $0.6 million and approximately $0.2 million, respectively. Acquisition expenses primarily relate to the costs associated with our potential acquisitions prior to the acquisitions becoming probable in accordance with our capitalization policy. We expect other property acquisition expenses to fluctuate in the future commensurate with our acquisition activity.

Interest Expense

Interest expense for the three months ended June 30, 2023 and 2022 was approximately $3.4 million and approximately $0.8 million, respectively. Interest expense consists of interest incurred on the loans related to our 24 self storage properties in 2023 compared to 11 properties in 2022 and an increase in rates on our variable rate debt. We expect interest expense to fluctuate in the future commensurate with our future debt level and interest rates.

Interest Expense – Debt Issuance Costs

Interest expense – debt issuance costs for the three months ended June 30, 2023 and 2022 were approximately $0.6 million and approximately $0.5 million, respectively. Interest expense – debt issuance costs reflects the amortization of fees incurred in connection with obtaining financing. We expect interest expense – debt issuance costs to increase commensurate with our future financing activity.

Derivative fair value adjustment

Derivative fair value adjustment for the three months ended June 30, 2023 and 2022 was approximately $0.1 million and none, respectively. Derivative fair value adjustment consists of fair market value adjustment of one of our interest rate derivatives we elected not to apply hedge accounting. We expect the derivative fair value adjustment to change in the future based upon changes in interest rates.

Foreign currency adjustment

Foreign currency adjustment for the three months ended June 30, 2023 and 2022 was approximately $1.1 million gain and approximately $0.3 million loss, respectively. Foreign currency adjustment consists of changes in foreign currency related to our net investments in unconsolidated real estate ventures and Canadian operations, not classified as long term in accordance with GAAP. We expect foreign currency adjustment to change in the future based upon changes in exchange rates, as well as future net investments in real estate in currencies other than United States dollars.

Comparison of the Six Months Ended June 30, 2023 and 2022

Total Revenues

Total revenues for the six months ended June 30, 2023 and 2022 were approximately $8.5 million and approximately $2.8 million, respectively. The increase in total revenue of approximately $5.7 million is primarily attributable to a full period of operations for 15 properties and partial period of operations for nine properties acquired during the first six months of 2023, compared to a full period of operations for six properties and partial period of operations for five properties acquired during the first six months of 2022. We expect total revenues to increase in the future commensurate with our future acquisition activity and lease-up of our non-stabilized properties.

Property Operating Expenses

Property operating expenses for the six months ended June 30, 2023 and 2022 were approximately $3.9 million and approximately $1.4 million, respectively. Property operating expenses include the costs to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses of approximately $2.5 million is primarily attributable to a full period of operations for 15 properties and partial period of operations for nine properties acquired during the first six months of 2023, compared to a full period of operations for six properties and partial period of operations for five properties acquired during the first six months of 2022. We expect property operating expenses to increase in the future as our operational activity increases but decrease as a percentage of total revenues as we lease-up our non-stabilized properties.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the six months ended June 30, 2023 and 2022 were approximately $1.8 million and approximately $0.7 million, respectively. Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses – affiliates of approximately $1.1 million is primarily attributable to a full period of operations for 15 properties and partial period of operations for nine properties acquired during the first six months of 2023, compared to a full period of operations for six properties and partial period of operations for five properties acquired during the first six months of 2022. We expect property operating expenses – affiliates to increase in the future as our operational activity increases.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2023 and 2022 were approximately $2.5 million and approximately $1.0 million, respectively. General and administrative expenses consist primarily of legal expenses, directors’ and officers’ insurance, transfer agent fees, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors related costs. The increase in general and administrative expenses of approximately $1.5 million is primarily attributable to an increase in costs commensurate with the increase in our operational activity. We expect general and administrative expenses to increase in the future as our operational activity increases, but decrease as a percentage of total revenue.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the six months ended June 30, 2023 and 2022 were approximately $6.1 million and approximately $2.3 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The increase in depreciation and amortization expense of approximately $3.8 million is primarily attributable to a full period of operations for 15 properties and partial period of operations for nine properties acquired during the first six months of 2023, compared to a full period of operations for six properties and partial period of operations for five properties acquired during the first six months of 2022. We expect depreciation and amortization expense to increase in future periods commensurate with our future acquisition activity.

Acquisition Expenses – Affiliates

Acquisition expenses – affiliates for each of the six months ended June 30, 2023 and 2022 were approximately $0.3 million. Acquisition expenses primarily relate to the costs associated with our potential acquisitions prior to the acquisitions becoming probable in accordance with our capitalization policy. We expect acquisition expenses- affiliates to fluctuate in the future commensurate with our acquisition activity.

Other Property Acquisition Expenses

Other property acquisition expenses for the six months ended June 30, 2023 and 2022 were approximately $0.7 million and approximately $0.5 million, respectively. Acquisition expenses primarily relate to the costs associated with our potential acquisitions prior to the acquisitions becoming probable in accordance with our capitalization policy. We expect other property acquisition expenses to fluctuate in the future commensurate with our acquisition activity.

Interest Expense

Interest expense for the six months ended June 30, 2023 and 2022 was approximately $6.6 million and approximately $1.2 million, respectively. Interest expense consists of interest incurred on the loans related to our 24 self storage properties in 2023 compared to 11 properties in 2022 and an increase in rates on our variable rate debt. We expect interest expense to fluctuate in the future commensurate with our future debt level and interest rates.

Interest Expense – Debt Issuance Costs

Interest expense – debt issuance costs for the six months ended June 30, 2023 and 2022 were approximately $0.8 million and approximately $0.6 million, respectively. Interest expense – debt issuance costs reflects the amortization of fees incurred in connection with obtaining financing. We expect interest expense – debt issuance costs to increase commensurate with our future financing activity.

Derivative fair value adjustment

Derivative fair value adjustment for the six months ended June 30, 2023 and 2022 was approximately $0.1 million and none, respectively. Derivative fair value adjustment consists of fair market value adjustment of one of our interest rate derivatives we elected not to apply hedge accounting. We expect the derivative fair value adjustment to change in the future based upon changes in interest rates.

Foreign currency adjustment

Foreign currency adjustment for the six months ended June 30, 2023 and 2022 was approximately $0.6 million gain and approximately $0.2 million loss, respectively. Foreign currency adjustment consists of changes in foreign currency related to our net investments in unconsolidated real estate ventures and Canadian operations, not classified as long term in accordance with GAAP. We expect foreign currency adjustment to change in the future based upon changes in exchange rates, as well as future net investments in real estate in currencies other than United States dollars.

Liquidity and Capital Resources

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the six months ended June 30, 2023 and 2022 is as follows:

	Six Months Ended
	June 30, 2023	June 30, 2022	Change
Net cash flow provided by (used in):
Operating activities	$(8,726,517)	$(1,935,632)	$(6,790,885)
Investing activities	(257,874,767)	(108,605,627)	(149,269,140)
Financing activities	290,283,206	117,139,071	173,144,135

Cash flows used in operating activities for the six months ended June 30, 2023 and 2022 were approximately $8.7 million and approximately $1.9 million, respectively, a change of approximately $6.8 million. The increase in cash used in our operating activities is primarily the result of increased acquisitions of lease up and non stabilized properties.

Cash flows used in investing activities for the six months ended June 30, 2023 and 2022 were approximately $257.9 million and approximately $108.6 million, respectively, a change of approximately $149.3 million. The increase in cash used in our investing activities is primarily the result of cash used for the purchase of real estate.

Cash flows provided by financing activities for the six months ended June 30, 2023 and 2022 were approximately $290.3 million and approximately $117.1 million, respectively, a change of approximately $173.2 million. The increase in cash provided by our financing activities is primarily the result of an increase in net debt proceeds used to acquire real estate totaling $70.4 million, and net proceeds raised from issuance of preferred stock $148.6 million, offset by a decrease in net proceeds raised from our Public Offering of approximately $43.7 million.

Short-Term Liquidity and Capital Resources

Our liquidity needs consist primarily of our property operating expenses, general and administrative expenses, debt service payments, capital expenditures, property acquisitions, potential development costs related to our joint venture investments and distributions to our stockholders and limited partners in our Operating Partnership, as necessary to maintain our REIT qualification. We generally expect that we will meet our short-term liquidity requirements from the combination of proceeds from our Primary Offering, proceeds from secured and unsecured financing from banks or other lenders, impound reserve accounts for interest and net cash provided from property operations.

Volatility in the debt and equity markets and continued and/or further impact of COVID-19, rising interest rates, inflation and other economic events will depend on future developments, which are highly uncertain. While we do not expect such events to have a material impact upon our liquidity in the short-term, continued uncertainty or deterioration in the debt and equity markets over an extended period of time could potentially impact our liquidity over the long-term.

Distribution Policy and Distributions

Preferred Stock Dividends

The shares of Series B Convertible Preferred Stock rank senior to all other shares of our capital stock, including our common stock, with respect to rights to receive dividends and to participate in distributions or payments upon any voluntary or involuntary liquidation, dissolution or winding up of the Company. Dividends payable on each share of Series B Convertible Preferred Stock will initially be equal to a rate of 8.35% per annum, which accrues daily but is payable quarterly in arrears. If the Series B Convertible Preferred Stock has not been redeemed on or prior to the fifth anniversary date of the Initial Closing, the dividend rate will increase an additional 0.75% per annum each year thereafter to a maximum of 11.0% per annum until the tenth anniversary of the Initial Closing, at which time the dividend rate shall increase 0.75% per annum each year thereafter until the Series B Convertible Preferred Stock is either converted or repurchased in full.

Common Stock

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

Distributions will be paid to our stockholders as of the record date selected by our board of directors. We pay distributions on our common stock monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. We expect to continue to regularly pay distributions unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions will be authorized at the discretion of our board of directors, which will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. Our board of directors may increase, decrease or eliminate the distribution rate that is being paid at any time. Distributions will be made on all classes of our common stock at the same time. The per share amount of distributions on different classes of shares will likely differ because of different allocations of class-specific expenses. Specifically, distributions on Class T shares and Class W shares will likely be lower than distributions on Class A shares and Class P shares because Class T shares are subject to ongoing stockholder servicing fees and Class W shares are subject to ongoing dealer manager servicing fees. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

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
•
the issuance of additional shares; and
•
financings and refinancings.
•
Dividends with respect to the outstanding shares of our Series B Convertible Preferred Stock

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

The following shows our distributions paid and the sources of such distributions for the respective periods presented:

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
Distributions paid in cash — common stockholders	$2,910,055		$1,279,865
Distributions paid in cash — preferred unitholders in our Operating Partnership	271,250		—
Distributions paid in cash — Operating Partnership unitholders	170,046		146,383
Distributions reinvested	2,053,882		889,649
Total distributions	$5,405,233		$2,315,897
Source of distributions
Cash flows provided by operations	$—	0.0%	$—	0.0%
Proceeds from offerings	3,351,351	62.0%	1,426,248	61.6%
Offering proceeds from distribution reinvestment plan	2,053,882	38.0%	889,649	38.4%
Total sources	$5,405,233	100.0%	$2,315,897	100.0%

From our inception through June 30, 2023, we have paid cumulative distributions of approximately $12.9 million, as compared to cumulative net loss attributable to our common stockholders of approximately $32.4 million. For the six months ended June 30, 2023, we paid distributions of approximately $5.4 million, as compared to a net loss attributable to our common stockholders of approximately $15.7 million. Net loss attributable to our common stockholders for the six months ended June 30, 2023, reflects non-cash depreciation and amortization of approximately $6.1 million and acquisition related expenses of approximately $1.0 million. From our inception through June 30, 2023, cumulative net loss attributable to our common stockholders reflects non-cash depreciation and amortization of approximately $13.6 million, and acquisition related expenses of approximately $3.8 million.

For the six months ended June 30, 2022, we paid distributions of approximately $2.3 million, as compared to a net loss attributable to our common stockholders of approximately $5.0 million. Net loss attributable to our common stockholders for the six months ended June 30, 2022 reflects non-cash depreciation and amortization of approximately $2.3 million and acquisition related expenses of approximately $0.8 million.

Indebtedness

As of June 30, 2023, our total indebtedness was approximately $286.3 million which included approximately $283.9 million of variable rate debt and approximately $4.8 million of fixed rate debt, less approximately $2.4 million in net debt issuance costs. See Note 5 – Debt, of the Notes to the Consolidated Financial Statements contained in this report for more information about our indebtedness.

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

Our material cash requirements from known contractual and other obligations primarily relate to the following, for which information on both a short-term and long-term basis is provided in the indicated notes to the consolidated financial statements:

•
Debt — Refer to Note 5 of the Notes to the Consolidated Financial Statements. As of June 30, 2023 excluding the impact of our interest rate hedging activities, future cash payments for interest on debt over the next 12 months is approximately $22.4 million. As of June 30, 2023 future cash payments for maturing debt over the next 12 months is approximately $15.0 million. We expect to meet these future obligations with a combination of proceeds from our Primary Offering, operations, exercising debt extension options and future debt financing.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk and foreign currency risk. We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund acquisition, expansion, and financing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes.

As of June 30, 2023, our total indebtedness was approximately $286.3 million, which included approximately $283.9 million in variable rate debt and approximately $4.8 million in fixed rate debt, less approximately $2.4 million in net debt issuance costs. A change in interest rates on variable debt could impact the interest incurred and cash flows and its fair value. Excluding the impact of our interest rate hedging activity, if the underlying rate of the related index on our variable rate debt were to increase by 100 basis points, the increase in interest would decrease future earnings and cash flows by approximately $2.8 million annually.

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

The following table summarizes future debt maturities and average interest rates on our outstanding debt as of June 30, 2023:

	Payments due during the years ended December 31,
	2023	2024	2025	2026	2027	Thereafter	Total
Variable rate debt(1)	$15,262,887	$3,897,774	$264,715,372	$—	$—	$—	$283,876,033
Average interest rate(1)	7.88%	7.88%	7.88%	N/A	N/A	N/A
Fixed rate debt(1)	$96,000	$4,704,000	$—	$—	$—	$—	$4,800,000
Average interest rate(1)	4.125%	4.125%	N/A	N/A	N/A	N/A

(1)
Interest expense for fixed rate debt was calculated based upon the contractual rate and the interest expense on variable rate debt was calculated based on the rate in effect on June 30, 2023, excluding the impact of interest rate derivatives. The Huntington Credit Facility, National Bank of Canada - Burlington Loan, National Bank of Canada - Cambridge Loan, National Bank of Canada - North York, Bank of Montreal and National Bank of Canada - Ontario loan have variable rates, however, we entered into interest rate caps or swap agreements that fix SOFR at 3.39%, CDOR at 4.02%, CDOR at 3.83%, CDOR at 3.79%, CDOR at 4.47% and CDOR at 4.73% respectively until the maturity of the loan. Debt denominated in foreign currency has been converted based on the rate in effect as of June 30, 2023.

Currently, our only foreign exchange rate risk comes from our Canadian properties, investments in our Canadian joint ventures and the Canadian Dollar (“CAD”). We generate all of our revenues and expend essentially all of our operating expenses and third party CAD-denominated debt service cost related to our Canadian properties in CAD. As a result of fluctuations in currency exchange, our cash flows and results of operations could be affected.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The following should be read in conjunction with the risk factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2022.

We have incurred a net loss to date, have an accumulated deficit and our operations may not be profitable in 2023.

We incurred a net loss attributable to common stockholders of approximately $15.7 million for the six months ended June 30, 2023. Our accumulated deficit was approximately $32.4 million as of June 30, 2023. Given that we are still early in our fundraising and acquisition stage, our operations may not be profitable in 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)
Distribution Reinvestment Plan - Class P Shares

During the three months ended June 30, 2023, through our distribution reinvestment plan, we have issued approximately 75,000 Class P shares to investors who originally purchased shares in our private offering, for gross proceeds of approximately $0.7 million. No sales commissions or dealer manager fees are paid in connection with the sale of shares pursuant to our distribution reinvestment plan. Each of the purchasers of our shares of common stock under our private offering has represented that he or she is an accredited investor. Based upon these representations, we believe that the foregoing issuances of our shares of Class P common stock were exempt from the registration requirements pursuant to Rule 506 and Section 4(a)(2) of the Act and Regulation D promulgated thereunder.

Restricted Stock Awards

On June 22, 2023, we issued 2,500 shares of restricted stock to each of our independent board members for their services as our directors. The issuance of these securities was affected without registration in reliance on Section 4(a)(2) of the Securities Act as a sale by the Company not involving a public offering. No underwriters were involved with the issuance of such securities.

(b)
On March 17, 2022, our Public Offering (SEC File No. 333-256598) of up to $1.0 billion in shares of our common stock in our Primary Offering was declared effective by the SEC, consisting of three classes of shares: Class A shares for $10.33 per share (up to $450 million in shares), Class T shares for $10.00 per share (up to $450 million in shares), and Class W shares for $9.40 per share (up to $100 million in shares) and up to $95 million in shares pursuant to our distribution reinvestment plan at $9.81 per share for Class A shares, $9.50 per share for Class T shares and $9.40 per share for Class W shares. As of June 30, 2023, we had sold approximately 2.3 million Class A shares for gross offering proceeds of approximately $23.9 million, approximately 4.2 million Class T shares for gross offering proceeds of approximately $41.5 million and approximately 0.5 million Class W shares for gross offering proceeds of approximately $4.8 million pursuant to our Primary Offering. Through our distribution reinvestment plan, we have issued approximately 32,500 Class A shares, approximately 56,300 Class T shares and approximately 7,500 Class W shares for gross proceeds of approximately $0.9 million. We have incurred approximately $6.3 million in sales commissions and dealer manager fees (of which approximately $3.3 million was re-allowed to a third party broker-dealer) in connection with the Primary Offering, and approximately $2.9 million in organization and offering costs.
(c)
Our share redemption program enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our Registration Statement on Form S-11 (SEC Registration No. 333-256598). During the three months ended June 30, 2023, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) That May Yet to be Purchased Under the Plans or Programs
April 30, 2023	—	$—	—	585,257
May 31, 2023	—	—	—	585,257
June 30, 2023	19,201	9.27	—	585,257

(1)
A description of the maximum number of shares that may be purchased under our share redemption program is included in Note 9 - Commitments and Contingencies, of the Notes to the Consolidated Financial Statements contained in this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended June 30, 2023 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1

First Articles of Amendment and Restatement of Strategic Storage Trust VI, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11, filed on May 28, 2021, Commission File No. 333-256598

3.2

Amended and Restated Bylaws of Strategic Storage Trust VI, Inc., incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, filed on March 15, 2022, Commission File No. 333-256598

3.3

Articles of Amendment of Strategic Storage Trust VI, Inc., incorporated by reference to Exhibit 3.3 to Pre-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, filed on March 15, 2022, Commission File No. 333-256598

3.4

Articles Supplementary of Strategic Storage Trust VI, Inc., incorporated by reference to Exhibit 3.4 to Pre-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, filed on March 15, 2022, Commission File No. 333-256598

3.5

Second Articles of Amendment of Strategic Storage Trust VI, Inc., incorporated by reference to Exhibit 3.5 to Pre-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, filed on March 15, 2022, Commission File No. 333-256598

3.6

Articles Supplementary for Series B Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on May 3, 2023, Commission File No. 000-56545

4.1

Form of Subscription Agreement and Subscription Agreement Signature Page (included as Appendix A to the prospectus), incorporated by reference to the Company’s prospectus dated March 17, 2022, Commission File No. 333-256598

10.1

Joinder Agreement and Third Amendment to Loan Documents in favor of Huntington National Bank, dated as of April 13, 2023, incorporated by reference to exhibit 10.1 to the Company's Current Report on Form 8-K, filed on April 19, 2023, Commission File No. 333-256598

10.2	Preferred Stock Purchase Agreement, dated as of May 1, 2023, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 3, 2023, Commission File No. 000-56545

10.3

Amendment No. 2 to Second Amended and Restated Limited Partnership Agreement of Strategic Storage Operating Partnership VI, LP, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on May 3, 2023, Commission File No. 000-56545

10.4	Investors' Rights Agreement, dated as of May 1, 2023, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on May 3, 2023, Commission File No. 000-56545

10.5

Purchase Agreement for the Ontario Portfolio, dated as of April 5, 2023, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 12, 2023, Commission File No. 000-56545

10.6

Non-Revolving Term Facility Credit Agreement in favor of National Bank of Canada, dated as of June 15, 2023, incorporated by reference to exhibit 10.1 to the Company's Current Report on Form 8-K, filed on June 22, 2023, Commission File No. 000-56545

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

101*

The following Strategic Storage Trust VI, Inc. financial information for the three and six months ended June 30, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Equity and Temporary Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

104*	The cover page from the Strategic Storage Trust VI, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, has been formatted in Inline XBRL.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STORAGE TRUST VI, INC. (Registrant)
Dated: August 9, 2023	By:	/s/ Matt F. Lopez
Matt F. Lopez Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)