Form 10-Q
period 2023-09-30
Strategic Storage Trust VI, Inc.
filed 2023-11-14
CIK 1852575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 6, 2023, there were 11,071,269 outstanding shares of Class P common stock, 2,760,260 outstanding shares of Class A common stock, 4,756,293 outstanding shares of Class T common stock, 623,588 outstanding shares of Class W common stock, no outstanding shares of Class Y common stock and no outstanding shares of Class Z common stock of the registrant.

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

The accompanying consolidated financial statements should be read in conjunction with the notes to our consolidated financial statements included in this report on Form 10-Q. The accompanying consolidated financial statements should also be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022. Our results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2023 (Unaudited)	December 31, 2022
ASSETS
Real estate facilities:
Land	$113,513,924	$50,188,659
Buildings	379,126,224	200,161,251
Site improvements	13,673,280	10,489,181
	506,313,428	260,839,091
Accumulated depreciation	(12,411,497)	(5,093,282)
	493,901,931	255,745,809
Construction in process	4,355,389	347,308
Real estate facilities, net	498,257,320	256,093,117
Cash and cash equivalents	6,358,526	7,148,771
Restricted cash	19,934,181	642,773
Investments in unconsolidated real estate ventures (Note 4)	12,656,230	9,527,350
Other assets, net	13,407,315	3,255,785
Intangible assets, net of accumulated amortization	4,226,392	3,077,123
Total assets	$554,839,964	$279,744,919
LIABILITIES, TEMPORARY EQUITY AND EQUITY
Debt, net	$282,551,116	$157,169,423
Accounts payable and accrued liabilities	7,740,740	4,102,652
Distributions payable	4,077,331	827,919
Due to affiliates	6,315,793	1,709,807
Total liabilities	300,684,980	163,809,801
Commitments and contingencies (Note 9)
Redeemable common stock	5,649,819	2,873,848
Series B Convertible Preferred Stock, $0.001 par value; 150,000 shares authorized; 150,000 and none issued and outstanding at September 30, 2023 and December 31, 2022, respectively, with aggregate liquidation preferences of $153,131,250 and none at September 30, 2023 and December 31, 2022, respectively	148,599,723	—

Equity:
Strategic Storage Trust VI, Inc.:
Preferred Stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Class P Common stock, $0.001 par value; 30,000,000 shares authorized; 11,053,716 and 10,841,745 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	11,054	10,842
Class A Common stock, $0.001 par value; 300,000,000 shares authorized; 2,555,418 and 1,766,539 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	2,555	1,767
Class T Common stock, $0.001 par value; 300,000,000 shares authorized; 4,675,321 and 3,015,798 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	4,675	3,016
Class W Common stock, $0.001 par value; 70,000,000 shares authorized; 584,673 and 248,369 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	585	248
Additional paid-in capital	158,071,132	134,820,961
Distributions	(15,613,209)	(7,793,929)
Accumulated deficit	(45,597,585)	(16,727,700)
Accumulated other comprehensive income (loss)	1,159,627	(61,416)
Total Strategic Storage Trust VI, Inc. equity	98,038,834	110,253,789
Noncontrolling interests in our Operating Partnership	1,866,608	2,807,481
Total equity	99,905,442	113,061,270
Total liabilities, temporary equity and equity	$554,839,964	$279,744,919

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Self storage rental revenue	$6,236,956	$2,616,424	$14,612,097	$5,397,596
Ancillary operating revenue	51,520	25,347	130,136	70,253
Total revenues	6,288,476	2,641,771	14,742,233	5,467,849
Operating expenses:
Property operating expenses	2,575,424	1,143,608	6,444,257	2,556,677
Property operating expenses – affiliates	1,408,501	558,360	3,235,619	1,235,607
General and administrative	1,467,393	551,885	3,980,374	1,582,971
Depreciation	3,162,895	1,342,091	7,393,300	2,940,413
Intangible amortization expense	1,428,618	610,992	3,266,554	1,307,786
Acquisition expense – affiliates	132,678	168,414	413,577	425,576
Other property acquisition expenses	204,939	136,345	943,277	679,677
Total operating expenses	10,380,448	4,511,695	25,676,958	10,728,707
Operating loss	(4,091,972)	(1,869,924)	(10,934,725)	(5,260,858)
Other income (expense):
Interest expense	(4,722,504)	(1,440,811)	(11,286,226)	(2,630,787)
Interest expense – debt issuance costs	(350,460)	(202,037)	(1,162,080)	(789,725)
Derivative fair value adjustment	990,147	—	885,694	—
Other	186,717	176	336,922	(1,176)
Foreign currency adjustment	(2,351,612)	(1,114,214)	(1,753,102)	(1,278,049)
Net loss	(10,339,684)	(4,626,810)	(23,913,517)	(9,960,595)
Less: Distributions to preferred unitholders in our Operating Partnership	—	—	(271,250)	—
Less: Distributions to preferred stockholders	(3,131,250)	—	(5,218,750)	—
Less: Accretion of preferred equity costs	—	—	(189,920)	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	297,677	180,574	723,552	483,605
Net loss attributable to Strategic Storage Trust VI, Inc. common stockholders	$(13,173,257)	$(4,446,236)	$(28,869,885)	$(9,476,990)
Net loss per Class P share—basic and diluted	$(0.71)	$(0.33)	$(1.65)	$(0.90)
Net loss per Class A share—basic and diluted	$(0.71)	$(0.33)	$(1.65)	$(0.90)
Net loss per Class T share—basic and diluted	$(0.71)	$(0.33)	$(1.65)	$(0.90)
Net loss per Class W share—basic and diluted	$(0.71)	$(0.33)	$(1.65)	$(0.90)
Weighted average Class P shares outstanding—basic and diluted	11,022,812	10,733,250	10,952,871	9,549,798
Weighted average Class A shares outstanding—basic and diluted	2,465,629	957,515	2,192,694	383,363
Weighted average Class T shares outstanding—basic and diluted	4,521,921	1,535,885	3,945,156	554,899
Weighted average Class W shares outstanding—basic and diluted	558,149	135,536	447,826	55,425

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(10,339,684)	$(4,626,810)	$(23,913,517)	$(9,960,595)
Other comprehensive income:
Foreign currency translation adjustment	(2,021,032)	(295,568)	(1,708,086)	(295,568)
Interest rate swap and cap contract gain (loss)	814,477	(19,085)	2,966,877	(19,085)
Other comprehensive income	(1,206,555)	(314,653)	1,258,791	(314,653)
Comprehensive loss	(11,546,239)	(4,941,463)	(22,654,726)	(10,275,248)
Comprehensive loss attributable to noncontrolling interests:
Comprehensive loss attributable to the noncontrolling interests in our Operating Partnership	332,402	192,418	685,804	495,449
Comprehensive loss attributable to Strategic Storage Trust VI, Inc. common stockholders	$(11,213,837)	$(4,749,045)	$(21,968,922)	$(9,779,799)

See notes to consolidated financial statements.

Strategic Storage Trust VI, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND TEMPORARY EQUITY

(UNAUDITED)

	Common Stock
	Class P		Class A		Class T		Class W						Total
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Strategic Storage Trust VI, Inc. Equity	Noncontrolling Interests in our Operating Partnership	Total Equity	Redeemable Common Stock	Preferred Equity in our Operating Partnership	Preferred Stock
Balance as of December 31, 2021	5,062,804	$5,063	—	$—	—	$—	—	$—	$40,737,265	$(985,132)	$(2,985,345)	$—	$36,771,851	$3,767,683	$40,539,534	$329,158	$—	$—
Gross proceeds from issuance of common stock	5,430,060	5,430	—	—	—	—	—	—	52,604,231	—	—	—	52,609,661	—	52,609,661	—	—	—
Offering costs	—	—	—	—	—	—	—	—	(4,695,057)	—	—	—	(4,695,057)	—	(4,695,057)	—	—	—
Changes to redeemable common stock	—	—	—	—	—	—	—	—	(268,630)	—	—	—	(268,630)	—	(268,630)	268,630	—	—
Distributions	—	—	—	—	—	—	—	—	—	(892,243)	—	—	(892,243)	—	(892,243)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	(67,840)	(67,840)	—	—	—
Issuance of shares for distribution reinvestment plan	28,737	29	—	—	—	—	—	—	268,601	—	—	—	268,630	—	268,630	—	—	—
Net loss attributable to Strategic Storage Trust VI, Inc.	—	—	—	—	—	—	—	—	—	—	(1,650,132)	—	(1,650,132)	—	(1,650,132)	—	—	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	(133,834)	(133,834)	—	—	—
Balance as of March 31, 2022	10,521,601	10,522	—	—	—	—	—	—	88,646,410	(1,877,375)	(4,635,477)	—	82,144,080	3,566,009	85,710,089	597,788	—	—
Gross proceeds from issuance of common stock	109,890	110	572,182	572	668,360	668	86,436	86	14,445,929	—	—	—	14,447,365	—	14,447,365	—	—	—
Offering costs	—	—	—	—	—	—	—	—	(1,612,400)	—	—	—	(1,612,400)	—	(1,612,400)	—	—	—
Changes to redeemable common stock	—	—	—	—	—	—	—	—	(621,019)	—	—	—	(621,019)	—	(621,019)	621,019	—	—
Distributions	—	—	—	—	—	—	—	—	—	(1,636,351)	—	—	(1,636,351)	—	(1,636,351)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	(82,307)	(82,307)	—	—	—
Issuance of shares for distribution reinvestment plan	65,036	65	196	1	46	—	86	1	620,952	—	—	—	621,019	—	621,019	—	—	—
Issuance of restricted stock	—	—	1,250	1	—	—	—	—	—	—	—	—	1	—	1	—	—	—
Stock based compensation expense	—	—	—	—	—	—	—	—	12,912	—	—	—	12,912	—	12,912	—	—	—
Net loss attributable to Strategic Storage Trust VI, Inc.	—	—	—	—	—	—	—	—	—	—	(3,380,622)	—	(3,380,622)	—	(3,380,622)	—	—	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	(169,197)	(169,197)	—	—	—
Balance as of June 30, 2022	10,696,527	$10,697	573,628	$574	668,406	$668	86,522	$87	$101,492,784	$(3,513,726)	$(8,016,099)	$—	$89,974,985	$3,314,505	$93,289,490	$1,218,807	$—	$—

See notes to consolidated financial statements.

Strategic Storage Trust VI, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND TEMPORARY EQUITY (CONTINUED)

(UNAUDITED)

	Common Stock
	Class P		Class A		Class T		Class W						Total
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Strategic Storage Trust VI, Inc. Equity	Noncontrolling Interests in our Operating Partnership	Total Equity	Redeemable Common Stock	Preferred Equity in our Operating Partnership	Preferred Stock
Balance as of June 30, 2022	10,696,527	$10,697	573,628	$574	668,406	$668	86,522	$87	$101,492,784	$(3,513,726)	$(8,016,099)	$—	$89,974,985	$3,314,505	$93,289,490	$1,218,807	$—	$—
Gross proceeds from issuance of common stock	—	—	637,805	638	1,521,783	1,522	78,617	78	22,516,874	—	—	—	22,519,112	—	22,519,112	—	—	—
Offering costs	—	—	—	—	—	—	—	—	(2,225,809)	—	—	—	(2,225,809)	—	(2,225,809)	—	—	—
Reimbursement of offering cost by Advisor	—	—	—	—	—	—	—	—	7,690	—	—	—	7,690	—	7,690	—	—	—
Changes to redeemable common stock	—	—	—	—	—	—	—	—	(772,250)	—	—	—	(772,250)	—	(772,250)	772,250	—	—
Distributions	—	—	—	—	—	—	—	—	—	(1,980,808)	—	—	(1,980,808)	—	(1,980,808)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	(83,211)	(83,211)	—	—	—
Issuance of shares for distribution reinvestment plan	72,571	72	2,910	2	5,011	5	710	1	772,170	—	—	—	772,250	—	772,250	—	—	—
Stock based compensation expense	—	—	—	—	—	—	—	—	4,842	—	—	—	4,842	—	4,842	—	—	—
Net loss attributable to Strategic Storage Trust VI, Inc.	—	—	—	—	—	—	—	—	—	—	(4,446,236)	—	(4,446,236)	—	(4,446,236)	—	—	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	(180,574)	(180,574)	—	—	—
Interest rate swap contract	—	—	—	—	—	—	—	—	—	—	—	(18,367)	(18,367)	(718)	(19,085)	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(284,442)	(284,442)	(11,126)	(295,568)	—	—	—
Balance as of September 30, 2022	10,769,098	$10,769	1,214,343	$1,214	2,195,200	$2,195	165,849	$166	$121,796,301	$(5,494,534)	$(12,462,335)	$(302,809)	$103,550,967	$3,038,876	$106,589,843	$1,991,057	$—	$—

See notes to consolidated financial statements.

Strategic Storage Trust VI, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND TEMPORARY EQUITY (CONTINUED)

(UNAUDITED)

	Common Stock
	Class P		Class A		Class T		Class W						Total
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Strategic Storage Trust VI, Inc. Equity	Noncontrolling Interests in our Operating Partnership	Total Equity	Redeemable Common Stock	Preferred Equity in our Operating Partnership	Preferred Stock
Balance as of December 31, 2022	10,841,745	$10,842	1,766,539	$1,767	3,015,798	$3,016	248,369	$248	$134,820,961	$(7,793,929)	$(16,727,700)	$(61,416)	$110,253,789	$2,807,481	$113,061,270	$2,873,848	$—	$—
Gross proceeds from issuance of common stock	—	—	294,558	294	673,565	674	140,638	141	11,096,021	—	—	—	11,097,130	—	11,097,130	—	—	—
Offering costs	—	—	—	—	—	—	—	—	(1,316,106)	—	—	—	(1,316,106)	—	(1,316,106)	—	—	—
Reimbursement of offering cost by Advisor	—	—	—	—	—	—	—	—	13,220	—	—	—	13,220	—	13,220	—	—	—
Changes to redeemable common stock	—	—	—	—	—	—	—	—	(974,931)	—	—	—	(974,931)	—	(974,931)	974,931	—	—
Distributions	—	—	—	—	—	—	—	—	—	(2,430,525)	—	—	(2,430,525)	—	(2,430,525)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	(84,089)	(84,089)	—	—	—
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(177,917)	—
Issuance of shares for distribution reinvestment plan	73,145	73	10,180	10	16,868	16	2,123	2	974,830	—	—	—	974,931	—	974,931	—	—	—
Stock based compensation expense	—	—	—	—	—	—	—	—	4,842	—	—	—	4,842	—	4,842	—	—	—
Gross proceeds from issuance of preferred equity in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	15,000,000	—
Preferred equity issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(189,920)	—
Accretion of preferred equity issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	15,848	—
Net loss attributable to Strategic Storage Trust VI, Inc.	—	—	—	—	—	—	—	—	—	—	(6,420,140)	—	(6,420,140)	—	(6,420,140)	—	177,917	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	(208,425)	(208,425)	—	—	—
Interest rate swap and cap contract loss	—	—	—	—	—	—	—	—	—	—	—	(153,361)	(153,361)	(4,992)	(158,353)	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(423,852)	(423,852)	(13,907)	(437,759)	—	—	—
Balance as of March 31, 2023	10,914,890	$10,915	2,071,277	$2,071	3,706,231	$3,706	391,130	$391	$144,618,837	$(10,224,454)	$(23,147,840)	$(638,629)	$110,624,997	$2,496,068	$113,121,065	$3,848,779	$14,825,928	$—

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

Strategic Storage Trust VI, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND TEMPORARY EQUITY (CONTINUED)

(UNAUDITED)

	Common Stock
	Class P		Class A		Class T		Class W						Total
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Strategic Storage Trust VI, Inc. Equity	Noncontrolling Interests in our Operating Partnership	Total Equity	Redeemable Common Stock	Preferred Equity in our Operating Partnership	Preferred Stock
Balance as of June 30, 2023	10,979,180	$10,979	2,360,495	$2,360	4,206,855	$4,207	521,147	$521	$152,327,369	$(12,834,169)	$(32,424,328)	$2,331,457	$109,418,396	$2,284,967	$111,703,363	$4,749,706	$—	$148,599,723
Gross proceeds from issuance of common stock	—	—	179,988	180	442,210	442	59,574	60	6,837,389	—	—	—	6,838,071	—	6,838,071	—	—	—
Offering costs	—	—	—	—	—	—	—	—	(1,107,426)	—	—	—	(1,107,426)	—	(1,107,426)	—	—	—
Reimbursement of offering cost by Advisor	—	—	—	—	—	—	—	—	5,850	—	—	—	5,850	—	5,850	—	—	—
Changes to redeemable common stock	—	—	—	—	—	—	—	—	(1,141,187)	—	—	—	(1,141,187)	—	(1,141,187)	1,141,187	—	—
Redemption of common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(241,074)
Distributions	—	—	—	—	—	—	—	—	—	(2,779,040)	—	—	(2,779,040)	—	(2,779,040)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	(85,957)	(85,957)	—	—	—
Distributions to preferred stockholders	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,131,250)
Issuance of shares for distribution reinvestment plan	74,536	75	14,935	15	26,256	26	3,952	4	1,141,067	—	—	—	1,141,187	—	1,141,187	—	—	—
Stock based compensation expense	—	—	—	—	—	—	—	—	8,070	—	—	—	8,070	—	8,070	—	—	—
Net loss attributable to Strategic Storage Trust VI, Inc.	—	—	—	—	—	—	—	—	—	—	(13,173,257)	—	(13,173,257)	—	(13,173,257)	—	—	3,131,250
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	(297,677)	(297,677)	—	—	—
Interest rate swap contract	—	—	—	—	—	—	—	—	—	—	—	791,343	791,343	23,134	814,477	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(1,963,173)	(1,963,173)	(57,859)	(2,021,032)	—	—	—
Balance as of September 30, 2023	11,053,716	$11,054	2,555,418	$2,555	4,675,321	$4,675	584,673	$585	$158,071,132	$(15,613,209)	$(45,597,585)	$1,159,627	$98,038,834	$1,866,608	$99,905,442	$5,649,819	$—	$148,599,723

See notes to consolidated financial statements.

STrategic Storage Trust VI, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(23,913,517)	$(9,960,595)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	10,659,854	4,248,199
Amortization of debt issuance costs	1,162,080	789,725
Stock based compensation expense related to issuance of restricted stock	17,754	17,754
Accretion of preferred equity costs	189,920	—
Derivative fair value adjustment	(885,694)	—
Unrealized foreign currency adjustment	1,753,102	1,278,049
Changes in operating assets and liabilities:
Other assets, net	(954,705)	(468,569)
Purchase of interest rate cap	(1,878,000)	—
Accounts payable and accrued liabilities	1,326,036	1,294,917
Due to affiliates	2,013,847	145,899
Net cash used in operating activities	(10,509,323)	(2,654,621)
Cash flows from investing activities:
Purchase of real estate facilities	(250,502,233)	(160,100,702)
Additions to real estate facilities	(5,643,405)	(779,785)
Deposits on acquisitions of real estate facilities and investments in unconsolidated real estate ventures	(1,585,202)	(240,141)
Investment in company owned life insurance	(876,293)	—
Investments in unconsolidated real estate ventures	(3,166,098)	(378,714)
Net cash used in investing activities	(261,773,231)	(161,499,342)
Cash flows from financing activities:
Proceeds from issuance of secured debt	179,324,261	118,844,752
Repayment of secured debt	(50,000,000)	(30,608,851)
Scheduled principal payments of secured debt	(677,409)	—
Prepaid debt issuance costs	(42,000)	(250,000)
Debt issuance costs	(1,454,867)	(1,325,011)
Gross proceeds from issuance of common stock	26,556,995	89,704,540
Offering costs	(2,989,811)	(7,986,801)
Proceeds from issuance of preferred equity in our Operating Partnership	15,000,000	—
Redemption of preferred equity in our Operating Partnership	(15,000,000)	—
Preferred equity in our Operating Partnership issuance costs	(189,920)	—
Gross proceeds from issuance of preferred stock	150,000,000	—
Preferred stock issuance costs	(1,400,277)	—
Redemption of common stock	(178,024)	—
Distributions paid to common stockholders	(4,505,116)	(2,372,829)
Distributions paid to noncontrolling interest in our Operating Partnership	(256,003)	(229,594)
Distributions paid to preferred shareholders	(2,087,500)	—
Distributions paid to preferred unitholders in our Operating Partnership	(271,250)	—
Net cash provided by financing activities	291,829,079	165,776,206
Impact of foreign exchange rate changes on cash and restricted cash	(1,045,362)	(807,829)
Net change in cash, cash equivalents and restricted cash	18,501,163	814,414
Cash, cash equivalents and restricted cash, beginning of period	7,791,544	4,580,759
Cash, cash equivalents and restricted cash, end of period	$26,292,707	$5,395,173

STrategic Storage Trust VI, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

Supplemental disclosures and non-cash transactions:
Cash paid for interest, net of amounts capitalized	$10,134,055	$1,926,716
Real estate facilities in due to affiliates	$2,567,640	$—
Real estate and construction in process in accounts payable and accrued liabilities	$323,124	$—
Debt issuance costs in due to affiliates	$150,000	$—
Debt issuance costs in accounts payable and accrued liabilities	$27,211	$—
Purchase of interest rate cap in accounts payable and accrued liabilities	$1,401,000	$—
Proceeds from issuance of common stock in accounts payable and accrued liabilities	$(40,000)	$(478,400)
Offering costs included in accounts payable and accrued liabilities	$588,184	$891,748
Interest rate swap contracts in other assets	$2,211,890	$—
Interest rate swap contracts in accounts payable and accrued liabilities	$—	$19,085
Foreign currency translation adjustment	$1,708,378	$295,568
Issuance of shares pursuant to distribution reinvestment plan	$3,195,069	$1,661,899
Distributions payable to common stockholders	$918,052	$676,811
Distributions payable to noncontrolling interests in our Operating Partnership	$28,029	$27,134
Distributions payable to Preferred stockholders	$3,131,250	$—
Redemption of common stock in accounts payable and accrued liabilities	$241,074	$—
Deposits applied to acquisition of real estate	$220,000	$—

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

On October 4, 2023, we filed a Post-Effective Amendment to our Registration Statement to register two new classes of common stock (Class Y shares and Class Z shares) with the SEC. On November 1, 2023, the amendment to our Registration Statement became effective with the SEC. Also, on November 1, 2023, we filed articles supplementary to our Charter which reclassified 200,000,000 Class T shares as Class Y shares and 70,000,000 Class A shares as Class Z shares. Effective as of November 1, 2023, we are offering Class Y shares and Class Z shares in our Primary Offering for $9.30 per share and are offering Class A shares, Class P shares, Class T shares, Class W shares, Class Y shares and Class Z shares pursuant to our distribution reinvestment plan for $9.30 per share.

Pursuant to a Sponsor Funding Agreement, our Sponsor has agreed to fund the payment of (i) the upfront 3% sales commission for the sale of Class Y Shares, (ii) the upfront 3% dealer manager fee for the Class Y Shares, and (iii) the estimated 1% organization and offering expenses for the sale of Class Y Shares and Class Z Shares. In November 2023 our Sponsor agreed to reimburse the Company in cash to cover the dilution from the one-time stock dividends described below. In consideration for our Sponsor providing the funding for the front-end sales load and the cash to cover the dilution from the stock dividends, Strategic Storage Operating Partnership VI, L.P., a Delaware limited partnership (our “Operating Partnership”) shall issue Series C Subordinated Convertible Units (“Series C Units”) to our Sponsor equal to the dollar

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

amount of such funding divided by the then-current offering price (initially $9.30 per share) for the Class Y and Class Z shares sold in the Public Offering. The Series C Units shall initially have no distribution, voting or other rights to participate in our Operating Partnership unless and until such Series C Units are converted into Class A Units of our Operating Partnership. The Series C Units shall automatically convert into Class A Units on a one-to-one basis upon our disclosure of an estimated net asset value per share equal to at least $10.00 per share for each of the Class A, Class P, Class T, Class W, Class Y, and Class Z shares calculated net of the value of Series C Units to be converted.

On November 1, 2023, the Company’s board of directors declared to holders of record of Class A shares, Class T shares and Class W shares, respectively, as of November 15, 2023 (a) a one-time stock dividend of 0.11075 Class A Shares per Class A Share outstanding, (b) a one-time stock dividend of 0.07526 Class T Shares per Class T Share outstanding, and (c) a one-time stock dividend of 0.01075 Class W Shares per Class W Share outstanding. These stock dividends will be issued to provide such stockholders who purchased Class A Shares, Class T Shares, or Class W Shares in the Public Offering the same number of shares of the applicable class as they would have received if they purchased their shares at a price of $9.30 per share, the offering price of Class Y Shares and Class Z Shares in the Public Offering.

Prior to the termination of our Private Offering, approximately 10.6 million shares of Class P common stock were sold for gross offering proceeds of approximately $100.7 million. As of September 30, 2023, approximately 2.5 million Class A shares, approximately 4.6 million Class T shares and approximately 0.6 million Class W shares had been sold in the Public Offering for gross offering proceeds of approximately $25.8 million, approximately $46.0 million and approximately $5.4 million, respectively. Through our distribution reinvestment plan, we have issued approximately 0.5 million Class P shares, approximately 47,000 Class A shares, approximately 83,000 Class T shares and approximately 11,000 Class W shares for gross proceeds of approximately $6.1 million.

We have invested the net proceeds from our Private Offering and Public Offering primarily in self storage facilities consisting of both income-producing and growth properties located in the United States and Canada. As of September 30, 2023, we owned 24 operating self storage properties located in seven states (Arizona, Delaware, Florida, Nevada, Oregon, Pennsylvania and Washington) and three Canadian provinces (Alberta, British Columbia and Ontario) and two development properties in Florida and Ontario. For more information, see Note 3 - Real Estate Facilities.

As of September 30, 2023, we owned 50% equity interests in three unconsolidated real estate ventures in two Canadian provinces (Ontario and Quebec) that are intended to be developed into self storage facilities, with subsidiaries of SmartCentres Real Estate Investment Trust (“SmartCentres”) owning the other 50% of such entities. For more information, see Note 4 - Investment in Unconsolidated Real Estate Ventures.

Our Operating Partnership was formed on October 15, 2020. On January 15, 2021, SmartStop Storage Advisors, LLC (“SSA”), an affiliate of our Advisor, purchased a limited partnership interest in our Operating Partnership for $1,000 and we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. On February 26, 2021, in connection with entering into the Private Offering Advisory Agreement, SSA made an additional $1,000 investment in our Operating Partnership in exchange for additional limited partnership interests and a special limited partnership interest.

On March 10, 2021, SmartStop OP, L.P. (“SmartStop OP”), an affiliate of our Sponsor and the operating partnership of SmartStop, contributed $5.0 million to our Operating Partnership, in exchange for 549,451 units of limited partnership interest in our Operating Partnership (the “OP Investment”). The OP Investment was made net of sales commissions and dealer manager fees, but without giving effect to the early investor discounts available to purchasers of shares in the Private Offering. At the effective time of the OP Investment, SmartStop OP was admitted as a limited partner to our Operating Partnership. As of September 30, 2023, we owned approximately 97% of the common units of limited partnership interest of our Operating Partnership. The remaining approximately 3% of the common units are owned by SmartStop OP.

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

SEPTEMBER 30, 2023

(Unaudited)

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

SEPTEMBER 30, 2023

(Unaudited)

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

As of September 30, 2023, we had not entered into any other contracts/interests that would be deemed to be variable interests in VIEs other than our joint ventures with SmartCentres, which are accounted for under the equity method of accounting. Please see Note 4 - Investments in Unconsolidated Real Estate Ventures. Other than the entities noted above, we do not currently have any material relationships with unconsolidated entities or financial partnerships.

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

SEPTEMBER 30, 2023

(Unaudited)

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

The value of the tangible assets, consisting of land and buildings, is determined as if vacant. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. We recorded approximately $4.5 million and $3.3 million in intangible assets to recognize the value of in-place leases related to our acquisitions during the nine months ended September 30, 2023 and 2022, respectively. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent.

Allocation of purchase price to acquisitions of facilities are allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available.

Acquisitions that do not meet the definition of a business, as defined under current GAAP, are accounted for as asset acquisitions. During the nine months ended September 30, 2023 and 2022, our acquisitions did not meet the definition of a business because substantially all of the fair value was concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) or because the acquisition did not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. As a result, once an acquisition is deemed probable, transaction costs are capitalized rather than expensed. During the nine months ended September 30, 2023 and 2022, our acquisitions did not meet the definition of a business, and we capitalized approximately $9.2 million and $2.8 million, respectively, of acquisition-related transaction costs.

During the each of the three months ended September 30, 2023 and 2022, we expensed approximately $0.3 million of acquisition-related transaction costs that did not meet our capitalization policy. During the nine months ended September 30, 2023 and 2022, we expensed approximately $1.4 million and $1.1 million, respectively, of acquisition-related transaction costs that did not meet our capitalization policy.

Evaluation of Possible Impairment of Long-Lived Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets, including those held through joint ventures, may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. For the nine months ended September 30, 2023 and 2022, no impairment losses were recognized.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

Advertising Costs

Advertising costs are included in property operating expenses and general and administrative expenses, depending on the nature of the expense, in the accompanying consolidated statements of operations. These costs are expensed in the period in which the cost is incurred. The Company incurred advertising costs of approximately $0.6 million and $1.7 million for the three and nine months ended September 30, 2023, respectively, and approximately $0.2 million and $0.4 million for the three and nine months ended September 30, 2022, respectively.

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

Allowance for Doubtful Accounts

Tenant accounts receivable is reported net of an allowance for doubtful accounts. Management records a general reserve estimate based upon a review of the current status of tenant accounts receivable. It is reasonably possible that management’s estimate of the allowance will change in the future. As of September 30, 2023 and December 31, 2022, approximately $40,000 and $50,000, respectively, were recorded to allowance for doubtful accounts, and are included within other assets in the accompanying consolidated balance sheets.

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

SEPTEMBER 30, 2023

(Unaudited)

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

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place leases. We are amortizing in-place leases on a straight-line basis over 18 months, the estimated average rental period for the leases. As of September 30, 2023, the gross amounts allocated to in-place lease intangibles were approximately $9.8 million and accumulated amortization of in-place lease intangibles totaled approximately $5.6 million. As of December 31, 2022, the gross amounts allocated to in-place lease intangibles were approximately $5.5 million and accumulated amortization of in-place lease intangibles totaled approximately $2.4 million.

The total estimated future amortization expense of intangible assets for the years ending December 31, 2023 and 2024 is approximately $1.2 million and $3.1 million, respectively.

Debt Issuance Costs

The net carrying value of costs incurred in connection with obtaining non revolving debt are presented on the consolidated balance sheets as a reduction of the related debt. Debt issuance costs are amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of September 30, 2023 and December 31, 2022, accumulated amortization of debt issuance costs related to non revolving debt totaled approximately $0.6 million and $0.7 million, respectively. For the three and nine months ended September 30, 2023, we expensed approximately $0.4 million and $1.2 million, respectively, and we expensed approximately $0.2 million and $0.8 million, for the three and nine months ended September 30, 2022, respectively, in debt issuance cost.

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

SEPTEMBER 30, 2023

(Unaudited)

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

See Note 12 – Subsequent Events for additional details regarding our Class Y and Z offering costs.

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

In addition, current accounting guidance requires, among other things, that financial instruments that represent a mandatory obligation of us to repurchase shares be classified as liabilities and reported at settlement value. For the nine months ended September 30, 2023 and 2022, we received redemption requests totaling approximately $0.4 million and none, respectively. Approximately $0.2 million was fulfilled in July 2023 and the remaining approximately $0.2 million was included in accounts payable and accrued liabilities as of September 30, 2023, and fulfilled in October 2023.

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

SEPTEMBER 30, 2023

(Unaudited)

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

SEPTEMBER 30, 2023

(Unaudited)

in certain circumstances, a single valuation technique may be appropriate. All of the fair values of the assets and liabilities as of the acquisition dates or assumed at the consolidation of the Operating Partnership were derived using Level 3 inputs.

The carrying amounts of cash and cash equivalents, restricted cash, other assets, variable-rate debt, accounts payable and accrued liabilities, distributions payable and amounts due to affiliates approximate fair value (categorized within Level 1 of the fair value hierarchy).

The table below summarizes our fixed rate notes payable at September 30, 2023 and December 31, 2022. The estimated fair value of financial instruments are subjective in nature and are dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of our fixed and variable rate notes payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. These assumptions are considered level 2 inputs within the fair value hierarchy. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

	September 30, 2023		December 31, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Secured Debt	$4,300,000	$4,800,000	$4,500,000	$4,800,000

As of September 30, 2023, we had interest rate swaps and an interest rate cap to hedge our interest rate exposure (See Notes 5 – Debt and 6 – Derivative Instruments). The valuation of these instruments were determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. The analyses reflect the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including interest rate curves and implied volatilities. The fair value of the interest rate hedges were determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash payments.

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

Although we had determined that the majority of the inputs used to value our derivatives were within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivative utilized Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, through September 30, 2023, we had assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustment was not significant to the overall valuation of our derivative. As a result, we determined that our derivatives valuation in its entirety was classified in Level 2 of the fair value hierarchy.

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

SEPTEMBER 30, 2023

(Unaudited)

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

Uncertain tax positions may arise where tax laws may allow for alternative interpretations or where the timing of recognition of income is subject to judgment. Under ASC Topic 740, tax positions are evaluated for recognition using a more–likely–than–not threshold, and those tax positions requiring recognition are measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of September 30, 2023 and December 31, 2022, the Company had no uncertain tax positions. As of September 30, 2023 and December 31, 2022, the Company had no interest or penalties related to uncertain tax positions. Income taxes payable are classified within accounts payable and accrued liabilities in the consolidated balance sheets. The tax year 2021 remains open to examination by the major taxing jurisdictions to which we are subject.

Concentration

No single self storage customer represents a significant concentration of our revenues. For the month of September 2023, approximately 47%, 17%, and 13% of our rental income was concentrated in the Greater Toronto Area of Canada, Arizona and Florida, respectively. Our properties within the aforementioned geographic areas are dispersed therein, operating in multiple different regions and sub-markets.

Segment Reporting

Our business is composed of one reportable segment: self storage operations. Within our self storage operations segment, as of September 30, 2023 and December 31, 2022, approximately $299.0 million and $54.6 million, respectively, of our long-lived assets relate to our operations in Canada. For the nine months ended September 30, 2023 and 2022 approximately $5.5 million and $0.1 million, respectively, of our revenues in the self storage segment related to our operations in Canada.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

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

Note 3. Real Estate Facilities

The following summarizes the activity in real estate facilities during the nine months ended September 30, 2023:

Real estate facilities
Balance at December 31, 2022	$260,839,091
Facility acquisitions	248,841,711
Improvements and additions	1,934,778
Impact of foreign exchange rate changes	(5,302,152)
Balance at September 30, 2023	$506,313,428
Accumulated depreciation
Balance at December 31, 2022	$(5,093,282)
Depreciation expense	(7,360,492)
Impact of foreign exchange rate changes	42,277
Balance at September 30, 2023	$(12,411,497)

The following table summarizes the purchase price allocations for our acquisitions during the nine months ended September 30, 2023:

Property	Acquisition Date	Real Estate Assets	Intangibles	Total(1)	2023 Revenue(2)	2023 Property Operating Income/(Loss)(2)(3)
Edmonton – AB	01/31/23	$11,198,071	$140,100	$11,338,171	$300,565	$75,868
North York – ONT	01/31/23	$39,306,884	$543,186	$39,850,070	$804,433	$258,711
Bradenton land - FL (4)	02/16/23	$1,390,987	$—	$1,390,987	$—	$—
Etobicoke land - ONT (5)	03/27/23	$1,749,931	$—	$1,749,931	$—	$—
Vancouver – BC	05/04/23	$32,913,632	$224,040	$33,137,672	$172,002	$(39,009)
Mississauga – ONT	06/19/23	$31,146,956	$1,016,426	$32,163,382	$511,736	$332,227
Mississauga II – ONT	06/19/23	$35,700,426	$227,843	$35,928,269	$144,334	$(36,929)
Burlington II – ONT	06/19/23	$18,900,250	$314,063	$19,214,313	$167,096	$64,225
Toronto – ONT	06/19/23	$38,989,580	$987,462	$39,977,042	$492,935	$302,341
Hamilton – ONT	06/19/23	$9,268,382	$305,678	$9,574,060	$186,023	$89,046
Woodbridge – ONT	06/19/23	$28,276,612	$749,364	$29,025,976	$410,181	$241,062
		$248,841,711	$4,508,162	$253,349,873	$3,189,305	$1,287,542

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

SEPTEMBER 30, 2023

(Unaudited)

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

The Company's investments in unconsolidated real estate ventures is summarized as follows:

					Carrying Value of Investment
	Location	Date Real Estate Venture Acquired Land	Real Estate Venture Status	Equity Ownership %	September 30, 2023	December 31, 2022
Toronto	Toronto, Ontario	April 2021	Under development	50%	$3,955,732	$3,820,955
Toronto II	Toronto, Ontario	December 2021	Under development	50%	6,223,386	5,706,395
Dorval	Dorval, Quebec	February 2023	Under development	50%	2,477,112	—
					$12,656,230	$9,527,350

On April 19, 2021, our Operating Partnership (through its subsidiaries) and SmartCentres (through its subsidiaries) acquired an undeveloped tract of land located in Toronto, Ontario (the “Toronto Land”) from an unaffiliated third party. The Toronto Land is owned by a limited partnership in which we (through our subsidiaries) and SmartCentres (through its subsidiaries) are each a 50% limited partner and each have an equal ranking general partner. At closing, our Operating Partnership (through its subsidiaries) subscribed for 50% of the units of the limited partnership at an agreed upon subscription price of approximately CAD $4.25 million, representing a contribution equivalent to 50% of the purchase price of the Toronto Land. We expect that the limited partnership will develop the Toronto Land into a self storage facility (the “Toronto Property”). Our 50% share of estimated development costs are approximately CAD $8.0 million which is expected to be funded with debt proceeds.

On December 14, 2021, our Operating Partnership (through its subsidiaries) and SmartCentres (through its subsidiaries) acquired three parcels of land located in Toronto, Ontario (the “Toronto II Land”) from an unaffiliated third party. The Toronto II Land is owned by a limited partnership in which we (through our subsidiaries) and SmartCentres (through its subsidiaries) are each a 50% limited partner and each have an equal ranking general partner. At closing, our Operating Partnership (through its subsidiaries) subscribed for 50% of the units of the limited partnership at an agreed upon subscription price of approximately CAD $6.6 million, representing a contribution equivalent to 50% of the purchase price of the Toronto II Land. We expect that the limited partnership will develop the Toronto II Land into a self storage facility (the “Toronto II Property”). Our 50% share of estimated development costs are approximately CAD $11.0 million which is expected to be funded with debt proceeds.

On February 21, 2023, our Operating Partnership (through its subsidiaries) and SmartCentres (through its subsidiaries) acquired an undeveloped tract of land located in Dorval, Quebec (the “Dorval Land”) from an unaffiliated third party. The Dorval Land is owned by a limited partnership in which we (through our subsidiaries) and SmartCentres (through its subsidiaries) are each a 50% limited partner and each have an equal ranking general partner. At closing, our Operating Partnership (through its subsidiaries) subscribed for 50% of the units of the limited partnership at an agreed upon subscription price of approximately CAD $3.0 million, representing a contribution equivalent to 50% of the purchase price of the Dorval Land. We expect that the limited partnership will develop the Dorval Land into a self storage facility (the “Dorval Property”). Our 50% share of estimated development costs are approximately CAD $12.0 million which is expected to be funded with debt proceeds.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

Note 5. Debt

The Company’s secured debt is summarized as follows:

Debt	September 30, 2023	December 31, 2022	Interest Rate		Maturity Date
Huntington Credit Facility	$107,574,000	$95,091,351	7.93%	(1)	11/30/2025
Skymar Loan	4,791,381	4,800,000	4.125%		8/1/2024
SmartStop Delayed Draw Mezzanine Loan	—	35,000,000	—		N/A
National Bank of Canada - Burlington Loan	11,662,992	12,055,230	7.64%	(2)	9/20/2025
National Bank of Canada - Cambridge Loan	11,114,449	11,439,000	7.64%	(3)	12/20/2025
National Bank of Canada - North York Loan	18,407,500	—	7.79%	(4)	1/31/2025
Bank of Montreal Loan	15,922,488	—	7.89%	(5)	5/4/2025
First National Loan	6,483,122	—	9.10%	(6)	5/18/2025
National Bank of Canada - Ontario Loan	93,657,360	—	7.99%	(7)	6/15/2025
SmartStop Bridge Loan	15,000,000	—	8.31%		12/31/2023
Debt issuance costs, net	(2,062,176)	(1,216,158)
Total Secured Debt	$282,551,116	$157,169,423

(1)
This variable rate loan encumbers 12 properties (Phoenix I, Phoenix II, Surprise, Bradenton, Apopka, Vancouver WA, Portland, Newark, Levittown, Chandler, St. Johns and Oxford). We entered into interest rate swap agreements and an interest rate cap that fixes SOFR at 2.72% until the maturity of the loan.
(2)
This variable rate loan encumbers our Burlington, ONT property and the amount shown above is in USD based on the foreign exchange rate in effect as of September 30, 2023 and December 31, 2022, respectively. We entered into an interest rate swap agreement that fixes CDOR at 4.02% until the maturity of the loan.
(3)
This variable rate loan encumbers our Cambridge, ONT property and the amount shown above is in USD based on the foreign exchange rate in effect as of September 30, 2023 and December 31, 2022, respectively. We entered into an interest rate swap agreement that fixes CDOR at 3.83% until the maturity of the loan.
(4)
This variable rate loan encumbers our North York, ONT property and the amount shown above is in USD based on the foreign exchange rate in effect as of September 30, 2023. We entered into an interest rate swap agreement that fixes CDOR at 3.79% until the maturity of the loan.
(5)
This variable rate loan encumbers our Vancouver, BC property and the amount shown above is in USD based on the foreign exchange rate in effect as of September 30, 2023. We entered into an interest rate swap agreement that fixes CDOR at 4.47% until the maturity of the loan.
(6)
This variable rate loan encumbers our Edmonton, AB property and the amount shown above is in USD based on the foreign exchange rate in effect as of September 30, 2023.
(7)
This variable rate loan encumbers our Ontario Portfolio and the amount shown above is in USD based on the foreign exchange rate in effect as of September 30, 2023. We entered into an interest rate swap agreement that fixes CDOR at 4.73% until the maturity of the loan.

The weighted average interest rate on our consolidated debt, excluding the impact of our interest rate hedging activities, as of September 30, 2023 was approximately 7.89%.

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

SEPTEMBER 30, 2023

(Unaudited)

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

In conjunction with the amendment to the Huntington Credit Facility, we entered into an interest rate swap agreement with a notional amount of $60.0 million, whereby Secured Overnight Financing Rate ("SOFR") is fixed at 4.01% through the maturity of the Huntington Credit Facility. On April 13, 2023, we entered into an interest rate cap agreement with a notional amount of $47.6 million, whereby SOFR is capped at 2.6% through the maturity of the Huntington Credit Facility. On September 28, 2023, we terminated the interest rate cap agreement entered on April 13, 2023 and entered into a new interest rate cap agreement with a notional amount of $47.6 million, whereby SOFR is capped at 1.1% through the maturity of the Huntington Credit Facility.

The Huntington Credit Facility is a term loan that has a maturity date of November 30, 2025, which may, in certain circumstances, be extended at the option of the Borrower until November 30, 2027. Payments due under the Huntington Credit Facility are interest-only during the initial term of the loan.

The amounts outstanding under the Huntington Credit Facility bear interest at a variable rate equal to the 1 month Term SOFR plus 2.61%, adjusted monthly, with a floor of 3.25%. As of September 30, 2023, the interest rate excluding the impact of our interest rate hedging activities on the Huntington Credit Facility was 7.93%. The loan may be prepaid in whole or in part, without penalty or premium, at any time, subject to certain conditions as set forth in the Credit Agreement.

The Credit Agreement contains certain customary representations and warranties, affirmative, negative and financial covenants, borrowing conditions, and events of default. We serve as a limited recourse guarantor with respect to the Huntington Credit Facility. In particular, the financial covenants include a minimum debt service coverage ratio and minimum net worth and liquid assets requirements applicable to us and our Operating Partnership as guarantors. As of September 30, 2023, we are in compliance with all such covenants.

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

SEPTEMBER 30, 2023

(Unaudited)

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

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

In May 2023, we repaid the $50 million outstanding balance on the SmartStop Delayed Draw Mezzanine Loan with all accrued interest and terminated the loan in accordance with the terms of the loan agreement.

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

Pursuant to the SmartStop Bridge Loan Agreement, the amounts outstanding under the SmartStop Bridge Loan bear a floating rate equal to SOFR plus 3.00%. As of September 30, 2023, the interest rate on the SmartStop Bridge Loan was 8.31%. The SmartStop Bridge Loan has an initial maturity date of December 31, 2023, which may be extended until December 31, 2024 at the option of the Bridge Loan Borrower upon payment of an extension fee equal to $37,500 and an increase to the interest rate of 1.00%. Payments under the SmartStop Bridge Loan are interest-only and payable monthly. The SmartStop Bridge Loan may be prepaid either in whole or in part, at any time, without penalty or premium.

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

The National Bank of Canada Burlington Loan Agreement also contains a debt service coverage ratio covenant and customary affirmative, negative and financial covenants; agreements; representations; warranties and borrowing conditions; and events of default all as set forth in such loan agreement. As of September 30, 2023, we were in compliance with such covenants.

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

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

and events of default all as set forth in such loan agreement. As of September 30, 2023, we were in compliance with such covenants.

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

The National Bank of Canada North York Loan Agreement also contains a debt service coverage ratio covenant and customary affirmative, negative and financial covenants; agreements; representations; warranties and borrowing conditions; and events of default all as set forth in such loan agreement. As of September 30, 2023, we were in compliance with such covenants.

Bank of Montreal Loan

On May 4, 2023, in connection with the acquisition of the Vancouver, BC Property, we, through a special purpose entity formed to acquire and hold the Vancouver, BC Property, entered into a term loan with Bank of Montreal (the “Bank of Montreal Loan”) for approximately CAD $21.6 million, which is secured by a deed of trust on the Vancouver, BC Property. Under the terms of the loan agreement (the “Bank of Montreal Loan Agreement”) the interest rate is equal to the one-month CDOR, plus 2.50%. In addition, we entered into an interest rate swap agreement with a notional amount of approximately CAD $21.6 million, whereby the CDOR is fixed at 4.47% through the maturity of the loan. The Bank of Montreal Loan also has an initial term of two years, maturing on May 4, 2025 with a one year extension option. The Bank of Montreal Loan is interest-only over the initial term of the loan.

The Bank of Montreal Loan Agreement contains a debt service coverage ratio covenant and customary affirmative, negative and financial covenants, agreements, representations, warranties and borrowing conditions, and events of default. We serve as full recourse guarantor with respect to the Bank of Montreal Loan. As of September 30, 2023, we are in compliance with all such covenants.

First National Loan

On May 19, 2023, we, through a wholly-owned subsidiary of our Operating Partnership, entered into a term loan with First National Financial LP (the “First National Loan”) for approximately CAD $8.8 million. The First National Loan is secured by a deed of trust on the Edmonton Property.

Pursuant to the terms of the loan agreement for the First National Loan (the “First National Loan Agreement”), the amounts outstanding under the First National Loan bear a floating rate equal to the Royal Bank of Canada Prime Rate, plus 1.90%. As of September 30, 2023, the interest rate on the First National Loan was approximately 9.10%. The First National Loan has an initial term of two years and an initial maturity date of May 18, 2025. Payments under the First National Loan are interest-only and payable monthly.

The loan may be prepaid in whole, but not in part, at any time, subject to certain conditions as set forth in the First National Loan Agreement. The loan documents contain agreements; representations; warranties and borrowing conditions; reserve requirements and events of default. In addition, and pursuant to the terms of the limited recourse guaranty, we serve as a full recourse guarantor with respect to the First National Loan. As of September 30, 2023, we are in compliance with all such covenants.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

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

The National Bank of Canada Ontario Loan Agreement contains an interest reserve requirement and a modified debt service coverage ratio covenant applicable to the Borrowers whereby the collateral properties must, in general, have a modified debt service coverage ratio of not less than 1.30 to 1.00. The National Bank of Canada Ontario Loan Agreement also contains customary affirmative, negative and financial covenants, agreements, representations, warranties and borrowing conditions, and events of default. As of September 30, 2023, we were in compliance with such covenants.

The following table presents the future principal payment requirements on our outstanding secured debt as of September 30, 2023:

2023	$15,182,988
2024	8,546,125
2025	260,884,179
Thereafter	—
Total payments	284,613,292
Debt issuance costs, net	(2,062,176)
Total	$282,551,116

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

The following table summarizes the terms of our derivative financial instruments as of September 30, 2023:

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

	Notional Amount	Strike	Effective Date	Maturity Date
Interest Rate Derivative:
CDOR Swap - Burlington Loan (1)	$15,840,000	4.02%	September 27, 2022	September 20, 2025
CDOR Swap - Cambridge Loan (1)	$15,095,000	3.83%	December 20, 2022	December 22, 2025
CDOR Swap - North York Loan (1)	$25,000,000	3.79%	January 31, 2023	February 2, 2026
SOFR Swap - Huntington Credit Facility I (2)	$38,000,000	4.01%	April 12, 2023	November 28, 2025
SOFR Swap - Huntington Credit Facility II (2)	$22,000,000	4.01%	April 12, 2023	November 28, 2025
CDOR Swap - Bank of Montreal Loan (1)	$21,625,000	4.47%	May 4, 2023	May 4, 2026
CDOR Swap - Ontario Loan (3)	$127,200,000	4.73%	June 15, 2023	June 15, 2026
SOFR Cap - Huntington Credit Facility (4)	$47,574,000	2.60%	April 13, 2023	September 28, 2023
SOFR Cap - Huntington Credit Facility (5)	$47,574,000	1.10%	September 28, 2023	November 28, 2025

(1)
Notional amount is denominated in CAD and has been designated as a cash flow hedge.
(2)
Notional amount is denominated in USD and has been designated as a cash flow hedge.
(3)
Notional amount is denominated in CAD and we have elected not to apply hedge accounting.
(4)
Notional amount was denominated in USD and was designated as a cash flow hedge. We terminated the cap on September 28, 2023.
(5)
Notional amount is denominated in USD and we have elected not to apply hedge accounting.

The following table presents a gross presentation of the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets:

	Asset/Liability Derivatives Fair Value
	September 30, 2023	December 31, 2022
Interest Rate Derivatives
Other assets	$6,842,142	$126,864

The following table presents the effects of our derivative financial instruments on our consolidated statements of operations for the periods presented:

	Location of amounts reclassified from OCI into income
	Gain (loss) recognized in OCI			Gain (loss) reclassified from OCI
	Three Months Ended September 30,
Type	2023	2022		2023	2022
Interest Rate Swaps	$1,029,762	$—	Interest Expense	$405,788	$—
Interest Rate Caps	$330,495	$—	Interest Expense	$139,992	$—
	$1,360,257	$—		$545,780	$—

	Location of amounts reclassified from OCI into income
	Gain (loss) recognized in OCI			Gain (loss) reclassified from OCI
	For the Nine Months Ended September 30,
Type	2023	2022		2023	2022
Interest Rate Swaps	$2,940,703	$—	Interest Expense	$729,105	$—
Interest Rate Caps	$994,111	$—	Interest Expense	$238,832	$—
	$3,934,814	$—		$967,937	$—

Based upon the forward rates in effect as of September 30, 2023, we estimate that approximately $1.9 million related to our qualifying cash flow hedges will be reclassified to reduce interest expense during the next 12 months.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

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

SEPTEMBER 30, 2023

(Unaudited)

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

As set forth in the Series B Articles Supplementary, the Series B Preferred Stock ranks senior to all other classes of our capital stock, including the Class A common stock (“Class A Common Stock”), Class P common stock, Class T common stock and Class W common stock (collectively, the “Common Stock”), with respect to rights to receive dividends and to participate in distributions or payments upon any voluntary or involuntary liquidation, dissolution or winding up. Dividends payable on each share of Series B Preferred Stock will initially be equal to a rate of 8.35% per annum. If the Series B Preferred Stock has not been redeemed on or prior to the fifth anniversary of the issuance of the Shares pursuant to the Series B Preferred Stock Purchase Agreement, the dividend rate will increase an additional 0.75% per annum each year thereafter to a maximum of 11.0% per annum until the tenth anniversary of the issuance of the Shares pursuant to the Series B Preferred Stock Purchase Agreement, at which time the dividend rate shall increase 0.75% per annum each year thereafter until the Series B Preferred Stock is redeemed or repurchased in full.

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

SEPTEMBER 30, 2023

(Unaudited)

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

SEPTEMBER 30, 2023

(Unaudited)

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

As of September 30, 2023, there were 150,000 Preferred Shares outstanding with an aggregate liquidation preference of approximately $153.1 million, which consists of $150 million from the initial closing and approximately $3.1 million of accumulated and unpaid distributions.

Note 8. Related Party Transactions

The related party transactions described within this Note are based on agreements in place as of September 30, 2023. On November 1, 2023, an amendment to our Registration Statement was declared effective by the SEC, and we concurrently amended certain agreements described below and executed certain additional agreements with related parties. See Note 12 – Subsequent Events for additional details regarding these agreements and amendments.

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

SEPTEMBER 30, 2023

(Unaudited)

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

Our Advisory Agreement provides for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us. Beginning four fiscal quarters after commencement of the Public Offering, pursuant to our Advisory Agreement, our Advisor is required to pay or reimburse us the amount by which our aggregate annual operating expenses, as defined, exceed the greater of 2% of our average invested assets or 25% of our net income, as defined, unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For any fiscal quarter for which total operating expenses for the 12 months then ended exceed the limitation, we will disclose this fact in our next quarterly report or within 60 days of the end of that quarter and send a written disclosure of this fact to our stockholders. In each case the disclosure will include an explanation of the factors that the independent directors considered in arriving at the conclusion that the excess expenses were justified. As of September 30, 2023, our aggregate annual operating expenses, as defined, did not exceed the threshold described above.

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

Our Former Transfer Agent

Our Chief Executive Officer is also the chief executive officer and indirect owner of the parent company of our former transfer agent, Strategic Transfer Agent Services, LLC. Pursuant to a transfer agent agreement, our former transfer agent provided transfer agent and registrar services to us. The services our transfer agent provided us were substantially similar to what a third party transfer agent would provide in the ordinary course of performing its functions as a transfer agent. In connection with the transfer to SS&C GIDS, Inc. as our new transfer agent, we terminated the transfer agent agreement with our former transfer agent effective as of September 18, 2023. In lieu of a termination fee and in recognition of the additional cost and expenses incurred by our former transfer agent in connection with the transition, we paid our former transfer agent a transition fee of $150,000.

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the year ended December 31, 2022 and the nine months ended September 30, 2023, as well as any related amounts payable as of December 31, 2022 and September 30, 2023:

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

	Year Ended December 31, 2022			For the Nine Months Ended September 30, 2023
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Operating expenses (including organizational costs)	$2,761,281	$1,936,266	$947,486	$3,770,573	$2,159,409	$2,558,650
Asset management fees	1,348,314	1,370,458	—	2,378,167	1,904,915	473,252
Property management fees	551,493	559,698	—	857,452	670,127	187,325
Transfer Agent expenses	145,716	138,529	7,187	319,426	176,613	150,000
Acquisition expenses (1)	631,575	739,556	3,674	413,577	179,263	237,988
Capitalized
Acquisition related (2)	4,797,897	4,442,083	751,460	5,808,206	3,851,088	2,708,578
Additional Paid-in Capital
Offering costs	102,285	167,785	—	9,990	9,990	—
Total	$10,338,561	$9,354,375	$1,709,807	$13,557,391	$8,951,405	$6,315,793

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

In order to protect the interest of the Property Manager in receiving these revenues in light of the fact that we control the properties and, hence, the ability of the Property Manager to receive such revenues, we and an affiliate of our Property Manager agreed to transfer our respective rights in such revenue to a joint venture entity owned 0.1% by our TRS subsidiary and 99.9% by our Property Manager’s affiliate (the “PM Affiliate”). Under the terms of the operating agreement of the joint venture entity, dated March 8, 2021 (the “JV Agreement”), our TRS receives 0.1% of the net revenues generated from such Tenant Programs and the PM Affiliate receives the other 99.9% of such net revenues. The JV Agreement further provides, among other things, that if a member or its affiliate terminates all or substantially all of the property management agreements or defaults in its material obligations under the JV Agreement or undergoes a change of control, as defined, (the “Triggering Member”), the other member generally shall have the right (but not the obligation) to either (i) sell all of its interest in the joint venture to the Triggering Member at fair market value (as agreed upon or as determined under an appraisal process) or (ii) purchase all of the Triggering Member’s interest in the joint venture at 95% of fair market value. For the nine months ended September 30, 2023 and 2022, an affiliate of our Property Manager received net revenue from this joint venture of approximately $0.6 million and $0.3 million, respectively.

Storage Auction Program

Our Sponsor owns a minority interest in a company that owns 50% of an online auction company (the “Auction Company”) that serves as a web portal for self storage companies to post their auctions for the contents of abandoned storage units online instead of using live auctions conducted at the self storage facilities. The Auction Company receives a service fee for such services. During the nine months ended September 30, 2023 and 2022, we paid approximately $21,000 and $3,000 in fees to the Auction Company related to our properties, respectively. Our properties will receive the proceeds from such online auctions.

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

SEPTEMBER 30, 2023

(Unaudited)

and 95% of the current offering price of our shares in the Primary Offering for Class A, Class T and Class W shares. No sales commission or dealer manager fee will be paid on shares sold through the distribution reinvestment plan. We may amend or terminate the distribution reinvestment plan for any reason at any time upon 10 days’ prior written notice to stockholders.

As of September 30, 2023, we have sold approximately 0.5 million Class P shares, 47,000 Class A shares, 83,000 Class T shares and 11,000 Class W shares through our distribution reinvestment plan offering.

See Note 12 – Subsequent Events for a discussion of an amended and restated distribution reinvestment plan in connection with the Public Offering.

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

SEPTEMBER 30, 2023

(Unaudited)

•
The cash available for redemption is limited to the proceeds from the sale of shares pursuant to our distribution reinvestment plan.
•
We have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

For the nine months ended September 30, 2023 and 2022, we received redemption requests totaling approximately $0.4 million and none, respectively. Approximately $0.2 million was fulfilled in July 2023 and the remaining approximately $0.2 million was included in accounts payable and accrued liabilities as of September 30, 2023, and fulfilled in October 2023.

See Note 12 – Subsequent Events for a discussion of certain amendments to the share redemption program.

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

Note 10. Declaration of Distributions

Cash Distribution Declaration

On September 27, 2023, our board of directors declared a daily distribution rate of approximately $0.001698 per day per share on the outstanding shares of common stock payable to Class A, Class T, Class W and Class P stockholders of record of such shares as shown on our books at the close of business on each day of the period commencing on October 1, 2023 and ending December 31, 2023. In connection with this distribution, for the stockholders of Class T shares, after the stockholder servicing fee is paid, approximately $0.001424 per day will be paid per Class T share and for the stockholders of Class W shares, after the dealer manager servicing fee is paid, approximately $0.001569 per day will be paid per Class W share. Such distributions payable to each stockholder of record during a month will be paid the following month.

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

SEPTEMBER 30, 2023

(Unaudited)

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

Note 12. Subsequent Events

Changes to our Offering and Certain Agreements

On October 4, 2023, we filed a Post-Effective Amendment to our Registration Statement to register two new classes of common stock (Class Y shares and Class Z shares) with the SEC. On November 1, 2023, the amendment to our Registration Statement became effective with the SEC. Also, on November 1, 2023, we filed articles supplementary to our Charter which reclassified 200,000,000 Class T shares as Class Y shares and 70,000,000 Class A shares as Class Z shares. Effective as of November 1, 2023, we are offering Class Y shares and Class Z shares in our Primary Offering for $9.30 per share and are offering Class A shares, Class P shares, Class T shares, Class W shares, Class Y shares and Class Z shares pursuant to our distribution reinvestment plan for $9.30 per share.

Also, on November 1, 2023, we amended certain agreements and executed certain additional agreements in connection with these changes to our Public Offering. The following agreements were amended:

Dealer Manager Agreement

On October 17, 2023, with an effective date of November 1, 2023, the Company and the Dealer Manager entered into Amendment No. 2 to the Dealer Manager Agreement and Participating Dealer Agreement (“Amendment No. 2 to the Dealer Manager Agreement”), in order to, among other things, describe the fees paid by the Company to the Dealer Manager with respect to the sale of Class Y shares and the Class Z shares. Pursuant to Amendment No. 2 to the Dealer Manager Agreement, the Company will pay the Dealer Manager upfront sales commissions in the amount of 3.0% of the gross proceeds of the Class Y shares sold and dealer manager fees in the amount of 3.0% of the gross proceeds of the Class Y

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

shares sold in the Primary Offering. However, as described below, the Sponsor has agreed to fund the payment of all upfront sales commissions and dealer manager fees, subject to the limitations described in “Sponsor Funding Agreement” below. In addition, the Company has agreed to pay the Dealer Manager a monthly stockholder servicing fee that will accrue daily in an amount equal to 1/365th of 1.0% of the purchase price per share of Class T shares and Class Y shares sold in the Primary Offering, and a monthly dealer managing servicing fee that will accrue daily in an amount equal to 1/365th of 0.5% of the purchase price per share of Class W shares and Class Z shares sold in the Primary Offering.

The Company will cease paying the stockholder servicing fee on any Class T share and Class Y share on the earlier of: (i) the date the Company lists its shares on a national securities exchange, merges or consolidates with or into another entity, or sells or disposes of all or substantially all of its assets, (ii) the date at which the aggregate underwriting compensation from all sources equals 10.0% of the gross proceeds from the sale of Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares in the Primary Offering (i.e., excluding proceeds from sales pursuant to the DRP), which calculation shall be made by the Company with the assistance of the Dealer Manager commencing after the termination of the Primary Offering, (iii) with respect to a particular Class T share or Class Y share, the third anniversary of the issuance of the share; and (iv) the date that such Class T share or Class Y share is redeemed or is no longer outstanding. The Company will cease paying the dealer manager servicing fee on any Class W share and Class Z share on the earlier of (i) the date the Company lists its shares on a national securities exchange, merge or consolidate with or into another entity, or sell or dispose of all or substantially all of our assets, (ii) the date at which the aggregate underwriting compensation from all sources equals 10.0% of the gross proceeds from the sale of Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares in the Primary Offering (i.e., excluding proceeds from sales pursuant to the DRP), which calculation shall be made by the Company with the assistance of the Dealer Manager commencing after the termination of the Primary Offering, (iii) the end of the month in which the aggregate underwriting compensation paid in the Primary Offering with respect to Class W shares and Class Z shares, comprised of the dealer manager servicing fees and the dealer manager support set forth in the Dealer Manager Agreement, equals 9.0% of the gross proceeds from the sale of Class W shares and Class Z shares in the Primary Offering (i.e., excluding proceeds from sales pursuant to the DRP), which calculation shall be made by the Company with the assistance of the Dealer Manager commencing after the termination of the Primary Offering, and (iv) the date that such Class W share or Class Z share is redeemed or is no longer outstanding.

Operating Partnership Agreement

On November 1, 2023, the Company entered into Amendment No. 3 to the Second Amended and Restated Limited Partnership Agreement (“Amendment No. 3 to the Operating Partnership Agreement”) of the Operating Partnership, in order to (i) establish two new classes of partnership units, Class Y partnership units and Class Z partnership units and provide that Class Y partnership units will be issued in connection with the Company’s contribution of net proceeds from the sale of Class Y shares and Class Z partnership units will be issued in connection with the Company’s contribution of net proceeds from the sale of Class Z shares; (ii) clarify any special allocations to classes of partnership units, including reduction of distributions on Class Y partnership units to pay the stockholder servicing fee with respect to the Class Y shares and reduction of distributions on Class Z partnership units to pay the dealer manager servicing fee with respect to the Class Z shares; and (iii) create Series C Subordinated Convertible Units of limited partnership interest in the Operating Partnership (the “Series C Units”) having economic terms and designations, powers, preferences, rights and restrictions as set forth in Amendment No. 3 to the Operating Partnership Agreement. The Series C Units shall initially have no distribution, voting, liquidation, or other rights to participate in the Operating Partnership unless and until such Series C Units are converted into Class A Units of limited partnership interest in the Operating Partnership (the “Class A Units”). The Series C Units shall automatically convert into Class A Units on a one-to-one basis upon the Company’s disclosure of an estimated net asset value per share equal to at least $10.00 per share for each of the Class A shares, Class P shares, Class T shares, Class W shares, Class Y shares, and Class Z shares calculated net of the value of the Series C Units to be converted.

The following new agreement became effective on November 1, 2023:

Sponsor Funding Agreement

On November 1, 2023, the Company entered into a sponsor funding agreement (the “Sponsor Funding Agreement”) by and among the Company, the Operating Partnership, and the Sponsor pursuant to which the Sponsor has agreed to fund the payment of (i) the upfront 3% sales commission for the sale of Class Y shares, (ii) the upfront 3% dealer manager fee for the Class Y shares, and (iii) the estimated 1% organization and offering expenses for the sale of Class Y shares and Class Z

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

shares. In addition, the Sponsor has agreed to reimburse the Company in cash to cover the dilution from the one-time stock dividends described elsewhere herein. The Sponsor Funding Agreement will terminate immediately upon the date that the Company ceases to offer Class Y shares and Class Z shares in the Primary Offering.

In consideration for the Sponsor providing the funding for the front-end sales load described above and the cash to cover the dilution from the stock dividends, the Operating Partnership will issue a number of Series C Units to the Sponsor equal to the dollar amount of such funding divided by the then-current offering price (initially $9.30 per share) for the Class Y shares and Class Z shares sold in the Public Offering. Pursuant to the Sponsor Funding Agreement, the Sponsor shall reimburse the Company monthly within 30 days after the end of each calendar month for the applicable front-end sales load it agreed to fund, and the Operating Partnership shall issue the Series C Units on a monthly basis, effective as of the respective funding date.

Amendment and Restatement of Distribution Reinvestment Plan

On October 2, 2023, the Company’s board of directors approved the Second Amended and Restated Distribution Reinvestment Plan (the “Second Amended and Restated DRP”) of the Company to include, as eligible participants, stockholders holding Class Y shares and stockholders holding Class Z shares. The Second Amended and Restated DRP will replace the current distribution reinvestment plan. The distribution reinvestment plan was also amended and restated to state that the purchase price for shares pursuant to the Second Amended and Restated DRP shall be $9.30 per share for all classes of shares. The Second Amended and Restated DRP became effective on November 11, 2023.

Amendment to the Share Redemption Program

On October 2, 2023, the Company’s board of directors approved an amendment to the Company’s share redemption program. Pursuant to the share redemption program, as amended, until the Company establishes a net asset value per share, the redemption price per share will depend on the class of shares purchased and whether such shares were purchased in the Public Offering or the Private Offering, among other factors. For Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares, the redemption price per share will be equal to 93% of the net investment amount, which net investment amount will initially be the $9.30 primary offering price, until the Company conducts its first net asset value per share calculation. Thereafter, the redemption price per share will be equal to 93% of the then-current estimated net asset value per share for such class of shares once the Company’s board of directors approves such an estimated net asset value per share. For the Class P shares, the redemption price per share will continue to depend on the length of time such shares have been held, as described further in the Company’s prospectus.

Offering Status

As of November 6, 2023, in connection with our offerings we have issued approximately 11.1 million Class P shares for gross offering proceeds of approximately $105.5 million, approximately 2.8 million Class A shares for gross offering proceeds of approximately $28.4 million, approximately 4.8 million Class T shares for gross offering proceeds of approximately $47.5 million, approximately 0.6 million Class W shares for gross offering proceeds of approximately $5.9 million and no Class Y and Class Z shares have been issued.

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

On February 26, 2021, pursuant to a confidential private placement memorandum, we commenced a private offering of up to $200,000,000 in shares of our common stock and $20,000,000 shares of common stock pursuant to our distribution reinvestment plan. Please see Note 1 of the Notes to the Consolidated Financial Statements contained elsewhere in this report for additional information. The primary portion of our private offering was terminated on March 17, 2022. We received approximately $100.7 million in offering proceeds from the sale of our common stock pursuant to the private offering. Through our distribution reinvestment plan, we have issued approximately 0.5 million Class P shares for gross proceeds of approximately $4.7 million.

In connection with the Public Offering, defined below, we filed articles of amendment to our Charter (the “Articles of Amendment”) and articles supplementary to our Charter (the “Articles Supplementary”). Following the filing of the Articles of Amendment and the Articles Supplementary, we authorized 30,000,000 shares of common stock designated as Class P shares, 300,000,000 shares of common stock designated as Class A shares, 300,000,000 shares of common stock designated as Class T shares, and 70,000,000 shares of common stock designated as Class W shares. Any common stock sold in the Private Offering were redesignated as Class P common stock upon the filing of the Articles of Amendment. On May 28, 2021, we filed a Form S-11 Registration Statement, which was subsequently amended, with the Securities and Exchange Commission (“SEC”) to register a maximum of $1,000,000,000 in shares of Class A, Class T, and Class W common stock for sale to the public (the “Primary Offering”) and $95,000,000 in shares of Class A, Class T, and Class W common stock for sale pursuant to our distribution reinvestment plan (collectively, the “Public Offering”). On March 17, 2022, the SEC declared our registration statement effective. As of September 30, 2023, approximately 2.5 million Class A shares, approximately 4.6 million Class T shares and approximately 0.6 million Class W shares had been sold in the Public Offering for gross offering proceeds of approximately $25.8 million, approximately $46.0 million and approximately $5.4 million, respectively. Through our distribution reinvestment plan, we have issued approximately 47,000 Class A shares, approximately 83,000 Class T shares and approximately 11,000 Class W shares for gross proceeds of approximately $1.4 million.

On October 4, 2023, we filed a Post-Effective Amendment to our Registration Statement to register two new classes of common stock (Class Y shares and Class Z shares) with the SEC. On November 1, 2023, the amendment to our Registration Statement became effective with the SEC. Also, on November 1, 2023, we filed articles supplementary to our Charter which reclassified 200,000,000 Class T shares as Class Y shares and 70,000,000 Class A shares as Class Z shares. Effective as of November 1, 2023, we are offering Class Y shares and Class Z shares in our Primary Offering for $9.30 per share and are offering Class A shares, Class P shares, Class T shares, Class W shares, Class Y shares and Class Z shares pursuant to our distribution reinvestment plan for $9.30 per share.

We have invested the net proceeds from our Private Offering and Public Offering primarily in self storage facilities consisting of both income-producing and growth properties located in the United States and Canada. As of September 30, 2023, we owned 24 operating self storage properties located in seven states (Arizona, Delaware, Florida, Nevada, Oregon, Pennsylvania and Washington) and three Canadian provinces (Alberta, British Columbia and Ontario), 50% equity interests in three unconsolidated real estate ventures located in Canadian provinces (Ontario and Quebec) that are intended to be developed into self storage facilities, with subsidiaries of SmartCentres Real Estate Investment Trust (“SmartCentres”) owning the other 50% of such entity and two development properties in Florida and Ontario.

As of September 30, 2023, our operating self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)		Rental Income %(4)
Alberta	1	495	49,600	2%	84%	(5)	2%
Arizona	4	2,850	379,065	18%	87%	(5)	17%
British Columbia	1	470	39,040	2%	72%	(5)	2%
Delaware	1	830	80,585	4%	78%	(5)	3%
Florida	4	2,190	270,975	13%	86%		13%
Nevada	1	335	51,900	2%	92%		3%
Ontario	9	8,945	992,445	47%	78%	(5)	47%
Oregon	1	520	55,830	3%	87%		3%
Pennsylvania	1	810	78,040	4%	91%		5%
Washington	1	1,095	99,800	5%	90%		5%
	24	18,540	2,097,280	100%	82%		100%

(1)
Includes all rentable units, consisting of storage units and parking units (approximately 975 units).
(2)
Includes all rentable square feet consisting of storage units and parking units (approximately 247,900 square feet).
(3)
Represents the occupied square feet of all facilities we owned in a state divided by total rentable square feet of all the facilities we owned in such state as of September 30, 2023.
(4)
Represents rental income for all facilities we own in a state divided by our total rental income for the month ended September 30, 2023.
(5)
The following recently acquired properties are newly constructed or lease-up properties. The properties' occupancy as of their respective acquisition dates and as of September 30, 2023 are as follows:

Property	Acquisition Date	Initial Occupancy %	September 30, 2023 Physical Occupancy %
Newark - DE	4/26/2022	27%	78%
Chandler - AZ	5/17/2022	58%	83%
Cambridge - ONT	12/20/2022	60%	84%
North York - ONT	1/31/2023	30%	63%
Edmonton - AB	1/31/2023	22%	84%
Vancouver - BC	5/4/2023	38%	72%
Mississauga II - ONT	6/19/2023	15%	46%
Burlington II - ONT	6/19/2023	54%	80%
Toronto - ONT	6/19/2023	70%	86%
Woodbridge - ONT	6/19/2023	70%	81%

Development properties

Bradenton Land

On February 16, 2023, we, through an indirect, wholly-owned subsidiary of our Operating Partnership, acquired a parcel of land adjacent to our property in Bradenton, Florida (the “Bradenton Land”) from an unaffiliated third party. The purchase price for the Bradenton Land was approximately $1.4 million, plus closing costs and an acquisition fee to our advisor, which was funded by proceeds from our Primary Offering. We intend to expand our current self storage property on the Bradenton Land. Estimated development cost are approximately $5 million, which we expect to fund with a combination of net proceeds from our Primary Offering and/or potential future debt financing.

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

The following table summarizes our investments in unconsolidated real estate ventures as of September 30, 2023:

	Location	Date Real Estate Venture Acquired Land	Real Estate Venture Status	Estimated Completion Date	Equity Ownership %	Approx. Units at Completion	Approx. Sq. Ft. (net) at Completion
Toronto	Toronto, Ontario	April 2021	Under Development	First half of 2025	50%	1,200	98,500
Toronto II	Toronto, Ontario	December 2021	Under Development	First half of 2025	50%	1,500	121,500
Dorval	Dorval, Quebec	February 2023	Under Development	First half of 2025	50%	1,250	112,000
						3,950	332,000

Our 50% share of development costs are currently expected to be approximately CAD $8.0 million for the Toronto Property, approximately CAD $11.0 million for the Toronto II Property and approximately CAD $12.0 million for the Dorval Property, and are expected to be funded with debt proceeds.

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

On March 10, 2021, we commenced formal operations and we acquired our first six self storage properties during 2021. As of September 30, 2023 and 2022, we owned 24 and 14 operating self storage facilities, respectively.

Our operating results for the three months ended September 30, 2023 include full period results for 24 properties. Our operating results for the three months ended September 30, 2022 include full period results for 11 properties and partial period results for three self storage property acquired during the third quarter of 2022. As such, we believe there is little basis for comparison between the three months ended September 30, 2023 and 2022. Operating results in future periods will depend on the results of operations of these properties and the real estate properties that we acquire in the future.

Our operating results for the nine months ended September 30, 2023 include full period results for 15 self storage facilities, and partial period results for nine properties acquired during the first nine months of 2023. Our operating results for the nine months ended September 30, 2022 include full period results for six self storage facilities, and partial period results for eight properties acquired during the first nine months of 2022. As such, we believe there is little basis for comparison between the nine months ended September 30, 2023 and 2022. Operating results in future periods will depend on the results of operations of these properties and the real estate properties that we acquire in the future.

Comparison of the Three Months Ended September 30, 2023 and 2022

Total Revenues

Total revenues for the three months ended September 30, 2023 and 2022 were approximately $6.3 million and approximately $2.6 million, respectively. The increase in total revenue of approximately $3.7 million is primarily attributable to a full quarter of operations for 24 properties in the third quarter of 2023, compared to a full quarter of operations for 11 properties and partial quarter of operations for three properties acquired in the third quarter of 2022. We expect total revenues to increase in the future commensurate with our future acquisition activity and lease-up of our non-stabilized properties.

Property Operating Expenses

Property operating expenses for the three months ended September 30, 2023 and 2022 were approximately $2.6 million and approximately $1.1 million, respectively. Property operating expenses include the costs to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses of approximately $1.5 million is primarily attributable to a full quarter of operations for 24 properties in the third quarter of 2023, compared to a full quarter of operations for 11 properties and partial quarter of operations for three properties acquired in the third quarter of 2022. We expect property operating expenses to increase in the future as our operational activity increases but decrease as a percentage of total revenues as we lease-up our non-stabilized properties.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the three months ended September 30, 2023 and 2022 were approximately $1.4 million and approximately $0.6 million, respectively. Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses – affiliates of approximately $0.8 million is primarily attributable to a full quarter of operations for 24 properties in the third quarter of 2023, compared to a full quarter of operations for 11 properties and partial quarter of operations for three property acquired in the third quarter of 2022. We expect property operating expenses – affiliates to increase in the future as our operational activity increases.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2023 and 2022 were approximately $1.5 million and approximately $0.6 million, respectively. General and administrative expenses consist primarily of legal expenses, directors’ and officers’ insurance, transfer agent fees, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors related costs. The increase in general and administrative expenses of approximately $0.9 million is primarily attributable to an increase in costs commensurate with the increase in our operational activity. We expect general and administrative expenses to increase in the future as our operational activity increases, but decrease as a percentage of total revenue.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended September 30, 2023 and 2022 were approximately $4.6 million and approximately $2.0 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The increase in depreciation and amortization expense of approximately $2.6 million is primarily attributable to a full quarter of operations for 24 properties in the third quarter of 2023, compared to a full quarter of operations for 11 properties and partial quarter of operations for three properties acquired in the third quarter of 2022. We expect depreciation and amortization expense to increase in future periods commensurate with our future acquisition activity.

Acquisition Expenses – Affiliates

Acquisition expenses – affiliates for the three months ended September 30, 2023 and 2022 were approximately $0.1 million and approximately $0.2 million, respectively. Acquisition expenses primarily relate to the costs associated with our potential acquisitions prior to the acquisitions becoming probable in accordance with our capitalization policy. We expect acquisition expenses- affiliates to fluctuate in the future commensurate with our acquisition activity.

Other Property Acquisition Expenses

Other property acquisition expenses for the three months ended September 30, 2023 and 2022 were approximately $0.2 million and approximately $0.1 million, respectively. Acquisition expenses primarily relate to the costs associated with our potential acquisitions prior to the acquisitions becoming probable in accordance with our capitalization policy. We expect other property acquisition expenses to fluctuate in the future commensurate with our acquisition activity.

Interest Expense

Interest expense for the three months ended September 30, 2023 and 2022 was approximately $4.7 million and approximately $1.4 million, respectively. Interest expense consists of interest incurred on the loans related to our 24 self storage properties in 2023 compared to 14 properties in 2022 and an increase in rates on our variable rate debt. We expect interest expense to fluctuate in the future commensurate with our future debt level and interest rates.

Interest Expense – Debt Issuance Costs

Interest expense – debt issuance costs for the three months ended September 30, 2023 and 2022 were approximately $0.4 million and approximately $0.2 million, respectively. Interest expense – debt issuance costs reflects the amortization of fees incurred in connection with obtaining financing. We expect interest expense – debt issuance costs to increase commensurate with our future financing activity.

Derivative fair value adjustment

Derivative fair value adjustment for the three months ended September 30, 2023 and 2022 was approximately $1.0 million and none, respectively. Derivative fair value adjustment consists of fair market value adjustment of our interest rate derivatives we elected not to apply hedge accounting. We expect the derivative fair value adjustment to change in the future based upon changes in interest rates.

Foreign currency adjustment

Foreign currency adjustment for the three months ended September 30, 2023 and 2022 was approximately $2.4 million and approximately $1.1 million, respectively. Foreign currency adjustment consists of changes in foreign currency related to our net investments in unconsolidated real estate ventures and Canadian operations, not classified as long term in accordance with GAAP. We expect foreign currency adjustment to change in the future based upon changes in exchange rates, as well as future net investments in real estate in currencies other than United States dollars.

Comparison of the Nine Months Ended September 30, 2023 and 2022

Total Revenues

Total revenues for the nine months ended September 30, 2023 and 2022 were approximately $14.7 million and approximately $5.5 million, respectively. The increase in total revenue of approximately $9.2 million is primarily attributable to a full period of operations for 15 properties and partial period of operations for nine properties acquired during the first nine months of 2023, compared to a full period of operations for six properties and partial period of operations for eight properties acquired during the first nine months of 2022. We expect total revenues to increase in the future commensurate with our future acquisition activity and lease-up of our non-stabilized properties.

Property Operating Expenses

Property operating expenses for the nine months ended September 30, 2023 and 2022 were approximately $6.4 million and approximately $2.6 million, respectively. Property operating expenses include the costs to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses of approximately $3.8 million is primarily attributable to a full period of operations for 15 properties and partial period of operations for nine properties acquired during the first nine months of 2023, compared to a full period of operations for six properties and partial period of operations for eight properties acquired during the first nine months of 2022. We expect property operating expenses to increase in the future as our operational activity increases but decrease as a percentage of total revenues as we lease-up our non-stabilized properties.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the nine months ended September 30, 2023 and 2022 were approximately $3.2 million and approximately $1.2 million, respectively. Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses – affiliates of approximately $2.0 million is primarily attributable to a full period of operations for 15 properties and partial period of operations for nine properties acquired during the first nine months of 2023, compared to a full period of operations for six properties and partial period of operations for eight properties acquired during the first nine months of 2022. We expect property operating expenses – affiliates to increase in the future as our operational activity increases.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2023 and 2022 were approximately $4.0 million and approximately $1.6 million, respectively. General and administrative expenses consist primarily of legal expenses, directors’ and officers’ insurance, transfer agent fees, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors related costs. The increase in general and administrative expenses of approximately $2.4 million is primarily attributable to an increase in costs commensurate with the increase in our operational activity. We expect general and administrative expenses to increase in the future as our operational activity increases, but decrease as a percentage of total revenue.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the nine months ended September 30, 2023 and 2022 were approximately $10.7 million and approximately $4.2 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The increase in depreciation and amortization expense of approximately $6.5 million is primarily attributable to a full period of operations for 15 properties and partial period of operations for nine properties acquired during the first nine months of 2023, compared to a full period of operations for six properties and partial period of operations for eight properties acquired during the first nine months of 2022. We expect depreciation and amortization expense to increase in future periods commensurate with our future acquisition activity.

Acquisition Expenses – Affiliates

Acquisition expenses – affiliates for each of the nine months ended September 30, 2023 and 2022 were approximately $0.4 million. Acquisition expenses primarily relate to the costs associated with our potential acquisitions prior to the acquisitions becoming probable in accordance with our capitalization policy. We expect acquisition expenses- affiliates to fluctuate in the future commensurate with our acquisition activity.

Other Property Acquisition Expenses

Other property acquisition expenses for the nine months ended September 30, 2023 and 2022 were approximately $0.9 million and approximately $0.7 million, respectively. Acquisition expenses primarily relate to the costs associated with our potential acquisitions prior to the acquisitions becoming probable in accordance with our capitalization policy. We expect other property acquisition expenses to fluctuate in the future commensurate with our acquisition activity.

Interest Expense

Interest expense for the nine months ended September 30, 2023 and 2022 was approximately $11.3 million and approximately $2.6 million, respectively. Interest expense consists of interest incurred on the loans related to our 24 self storage properties in 2023 compared to 14 properties in 2022 and an increase in rates on our variable rate debt. We expect interest expense to fluctuate in the future commensurate with our future debt level and interest rates.

Interest Expense – Debt Issuance Costs

Interest expense – debt issuance costs for the nine months ended September 30, 2023 and 2022 were approximately $1.2 million and approximately $0.8 million, respectively. Interest expense – debt issuance costs reflects the amortization of fees incurred in connection with obtaining financing. We expect interest expense – debt issuance costs to increase commensurate with our future financing activity.

Derivative fair value adjustment

Derivative fair value adjustment for the nine months ended September 30, 2023 and 2022 was approximately $0.9 million and none, respectively. Derivative fair value adjustment consists of fair market value adjustment of our interest rate derivatives we elected not to apply hedge accounting. We expect the derivative fair value adjustment to change in the future based upon changes in interest rates.

Foreign currency adjustment

Foreign currency adjustment for the nine months ended September 30, 2023 and 2022 was approximately $1.8 million and approximately $1.3 million, respectively. Foreign currency adjustment consists of changes in foreign currency related to our net investments in unconsolidated real estate ventures and Canadian operations, not classified as long term in accordance with GAAP. We expect foreign currency adjustment to change in the future based upon changes in exchange rates, as well as future net investments in real estate in currencies other than United States dollars.

Liquidity and Capital Resources

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the nine months ended September 30, 2023 and 2022 is as follows:

	Nine Months Ended
	September 30, 2023	September 30, 2022	Change
Net cash flow provided by (used in):
Operating activities	$(10,509,323)	$(2,654,621)	$(7,854,702)
Investing activities	(261,773,231)	(161,499,342)	(100,273,889)
Financing activities	291,829,079	165,776,206	126,052,873

Cash flows used in operating activities for the nine months ended September 30, 2023 and 2022 were approximately $10.5 million and approximately $2.7 million, respectively, a change of approximately $7.8 million. The increase in cash used in our operating activities is primarily the result of increased acquisitions of lease up and non stabilized properties.

Cash flows used in investing activities for the nine months ended September 30, 2023 and 2022 were approximately $261.8 million and approximately $161.5 million, respectively, a change of approximately $100.3 million. The increase in cash used in our investing activities is primarily the result of cash used for the purchase of real estate.

Cash flows provided by financing activities for the nine months ended September 30, 2023 and 2022 were approximately $291.8 million and approximately $165.8 million, respectively, a change of approximately $126.0 million. The increase in cash provided by our financing activities is primarily the result of an increase in net debt proceeds used to acquire real estate totaling $40.5 million, and net proceeds raised from issuance of preferred stock $148.6 million, offset by a decrease in net proceeds raised from our Public Offering of approximately $58.2 million.

Short-Term Liquidity and Capital Resources

Our liquidity needs consist primarily of our property operating expenses, general and administrative expenses, debt service payments, capital expenditures, property acquisitions, development costs for joint venture and wholly owned investments and distributions to our stockholders, preferred stockholders and limited partners in our Operating Partnership, as necessary to maintain our REIT qualification. We generally expect that we will meet our short-term liquidity requirements from the combination of proceeds from our Primary Offering, proceeds from secured and unsecured financing from banks or other lenders, impound reserve accounts for interest and net cash provided from property operations.

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

The following shows our distributions paid and the sources of such distributions for the respective periods presented:

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
Distributions paid in cash — common stockholders	$4,505,116		$2,372,829
Distributions paid in cash — preferred unitholders in our Operating Partnership	271,250		—
Distributions paid in cash — preferred unitholders	2,087,500		—
Distributions paid in cash — Operating Partnership unitholders	256,003		229,594
Distributions reinvested	3,195,069		1,661,899
Total distributions	$10,314,938		$4,264,322
Source of distributions
Cash flows provided by operations	$—	0.0%	$—	0.0%
Proceeds from offerings	7,119,869	69.0%	2,602,423	61.0%
Offering proceeds from distribution reinvestment plan	3,195,069	31.0%	1,661,899	39.0%
Total sources	$10,314,938	100.0%	$4,264,322	100.0%

From our inception through September 30, 2023, we have paid cumulative distributions of approximately $17.8 million, as compared to cumulative net loss attributable to our common stockholders of approximately $45.6 million. For the nine months ended September 30, 2023, we paid distributions of approximately $10.3 million, as compared to a net loss attributable to our common stockholders of approximately $28.9 million. Net loss attributable to our common stockholders for the nine months ended September 30, 2023, reflects non-cash depreciation and amortization of approximately $10.7 million and acquisition related expenses of approximately $1.4 million. From our inception through September 30, 2023, cumulative net loss attributable to our common stockholders reflects non-cash depreciation and amortization of approximately $18.2 million, and acquisition related expenses of approximately $4.1 million.

For the nine months ended September 30, 2022, we paid distributions of approximately $4.3 million, as compared to a net loss attributable to our common stockholders of approximately $9.5 million. Net loss attributable to our common stockholders for the nine months ended September 30, 2022 reflects non-cash depreciation and amortization of approximately $4.2 million and acquisition related expenses of approximately $1.1 million.

Indebtedness

As of September 30, 2023, our total indebtedness was approximately $282.6 million which included approximately $279.8 million of variable rate debt and approximately $4.8 million of fixed rate debt, less approximately $2.0 million in net debt issuance costs. See Note 5 – Debt, of the Notes to the Consolidated Financial Statements contained in this report for more information about our indebtedness.

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

Our material cash requirements from known contractual and other obligations primarily relate to the following, for which information on both a short-term and long-term basis is provided in the indicated notes to the consolidated financial statements:

•
Debt — Refer to Note 5 of the Notes to the Consolidated Financial Statements. As of September 30, 2023 excluding the impact of our interest rate hedging activities, future cash payments for interest on debt over the next 12 months is approximately $22.5 million. As of September 30, 2023 future cash payments for maturing debt over the next 12 months is approximately $22.1 million. We expect to meet these future obligations with a combination of proceeds from our Primary Offering, operations, exercising debt extension options and future debt financing.
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

As of September 30, 2023, our total indebtedness was approximately $282.6 million, which included approximately $279.8 million in variable rate debt and approximately $4.8 million in fixed rate debt, less approximately $2.0 million in net debt issuance costs. A change in interest rates on variable debt could impact the interest incurred and cash flows and its fair value. Excluding the impact of our interest rate hedging activity, if the underlying rate of the related index on our variable rate debt were to increase by 100 basis points, the increase in interest would decrease future earnings and cash flows by approximately $2.8 million annually.

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

The following table summarizes future debt maturities and average interest rates on our outstanding debt as of September 30, 2023:

	Payments due during the years ended December 31,
	2023	2024	2025	2026	2027	Thereafter	Total
Variable rate debt(1)	$15,134,988	$3,802,744	$260,884,179	$—	$—	$—	$279,821,911
Average interest rate(1)	8.03%	8.03%	8.03%	N/A	N/A	N/A
Fixed rate debt(1)	$48,000	$4,743,381	$—	$—	$—	$—	$4,791,381
Average interest rate(1)	4.125%	4.125%	N/A	N/A	N/A	N/A

(1)
Interest expense for fixed rate debt was calculated based upon the contractual rate and the interest expense on variable rate debt was calculated based on the rate in effect on September 30, 2023, excluding the impact of interest rate derivatives. The Huntington Credit Facility, National Bank of Canada - Burlington Loan, National Bank of Canada - Cambridge Loan, National Bank of Canada - North York, Bank of Montreal and National Bank of Canada - Ontario loan have variable rates, however, we entered into interest rate caps or swap agreements that fix SOFR at 2.72%, CDOR at 4.02%, CDOR at 3.83%, CDOR at 3.79%, CDOR at 4.47% and CDOR at 4.73% respectively until the maturity of the loan. Debt denominated in foreign currency has been converted based on the rate in effect as of September 30, 2023.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The following should be read in conjunction with the risk factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2022.

We have incurred a net loss to date, have an accumulated deficit and our operations may not be profitable in 2023.

We incurred a net loss attributable to common stockholders of approximately $28.9 million for the nine months ended September 30, 2023. Our accumulated deficit was approximately $45.6 million as of September 30, 2023. Given that we are still early in our fundraising and acquisition stage, our operations may not be profitable in 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)
Distribution Reinvestment Plan - Class P Shares

During the three months ended September 30, 2023, through our distribution reinvestment plan, we have issued approximately 74,500 Class P shares to investors who originally purchased shares in our private offering, for gross proceeds of approximately $0.7 million. No sales commissions or dealer manager fees are paid in connection with the sale of shares pursuant to our distribution reinvestment plan. Each of the purchasers of our shares of common stock under our private offering has represented that he or she is an accredited investor. Based upon these representations, we believe that the foregoing issuances of our shares of Class P common stock were exempt from the registration requirements pursuant to Rule 506 and Section 4(a)(2) of the Act and Regulation D promulgated thereunder.

(b)
On March 17, 2022, our Public Offering (SEC File No. 333-256598) of up to $1.0 billion in shares of our common stock in our Primary Offering was declared effective by the SEC, consisting of three classes of shares: Class A shares for $10.33 per share (up to $450 million in shares), Class T shares for $10.00 per share (up to $450 million in shares), and Class W shares for $9.40 per share (up to $100 million in shares) and up to $95 million in shares pursuant to our distribution reinvestment plan at $9.81 per share for Class A shares, $9.50 per share for Class T shares and $9.40 per share for Class W shares. As of September 30, 2023, we had sold approximately 2.5 million Class A shares for gross offering proceeds of approximately $25.8 million, approximately 4.6 million Class T shares for gross offering proceeds of approximately $46.0 million and approximately 0.6 million Class W shares for gross offering proceeds of approximately $5.4 million pursuant to our Primary Offering. Through our distribution reinvestment plan, we have issued approximately 47,000 Class A shares, approximately 83,000 Class T shares and approximately 11,000 Class W shares for gross proceeds of approximately $1.4 million. We have incurred approximately $6.9 million in sales commissions and dealer manager fees (of which approximately $3.5 million was re-allowed to a third party broker-dealer) in connection with the Primary Offering, and approximately $3.4 million in organization and offering costs.
(c)
Our share redemption program enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our Registration Statement on Form S-11 (SEC Registration No. 333-256598). During the three months ended September 30, 2023, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) That May Yet to be Purchased Under the Plans or Programs
July 31, 2023	19,201	$9.27	—	585,257
August 31, 2023	—	—	—	585,257
September 30, 2023	—	—	—	585,257

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

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended September 30, 2023 (and are numbered in accordance with Item 601 of Regulation S-K).

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

3.7*	Certificate of Correction to the Articles Supplementary

3.8

Articles Supplementary of Strategic Storage Trust VI, Inc., incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on November 1, 2023, Commission File No. 333-256598

4.1

Form of Subscription Agreement and Subscription Agreement Signature Page (included as Appendix A to the prospectus), incorporated by reference to the Company’s prospectus dated March 17, 2022, Commission File No. 333-256598

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

101*

The following Strategic Storage Trust VI, Inc. financial information for the three and nine months ended September 30, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Equity and Temporary Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

104*	The cover page from the Strategic Storage Trust VI, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, has been formatted in Inline XBRL.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STORAGE TRUST VI, INC. (Registrant)
Dated: November 14, 2023	By:	/s/ Matt F. Lopez
Matt F. Lopez Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)