Form 10-K
period 2023-12-31
Strategic Storage Trust VI, Inc.
filed 2024-03-29
CIK 1852575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of March 25, 2024, there were 11,169,087 outstanding shares of Class P common stock, 3,352,808 outstanding shares of Class A common stock, 5,314,552 outstanding shares of Class T common stock, 692,631 outstanding shares of Class W common stock, 1,439,099 outstanding shares of Class Y common stock, and 118,261 outstanding shares of Class Z common stock of the registrant.

Documents Incorporated by Reference:

The registrant incorporates by reference in Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K portions of its Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders.

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
•
We have incurred a net loss to date, have an accumulated deficit and our operations may not be profitable in 2024.
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
•
Until we generate operating cash flows sufficient to pay distributions, we may pay distributions from financing activities, which may include borrowings in anticipation of future cash flows or the net proceeds of our Public Offering (which may constitute a return of capital); in such event, we will have fewer funds available for the acquisition of properties, and our stockholders’ overall return may be reduced. Therefore, it is likely that some or all of the distributions that we make will represent a return of capital, at least in the first few years of operation. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies, and we may use an unlimited amount from any source to pay our distributions, and it is likely that we will use offering proceeds to fund a majority of our initial distributions.
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
•
Changes in the Canadian Dollar / USD exchange rate could have a material adverse effect on our operating results and the value of the investment of our stockholders.
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
•
We have issued Series B Convertible Preferred Stock that ranks senior to all common stock and grants the holder superior rights compared to common stockholders, which may have the effect of diluting our stockholders’ interests in us and discouraging a takeover or other similar transaction.

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

In connection with the Public Offering, defined below, we filed articles of amendment to our Charter (the “Articles of Amendment”) and articles supplementary to our Charter (the “Articles Supplementary”). Following the filing of the Articles of Amendment and the Articles Supplementary, we authorized 30,000,000 shares of common stock designated as Class P shares, 300,000,000 shares of common stock designated as Class A shares, 300,000,000 shares of common stock designated as Class T shares, and 70,000,000 shares of common stock designated as Class W shares. Any common stock sold in the Private Offering were redesignated as Class P common stock upon the filing of the Articles of Amendment. On May 28, 2021, we filed a Form S-11 Registration Statement, which was subsequently amended, with the Securities and Exchange Commission (“SEC”) to register a maximum of $1,000,000,000 in shares of Class A, Class T, and Class W common stock for sale to the public (the “Primary Offering”) and $95,000,000 in shares of Class A, Class T, and Class W common stock for sale pursuant to our distribution reinvestment plan. On March 17, 2022, the SEC declared our registration statement effective and the primary portion of our Private Offering was terminated.

On October 4, 2023, we filed a Post-Effective Amendment to our Registration Statement to register two new classes of common stock (Class Y shares and Class Z shares) with the SEC. On November 1, 2023, the amendment to our Registration Statement became effective with the SEC. Also, on November 1, 2023, we filed articles supplementary to our Charter which reclassified 200,000,000 Class T shares as Class Y shares and 70,000,000 Class A shares as Class Z shares. Effective as of November 1, 2023, we are offering Class Y shares and Class Z shares in our Primary Offering for $9.30 per share and are offering Class A shares, Class P shares, Class T shares, Class W shares, Class Y shares and Class Z shares pursuant to our distribution reinvestment plan for $9.30 per share. We are no longer offering Class A shares, Class T shares or Class W shares in our Primary Offering (collectively, the “Public Offering”).

Pursuant to a Sponsor Funding Agreement, our Sponsor has agreed to fund the payment of (i) the upfront 3% sales commission for the sale of Class Y shares, (ii) the upfront 3% dealer manager fee for the Class Y shares, and (iii) the estimated 1% organization and offering expenses for the sale of Class Y shares and Class Z shares. In November 2023 our Sponsor agreed to reimburse the Company in cash to cover the dilution from the one-time stock distributions described below. In consideration for our Sponsor providing the funding for the front-end sales load and the cash to cover the dilution from the stock distributions, Strategic Storage Operating Partnership VI, L.P., a Delaware limited partnership (our “Operating Partnership”) shall issue Series C Subordinated Convertible Units (“Series C Units”) to our Sponsor equal to the dollar amount of such funding divided by the then-current offering price (initially $9.30 per share) for the Class Y and Class Z shares sold in the Public Offering. The Series C Units shall initially have no distribution, voting or other rights to participate in our Operating Partnership unless and until such Series C Units are converted into Class A Units of our Operating Partnership. The Series C Units shall automatically convert into Class A Units on a one-to-one basis upon our disclosure of an estimated net asset value per share equal to at least $10.00 per share for each of the Class A, Class P, Class T, Class W, Class Y, and Class Z shares calculated net of the value of Series C Units to be converted.

On November 1, 2023, the Company’s board of directors declared to holders of record of Class A shares, Class T shares and Class W shares, respectively, as of November 15, 2023 (a) a one-time stock distribution of 0.11075 Class A shares per Class A share outstanding, (b) a one-time stock distribution of 0.07526 Class T shares per Class T share outstanding, and (c) a one-time stock distribution of 0.01075 Class W shares per Class W share outstanding. These stock distributions were issued to provide such stockholders who purchased Class A shares, Class T shares, or Class W shares in the Public Offering the same number of shares of the applicable class as they would have received if they purchased their shares at a price of $9.30 per share, the offering price of Class Y shares and Class Z shares in the Public Offering.

Prior to the termination of our Private Offering, approximately 10.6 million shares of Class P common stock were sold for gross offering proceeds of approximately $100.7 million. As of December 31, 2023, approximately 2.9 million Class A shares, approximately 4.8 million Class T shares, approximately 0.7 million Class W shares, approximately 0.4 million Class Y shares and approximately 0.1 million Class Z shares had been sold in the Public Offering for gross offering proceeds of approximately $30.3 million, approximately $48.1 million, approximately $6.3 million, approximately $3.5 million and approximately $0.3 million, respectively. Through our distribution reinvestment plan, we have issued approximately 0.6 million Class P shares, approximately 66,000 Class A shares, approximately 112,000 Class T shares, approximately 16,000 Class W shares, approximately 3 Class Y shares and no Class Z shares for gross proceeds of approximately $7.3 million.

We have invested the net proceeds from our Private Offering and Public Offering primarily in self storage facilities consisting of both income-producing and growth properties located in the United States and Canada. As of December 31, 2023, we owned 24 operating self storage properties located in seven states (Arizona, Delaware, Florida, Nevada, Oregon, Pennsylvania and Washington) and three Canadian provinces (Alberta, British Columbia and Ontario) and two development properties in Florida and Ontario. For more information, see Note 3 - Real Estate Facilities.

As of December 31, 2023, we owned 50% equity interests in four unconsolidated real estate ventures in two Canadian provinces (Ontario and Quebec) that are intended to be developed into self storage facilities, with subsidiaries of SmartCentres Real Estate Investment Trust (“SmartCentres”) owning the other 50% of such entities. For more information, see Note 4 - Investment in Unconsolidated Real Estate Ventures.

On February 1, 2024, our board of directors approved an extension of our public offering to March 17, 2025, as permitted under applicable SEC rules. We may continue to sell Class Y shares and Class Z shares in our public offering until the third anniversary of the effective date of our public offering, March 17, 2025, unless further extended by our board of directors under applicable law. We also reserve the right to terminate our public offering at any time.

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

On March 10, 2021, SmartStop OP, L.P. (“SmartStop OP”), an affiliate of our Sponsor and the operating partnership of SmartStop, contributed $5.0 million to our Operating Partnership, in exchange for 549,451 units of limited partnership interest in our Operating Partnership (the “OP Investment”). The OP Investment was made net of sales commissions and dealer manager fees, but without giving effect to the early investor discounts available to purchasers of shares in the Private Offering. At the effective time of the OP Investment, SmartStop OP was admitted as a limited partner to our Operating Partnership. As of December 31, 2023, we owned approximately 97% of the common units of limited partnership interest of our Operating Partnership. The remaining approximately 3% of the common units are owned by SmartStop OP.

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

Our Property Manager, a Delaware limited liability company, was formed on October 7, 2020 to manage our properties. Our Property Manager will derive substantially all of its income from the property management services it performs for us. Our Property Manager may enter into sub-property management agreements with third party management companies and pay part of its management fee to such sub-property manager. See Note 8 – Related Party Transactions – Property Management Agreement, of the notes to the consolidated financial statements contained in this report.

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

Industry Summary

Self storage refers to properties that offer month-to-month storage unit rental for personal or business use. Self storage facilities offer a cost-effective and flexible storage alternative in which customers rent fully enclosed and secure spaces. Typical unit sizes range from 5x5 feet to 10x30 feet with facilities typically providing a variety of different sizes and configurations. Customers typically have access to their storage units 18 hours a day, with some facilities offering 24-hour access. Rental rates can vary and are determined by the location and size of the rental space, the level of security, and whether the unit is climate controlled. The short-term nature of self storage leases creates the opportunity for real-time rate increases, which has led well-positioned facilities to achieve substantial rate growth in a rising cost environment.

In addition to primary self storage operations, facilities also tend to have a number of other ancillary products that provide incremental revenues. This includes, but is not limited to, tenant insurance, protection or insurance plans, moving and packing supplies, locks and boxes, and other services. Sophisticated operators have the opportunity to substantially increase profitability of under-managed facilities post acquisition.

The customer base of self storage operators includes both local residential customers, typically within a 3- to 5-mile radius of the facility, as well as commercial users. According to the 2023 Self Storage Almanac, self storage facilities generally have a customer mix of approximately 79% residential, 14% commercial, 4% military and 3% students.

•
Residential customers generally store items ranging from furniture, household items and appliances to cars, boats and recreational vehicles.
•
Commercial customers tend to include small business owners who require easy and frequent access to their goods, records, extra inventory or storage for seasonal goods. Commercial customers are also increasingly utilizing self storage for their distribution logistics, as its ease of access, security, flexible lease terms, climate control features and proximity to their distribution destinations all drive operational results.
•
While military and student users are a smaller portion of the overall mix, the mix tends to vary by location of the facility, with facilities near military bases and universities achieving higher military and student mixes, respectively.

The self storage industry is highly fragmented, with owners and operators ranging from individual property owners to institutional investors and large, publicly traded REITs. According to the 2023 Self Storage Almanac, there are approximately 51,000 primary self storage facilities in the U.S. representing a total of 2.0 billion rentable square feet. The largest 100 operators manage approximately 59% of net rentable square footage, but only 35% of all U.S.-based self storage properties. The five publicly listed self storage companies are Public Storage, Extra Space Storage Inc., AMERCO (the parent company of U-Haul), CubeSmart, and National Storage Affiliates Trust, which collectively operate approximately 22% of all U.S.-based self storage properties. Similar to the U.S., the self storage market in Canada exhibits highly fragmented ownership, albeit to a much greater extent. Colliers estimates that approximately 70% of all stores in Canada are owned by individuals with only one or two stores and the top 10 operators in Canada have roughly 20% market share. With the majority of the existing supply operated locally by non-institutional groups in the U.S and Canada, there is a significant market opportunity to acquire existing facilities and increase revenue and profitability through professional management, digitalization and physical expansion projects.

Business Overview

Unlike many other REITs and real estate companies, we are an operating business. We develop, acquire, and own self storage facilities. We do not directly manage or operate any of our properties. Rather, we rely on our property manager for such responsibilities. Our self storage facilities offer inexpensive, easily accessible, enclosed storage units or parking spaces to residential and commercial users on a month-to-month basis. Our facilities are fenced with computerized gates and well illuminated. Many of our properties provide customers with the convenience of direct vehicle access to their storage units. Most of our facilities offer climate controlled units that offer heating in the winter and cooling in the summer. Certain of our facilities also offers outside vehicle, boat and recreational vehicle storage areas. Our facilities are generally constructed of masonry or steel walls resting on concrete slabs and have standing seam metal, shingle, or tar and gravel roofs. Customers typically have access to their storage units 18 hours a day. Individual storage units are secured by a lock furnished by the customer to provide the customer with control of access to the space, and access to storage units is controlled by keypad enabled entry doors or gate.

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

Self Storage Business Strategy

Unlike many other REITs and real estate companies, we are an operating business. Our self storage facilities will offer inexpensive, easily accessible, enclosed storage units or parking space to residential and commercial users on a month-to-month basis. Most of our facilities will be fenced with computerized gates and will be well lighted. Many of our properties will be single-story or have ground floor drive up units, thereby providing customers with the convenience of direct vehicle access to their storage units. At certain facilities, we will offer climate controlled units that offer heating in the winter and cooling in the summer. Many of our facilities will also offer outside vehicle, boat, and recreational vehicle storage areas. Our facilities generally will be constructed of masonry or steel walls resting on concrete slabs and have standing seam metal, shingle, or tar and gravel roofs. We expect that customers will have access to their storage units 18 hours a day, and some of our facilities will provide 24-hour access. Individual storage units will be secured by a lock furnished by the customer to provide the customer with control of access to the space.

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

Affiliation with SmartStop Self Storage REIT, Inc.

We believe that one of our greatest competitive strengths is our affiliation with SmartStop, which is one of the largest self storage companies in North America with an owned or managed portfolio, as of December 31, 2023, of 194 operating properties in 22 states and Canada comprising approximately 137,000 units and 15.4 million rentable square feet. SmartStop is a self-managed REIT with a fully integrated operations team of approximately 500 self storage professionals focused on growing the SmartStop® Self Storage brand. SmartStop indirectly owns our Sponsor, Advisor and Property Manager.

Proven Acquisition Execution in the Self Storage Space

Our Advisor’s management team has significant experience acquiring self storage facilities across a broad spectrum of opportunities, including stabilized facilities, recently developed facilities in lease up, facilities that have just received a certificate of occupancy, facilities in need of renovation and/or re-development and ground up development. Our Advisor’s dedicated acquisitions team, located in both the United States and Canada, possesses an average of approximately 15 years of real estate transaction experience and is responsible for executing all of our acquisitions through the use of its proprietary underwriting methodology. More importantly, our Advisor’s acquisitions team has cultivated relationships in the industry that are highly beneficial to its overall deal sourcing. We believe that our Advisor maintains a competitive advantage in acquiring facilities given the scale of its business, its experience and the networks of its team.

Experienced Management Team with Extensive Operating Expertise

Our Advisor’s management team has strong insight and operating acumen developed from decades of successfully operating self storage facilities and creating value while navigating through multiple real estate and economic cycles. Our Chief Executive Officer, H. Michael Schwartz, has transacted more than $6.5 billion in commercial real estate, with more than $4.8 billion in the self storage industry. The other six members of our advisor’s management team have extensive self storage experience with an average of approximately 16 years in self storage roles. We benefit from the significant experience of our advisor’s management team and its ability to effectively navigate changing market conditions and achieve sustained growth.

Institutional Quality, Technology-Driven Operations Focused on Customer Service

Over the past decade, SmartStop has made significant investments in technology, infrastructure, and human capital to support its operational and digital platforms and enable real-time decision making at scale. Digital tools, resources and enhancements are leveraged across its organization to jointly coordinate marketing and pricing activities, improve the customer experience, grow rental revenue and enhance expense efficiencies. Today, our Property Manager’s technology-driven operating platform includes:

•
consistent and recognizable brand across store locations;
•
digital brand presence and protection;
•
highly sophisticated and responsive user-friendly website with mobile optimization;
•
proprietary data warehouse, algorithmically driving pricing changes;
•
dedicated, in-house call center;
•
ability to transact across a spectrum of mediums, including contactless, online rentals, call center rentals, reservations systems and in person rentals;
•
highly trained staff, focused on enhancing the customer experience; and
•
automated proprietary digital marketing algorithms driving near real time targeting and spend decisions.

Our Property Manager is focused on creating a convenient and hassle-free customer experience with an emphasis on the leasing process, regardless of individual customer preferences. Accordingly, our Property Manager offers website and call center reservations, in person leasing, call center leasing and website leasing, all from a variety of devices, including mobile phones and tablets. Since January 2022, nearly half of all SmartStop rentals were executed in a 100% contactless manner. Meeting the customer at their level has allowed our Property Manager to bolster its digital marketing efforts, primarily driven by a combination of pay-per-click and search engine optimization campaigns, to continue to maintain attractive returns on invested marketing dollars. As of October 31, 2022, SmartStop has migrated to a new property management software system that is fully integrated with all of its primary proprietary operations platform. The technological backbone of our Property Manager’s operating platform is further supported by a dedicated staff of operations professionals, including over 365 store-level employees. SmartStop’s dedicated staff, institutional technology platform and branding presence led to Newsweek ranking it #1 in the self storage business for Best Customer Service in 2021 and 2023.

Ability to Increase Below Market Rents

A key component of our property management platform is analyzing the rental rate gap between existing and incoming customers and assessing increased rents to existing customers where appropriate. This allows our Property Manager to drive additional revenue and net operating income growth. Many of the customers in our portfolio are leasing units at below market rental rates. Our Property Manager believes we can continue to utilize targeted rate increases without a material change in customer turnover at our properties.

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

Our Borrowing Strategy and Policies

We intend to use medium-to-high leverage (between 50% to 60% based on loan to purchase price ratio) to make our investments and, at certain times during our Public Offering, our debt leverage levels may be temporarily higher as we acquire properties in advance of funds being raised in our Public Offering. Our board of directors will regularly monitor our investment pipeline in relation to our projected fundraising efforts and otherwise evaluate market conditions related to our debt leverage ratios throughout our Public Offering. As of December 31, 2023, our leverage ratio was approximately 51%.

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
•
liability and title insurance policies.

Joint Venture Investments

We may acquire some of our properties in joint ventures, some of which may be entered into with affiliates of our Advisor, including SmartStop and Strategic Storage Growth Trust III, Inc. ("SSGT III"). We may also enter into joint ventures, general partnerships, co-tenancies, and other participations with real estate developers, owners, and others for the purpose of owning and leasing real properties. Among other reasons, we may want to acquire properties through a joint venture with third parties or affiliates in order to diversify our portfolio of properties in terms of geographic region or property type or to co-invest with one of our property management partners. Joint ventures may also allow us to acquire an interest in a property without requiring that we fund the entire purchase price. In addition, certain properties may be available to us only through joint ventures. In determining whether to recommend a particular joint venture, our Advisor will evaluate the real property which such joint venture owns or is being formed to own under the same criteria described elsewhere in this prospectus.

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

We have limited prior financial and operating history that investors may use to evaluate our ability to successfully and profitably implement our business plans. We were incorporated on October 14, 2020 and commenced formal operations on March 10, 2021. As of December 31, 2023, we owned 24 self storage facilities located in seven states (Arizona, Delaware, Florida, Nevada, Oregon, Pennsylvania and Washington) and three Canadian provinces (Alberta, British Columbia and Ontario), two wholly-owned developmental properties in Florida and Ontario, as well as 50% equity interests in four unconsolidated real estate ventures located in the two Canadian provinces (Ontario and Quebec) that are intended to be developed into self storage facilities, with subsidiaries of SmartCentres Real Estate Investment Trust ("SmartCentres") owning the other 50% of such entity.

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

We have incurred a net loss to date, have an accumulated deficit, and our operations may not be profitable in 2024.

We incurred a net loss attributable to our common stockholders of approximately $40.8 million for the fiscal year ended December 31, 2023. Our accumulated deficit was approximately $64.1 million as of December 31, 2023. Given that we are still early in our fundraising and acquisition stage, our operations may not be profitable in 2024.

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

Until we establish a net asset value per share, the purchase price for shares we repurchase under our share redemption program will depend on the class of shares purchased and whether such shares were purchased in our private offering or in our public offering, among other factors, and under most circumstances will be less than the amount paid for such shares. Accordingly, you may receive less by selling your shares back to us than you would receive if our investments were sold for their estimated values and such proceeds were distributed in our liquidation.

The actual value of shares that we redeem under our share redemption program may be substantially less than what we pay.

Under our share redemption program, until our board of directors approves an estimated net asset value per share, as published from time to time in an Annual Report on Form 10-K, a Quarterly Report on Form 10-Q, and/ or a Current Report

on Form 8-K, publicly filed with the SEC, shares may be redeemed at varying prices depending on factors such as how such shares were acquired, the number of years such shares have been held, the circumstances under which such shares are being redeemed or whether we have approved an estimated net asset value, or NAV, applicable to the class of shares being redeemed. Accordingly, the actual value of the shares that we redeem may be less than the redemption price per share that we pay, and, if so, then the redemption will be dilutive to our remaining stockholders. Alternatively, if, at the time of redemption, the net asset value of the shares that we redeem is higher than the redemption price, the redeeming stockholder will not benefit from any increase in the value of the underlying assets.

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

To assist FINRA members and their associated persons that participate in our Public Offering of common stock in meeting their customer account statement reporting obligations pursuant to applicable FINRA Conduct Rules, we will disclose an estimated value per share of our shares of each class. Initially, we will report the net investment amount of our Class A, Class T, Class W, Class Y and Class Z shares, which will be based on the “amount available for investment” percentage shown in our estimated use of proceeds table. This estimated value per share will be accompanied by any disclosures required under the FINRA Conduct Rules. This approach to valuing our shares may bear little relationship to, and may exceed, what stockholders would receive for their shares if they tried to sell them or if we liquidated our portfolio or completed a merger or other sale of our company.

As required by amendments to rules promulgated by FINRA, we expect to disclose an estimated per share value of our shares based on a valuation no later than 150 days following the second anniversary of the date we commenced our Public Offering, although we may determine to provide an estimated per share value based upon a valuation earlier than presently anticipated. If we provide an estimated per share value of our shares based on a valuation prior to the conclusion of our Public Offering, our board of directors may determine to modify the offering price, including the price at which the shares are offered pursuant to the distribution reinvestment plan, to reflect the estimated value per share.

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

When determining the estimated value per share from and after 150 days following the second anniversary of the date we commenced our Public Offering and annually thereafter, there are currently no SEC, federal, or state rules that establish requirements specifying the methodology to employ in determining an estimated value per share; provided, however, that the determination of the estimated value per share must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert or service and must be derived from a methodology that conforms to standard industry practice. After the initial appraisal, appraisals will be done annually and may be done on a quarterly rolling basis. The valuations will be estimates and consequently should not be viewed as an accurate reflection of the fair value of our investments nor will they represent the amount of net proceeds that would result from an immediate sale of our assets.

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

The Series B Convertible Preferred Stock rank senior to all classes or series of stock in our company, and therefore, any cash we have to pay distributions may be used to pay distributions to the Series B Preferred Investor first, which could have a negative impact on our ability to pay distributions to you.

On May 1, 2023, we issued $150 million in shares of our Series B Convertible Preferred Stock (the “Series B Convertible Preferred Stock”) to Extra Space Storage LP (the “Series B Preferred Investor”), a subsidiary of Extra Space Storage Inc. (NYSE: EXR), pursuant to a preferred stock purchase agreement (the “Series B Preferred Stock Purchase Agreement”).

The Series B Convertible Preferred Stock ranks senior to all common stockholders, and therefore, the rights of holders of Series B Convertible Preferred Stock to distributions may be senior to distributions to our common stockholders. Furthermore, distributions on the Series B Convertible Preferred Stock are cumulative and are payable quarterly. The Series B Preferred Investor has a liquidation preference in the event of our involuntary liquidation, dissolution or winding up of the affairs of our company (a “liquidation”) which could negatively affect any payments to our common stockholders in the event of a liquidation. In addition, our company’s right to redeem the Series B Convertible Preferred Stock at any time could have a negative effect on our ability to pay distributions to you.

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

As a result of our sponsor paying the front-end load pursuant to the Sponsor Funding Agreement and the ultimate conversion of the Series C Units to be issued to the sponsor into Class A Units, the holders of the Class W shares and Class Z shares would suffer more dilution than holders of the Class T shares and Class Y shares relative to shares that were or could have been sold previously through RIAs net of the front-end load resulting in a gross-up of shares.

On November 1, 2023, we entered into a Sponsor Funding Agreement with our sponsor pursuant to which our sponsor agreed to fund the payment of (i) the upfront 3% sales commission for the sale of Class Y shares sold in the primary offering, (ii) the upfront 3% dealer manager fee for the Class Y shares sold in the primary offering, and (iii) the estimated 1% organization and offering expenses for the sale of Class Y shares and Class Z shares sold in the primary offering. Our sponsor also reimbursed us in cash to cover the dilution from certain one-time stock dividends which were issued by us to our existing stockholders in connection with the sponsor funding changes to the primary offering, which reimbursement was approximately $6.6 million. In consideration for our sponsor providing the funding for the front-end sales load and the cash to cover the dilution from the stock dividends described above, our operating partnership will issue a number of Series C Subordinated Convertible Units of limited partnership interest in our operating partnership (the “Series C Units”) to our sponsor equal to the dollar amount of such funding divided by the then-current offering price for the Class Y shares and Class Z shares sold in the primary offering, which will initially be $9.30 per share. The Series C units are subordinated such that our sponsor is not entitled to distribution, voting or other rights to participate in our operating partnership, unless and until such units are converted into Class A Units of our operating partnership. The Series C Units shall automatically convert into Class A Units on a one-to-one basis upon our disclosure of an estimated net asset value per share equal to at least $10.00 per share for each class of our shares of common stock, including the Class Y shares and Class Z shares, calculated net of the value of the Series C Units to be converted. In the event that the Series C Units are so converted into Class A Units, the holders of the Class W shares and Class Z shares would suffer more dilution than holders of the Class T shares and Class Y shares relative to shares that were or could have been sold previously through RIAs net of the front-end load resulting in a gross-up of shares.

If we, through our Advisor, are unable to find suitable investments, then we may not be able to achieve our investment objectives or continue to pay distributions.

Our ability to achieve our investment objectives and to continue to pay distributions is dependent upon the performance of our Advisor in selecting our investments and arranging financing. As of December 31, 2023, we own 24 operating self storage facilities, joint venture interests in four development properties and two wholly-owned development properties. Stockholders will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments prior to the time we make them. Stockholders must rely entirely on the management ability of our Advisor and the oversight of our board of directors. We cannot be sure that our Advisor will be successful in obtaining suitable investments on financially attractive terms or that, if it makes investments on our behalf, our objectives will be achieved. If we are unable to find suitable investments, we will hold the proceeds of our Public Offering in an interest-bearing account or invest the proceeds in short-term, investment-grade investments. In such an event, our ability to pay distributions to our stockholders would be adversely affected.

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

We may be buying properties at the same time as one or more of the other programs managed by officers and key personnel of our Advisor, including SmartStop, a public non-traded REIT that invests in self storage properties with total assets of approximately $1.9 billion as of December 31, 2023; SSGT III, a private REIT sponsored by our sponsor that invests in self storage properties with total assets of approximately $180.6 million as of December 31, 2023; and other private programs sponsored by our Sponsor. An affiliate of our Sponsor will have the first right to purchase certain self storage properties, and may have access to significantly greater capital than us. Our Advisor and our Property Manager will have conflicts of interest in allocating potential properties, acquisition expenses, management time, services and other functions between various existing enterprises or future enterprises with which they may be or become involved and our Sponsor’s investment allocation policy may not mitigate these risks. There is a risk that our Advisor will choose a property that provides lower returns to us than a property purchased by another program sponsored by our Sponsor or its affiliates. We cannot be sure that officers and key personnel acting on behalf of our Advisor and on behalf of these other programs will act in our best interests when deciding whether to allocate any particular property to us. Such conflicts that are not resolved in our favor could result in a reduced level of distributions we may be able to pay to stockholders and the value of our stockholders’ investments. If our Advisor or its affiliates breach their legal or other obligations or duties to us, or do not resolve conflicts of interest in a manner described in our prospectus, we may not meet our investment objectives, which could reduce our expected cash available for distribution to stockholders and the value of our stockholders’ investments.

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

Our Advisor and its affiliates will face conflicts of interest relating to the Series C Units and the incentive fee structure under our operating partnership agreement, which could result in actions that are not necessarily in the long-term best interests of our stockholders.

Pursuant to our operating partnership agreement, SmartStop Storage Advisors, LLC, an affiliate of our Advisor (“SSA”), will be entitled to distributions that are structured in a manner intended to provide incentives to our Advisor to perform in our best interests and in the best interests of our stockholders. The amount of such compensation has not been determined as a result of arm’s-length negotiations, and such amounts may be greater than otherwise would be payable to independent third parties. However, because our Advisor does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of performance, our Advisor’s interests will not be wholly aligned with those of our stockholders. In addition, in connection with the sponsor providing funding for the up-front load for the sale of Class Y and Class Z shares, and to cover the dilution from the stock distributions, our sponsor will be issued Series C Units, which may be convertible into Class A Units upon our estimated net asset value achieving certain thresholds. In that regard, our Advisor could be motivated to recommend riskier or more speculative investments or to defer engaging in an extraordinary transaction in order for us to generate the specified levels of performance or sales proceeds that would entitle SSA to distributions and the conversion of the Series C Units into Class A Units. In addition, SSA’s entitlement to distributions upon the sale of our assets and to participate in sale proceeds could result in our Advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle our Advisor and its affiliates to compensation relating to such sales, even if continued ownership of those investments might be in our best long-term interest.

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

Our Advisor and its affiliates will perform services for us in connection with the offer and sale of our shares, the selection and acquisition of our investments and the management of our properties. They will be paid substantial fees for these services, which will reduce the amount of cash available for investment in properties or distribution to stockholders. As additional compensation for selling Class Y shares in the offering and the prior sale of Class T Shares and for ongoing stockholder services, we pay our dealer manager a stockholder servicing fee. We will also pay a dealer manager servicing fee in connection with sales of our Class Z shares in the offering and the prior sale of Class W shares. The amount available for distributions on all Class T shares, Class Y shares, Class W shares and Class Z shares is reduced by the amount of such fees payable to our dealer manager. Payment of these fees to our Advisor and its affiliates will reduce cash available for investment and distribution. Furthermore, subject to limitations in our charter, the fees, compensation, income, expense reimbursements, incentive distributions and other payments payable to our Advisor and its affiliates may increase during our Public Offering or in the future without stockholder approval if such increase is approved by a majority of our independent directors.

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

Delays we encounter in the selection, acquisition, and development of real properties could adversely affect your returns. From time to time we may acquire unimproved real property, properties that are in need of redevelopment, or properties that are under development or construction. Investments in such properties will be subject to the uncertainties associated with the development and construction of real property, including those related to re-zoning land for development, environmental concerns of governmental entities and/or community groups, and our builders’ ability to build in conformity with plans, specifications, budgets, and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control. Further, rising inflation may have an effect on the budgets of our development and construction projects by increasing the costs necessary to complete such projects.

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

Each of the properties we acquire will be subject to real property taxes, which represents a significant component of our properties' annual operating expenses. Some local real property tax assessors may seek to reassess some of our properties as a result of our acquisition of the property. From time to time, our property taxes may increase as property values or assessment rates change or for other reasons deemed relevant by the assessors. Recent local government shortfalls in tax revenue may cause pressure to increase tax rates or assessment levels. Increases in real property taxes will adversely affect our net operating income and cash available for distributions.

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

While we intend to use medium-to-high leverage (between 50% to 60%) during our Public Offering, we may place permanent financing on our properties or obtain credit facilities or other similar financing arrangements in order to acquire properties as funds are being raised in in our Public Offering, including loans from affiliates of our sponsor. We may also decide to later further leverage our properties. We may incur mortgage debt and pledge all or some of our real properties as security for that debt to obtain funds to acquire real properties. We may borrow if we need funds to pay a desired distribution rate to our stockholders. We may also borrow if we deem it necessary or advisable to assure that we qualify and maintain our qualification as a REIT for federal income tax purposes. If there is a shortfall between the cash flow from our properties and the cash flow needed to service mortgage debt, then the amount available for distribution to stockholders may be reduced.

If we breach covenants under our loans, we could be held in default under such loans, which could accelerate our repayment date and materially adversely affect the value of our stockholders’ investment in us.

Certain of our loans are secured by first mortgages on some of our properties, and other loans are secured by pledges of equity interests in the entities that own certain of our properties. Such loans also impose a number of financial or other covenant requirements on us. If we should breach certain of those financial or other covenant requirements, or otherwise default on such loans or notes, then the respective lenders could accelerate our repayment dates. If we do not have sufficient cash to repay the applicable loan at that time, such lenders could foreclose on the property securing the applicable loan or take control of the pledged collateral, as the case may be. Such foreclosure could result in a material loss for us and would adversely affect the value of our stockholders’ investment in us.

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

If we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher when the properties are refinanced, we may not be able to finance the properties and our income could be reduced. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to stockholders. Further, higher interest rates may also increase our funding costs, limit our access to capital markets, or negatively impact our ability to obtain financing for the acquisition of properties, particularly from the debt markets. This may hinder our ability to raise more capital by issuing more stock or by borrowing additional funds, which could reduce the number of properties we can acquire.

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

Interest we pay will reduce cash available for distribution. Additionally, if we incur variable rate debt, increases in interest rates would increase our interest costs, which could reduce our cash flows and our ability to make distributions to stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments. In 2022, the U.S. Federal Reserve raised interest rates on multiple occasions and continued to increase interest rates in 2023 although at a slower pace. Any further increases by the U.S. Federal Reserve or other relevant central banks would increase the risk of the foregoing.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to fund our capital and operating needs and distributions.

The Federal Deposit Insurance Corporation, or FDIC, generally only insures limited amounts per depositor per insured bank. The FDIC insures up to $250,000 per depositor per insured bank account. At December 31, 2023, we had cash and cash equivalents exceeding these federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fail, we may lose our deposits over the federally insured levels. The loss of our deposits would reduce the amount of cash we have available to fund our capital and operating needs and distributions.

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

As discussed above, in order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which may not equal net income as calculated in accordance with GAAP in the United States), determined without regard to the deduction for distributions paid and excluding net capital gains. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not be “preferential dividends.” A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with any preferences among different classes of stock as set forth in our organizational documents. Currently, there is uncertainty as to the IRS’s position regarding whether certain arrangements involving REITs could give rise to the inadvertent payment of a preferential dividend (e.g., the pricing methodology for stock purchased under a distribution reinvestment plan, the terms of stock redemptions, or the allocation of certain fees among different classes of stock), except as otherwise set forth with respect to a particular REIT in a private letter ruling from the IRS to such REIT. We believe that differences in dividends distributed to holders of Class A shares as compared to Class T shares, Class Y shares, Class W shares and Class Z shares, as a result of the stockholder servicing fees and dealer manager servicing fees, respectively, will not result in preferential dividends. However, we have not applied for a ruling from the IRS with respect to our multi-class stock structure or our ability to deduct dividend payments in connection with that structure and its possible effect on our qualification as a REIT. We have received the opinion of Nelson Mullins that our class structure complies with current tax law requirements and that dividend payments by us will be deductible and will not adversely affect our qualification as a REIT. This opinion has been issued in connection with our Public Offering. Opinions of counsel are not binding on the IRS or on any court. Therefore, if the IRS were to successfully assert that we paid a preferential dividend, we may be deemed to have either (a) distributed less than 100% of our REIT taxable income and therefore be subject to tax on the undistributed portion, or (b) distributed less than 90% of our REIT taxable income, in which case our status as a REIT could be terminated if we were unable to cure such failure.

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

While we have disaster recovery and other policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. Our risk and exposure to these matters remain heightened because of the evolving nature of these threats. As a result, cyber security and the continued development and enhancement of our controls, processes, and practices designed to protect our systems, computers, software, data, and networks from attack, damage or unauthorized access remain a focus for us. As threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate information security vulnerabilities. Disruptions or failures in the physical infrastructure or operating systems that support our businesses and customers, or cyber attacks or security breaches of the networks, systems or devices that our customers use to access our products and services, could result in customer attrition, loss of or damage to our proprietary or confidential information, including with respect to our tenants or other third parties, regulatory fines, penalties or intervention, reputation damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could have a material effect on our business, financial condition, or results from operations. Furthermore, if such attacks are not detected immediately, their effect could be compounded.

We may become subject to greater liability due to changing regulations and laws regarding cybersecurity, which could materially adversely effect our business, operations, results of operations and profitability.

Regulators have been imposing new data privacy and security requirements, including new and greater monetary fines for privacy violations. These laws and regulations may be broad in scope and subject to evolving interpretations and increasing enforcement, and we may incur costs to monitor compliance and alter our practices. Moreover, certain new and existing data privacy laws and regulations could diverge and conflict with each other in certain respects, which makes compliance increasingly difficult. Complying with new regulatory requirements could require us to incur substantial expenses or require us to change our business practices, either of which could harm our business. As regulators have become increasingly focused on information security, data collection and use and privacy, we may be required to devote significant additional resources to modify and enhance our information security controls and to identify and remediate vulnerabilities, which could adversely impact our results of operations and profitability. Any compromise or breach of our systems could result in adverse publicity, harm our reputation, lead to claims against us and affect our relationships with our Advisor, our Dealer Manager, service providers (including our transfer agent), tenants, or other third parties, any of which could have a material adverse effect on our business, operations, results of operations and profitability.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

We take a comprehensive approach to cybersecurity and prioritize the security and integrity of our data, including those of our customers and other stakeholders, as a top priority. Our board of directors (in particular our audit committee) and our management are actively involved in the oversight of our risk management program, of which cybersecurity represents an important component. As described in more detail below, we have established policies, standards, processes and practices for assessing, identifying, and managing material risks from cybersecurity threats. We have devoted significant resources to implement and maintain security measures to meet regulatory requirements and stakeholder expectations, and we intend to continue to make appropriate investments to maintain the security and integrity of our data. There can be no guarantee that our established policies, standards, processes and practices will be properly followed in every instance or that they will be effective at mitigating all cybersecurity threats. Although our risk factors include further detail about the material cybersecurity risks we face, we believe that risks from cybersecurity threats, have not materially affected our business to date. We can provide no assurance that there will not be incidents in the future or that they will not materially affect us, including our business, results of operations, or financial condition.

Risk Management and Strategy

Our policies, standards, processes and practices for assessing, identifying, and managing material risks from cybersecurity threats are integrated into our overall risk management process and are based on frameworks established by the National Institute of Standards and Technology (“NIST”), the International Organization for Standardization and other applicable industry standards and best practices. Our cybersecurity program in particular focuses on the following key areas:

Collaboration

Our cybersecurity risks are identified and addressed through a comprehensive, cross-functional approach. Key security, risk, and compliance stakeholders meet regularly to develop strategies for preserving the confidentiality, integrity and availability of Company and customer information, identifying, preventing and mitigating cybersecurity threats. We maintain controls and procedures that are designed to ensure prompt escalation of certain cybersecurity incidents so that decisions regarding public disclosure and reporting of such incidents can be made by management and our board of directors in a timely manner.

Risk Assessment

At least annually, we conduct a cybersecurity risk assessment that takes into account information from internal stakeholders, known security vulnerabilities, and other external sources (e.g., reported security incidents that have impacted other companies, industry trends, and evaluations by third parties and consultants). The results of the assessment are used to drive alignment on, and prioritization of, initiatives to enhance our security controls, make recommendations to improve processes, and updates are presented to our board of directors and members of management, as appropriate.

Technical Safeguards

We regularly assess and deploy technical safeguards designed to protect our information systems from cybersecurity threats. Such safeguards are regularly evaluated and improved based on vulnerability assessments, cybersecurity threat intelligence and other developing cybersecurity practices.

Incident Response and Recovery Planning

We have established comprehensive incident response and recovery plans and continue to evaluate the effectiveness of those plans. Our incident response and recovery plans address—and guide our response to—a cybersecurity incident.

Third-Party Risk Management

We have implemented processes designed to identify and mitigate cybersecurity threats associated with our use of third-party service providers. Such providers are subject to security risk assessments at the time of onboarding, contract renewal, and upon detection of an increase in risk profile. We use a variety of inputs in our risk assessments, including information supplied by providers and third parties. In addition, we require our providers to meet appropriate security requirements, controls and responsibilities and investigate security incidents that have impacted our third-party providers, as appropriate.

Education and Awareness

We regularly remind employees of the importance of handling and protecting customer and employee data, including through annual certifications of our policies as well as periodic security training to enhance employee awareness of how to detect and respond to cybersecurity threats.

ITEM 2. PROPERTIES

As of December 31, 2023, we owned 24 operating self storage facilities located in seven states (Arizona, Delaware, Florida, Nevada, Oregon, Pennsylvania and Washington) and three Canadian provinces (Alberta, British Columbia and Ontario), comprising approximately 18,540 units and approximately 2.1 million rentable square feet.

See Note 5 – Debt, of the Notes to the Consolidated Financial Statements contained in this report for more information about our indebtedness secured by our properties.

As of December 31, 2023, our wholly-owned self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)		Rental Income %(4)
Alberta	1	495	49,600	2%	80%	(5)	3%
Arizona	4	2,850	379,065	18%	85%	(5)	16%
British Columbia	1	470	39,040	2%	83%	(5)	3%
Delaware	1	830	80,585	4%	79%	(5)	3%
Florida	4	2,190	270,975	13%	87%		13%
Nevada	1	335	51,900	2%	92%		3%
Ontario	9	8,945	992,445	47%	80%	(5)	48%
Oregon	1	520	55,830	3%	89%		3%
Pennsylvania	1	810	78,040	4%	88%		4%
Washington	1	1,095	99,800	5%	86%		4%
	24	18,540	2,097,280	100%	83%		100%

(1)
Includes all rentable units, consisting of storage units and parking (approximately 975 units).
(2)
Includes all rentable square feet, consisting of storage units and parking (approximately 247,900 square feet).
(3)
Represents the occupied square feet of all facilities we owned in a state or province divided by total rentable square feet of all the facilities we owned in such state or area as of December 31, 2023.
(4)
Represents rental income (excludes administrative fees, late fees, and other ancillary income) for all facilities we owned in a state or province divided by our total rental income for the month ended December 31, 2023.
(5)
The following recently acquired properties are newly constructed or lease-up properties. The properties' occupancy as of their respective acquisition dates and as of December 31, 2023 are as follows:

Property	Acquisition Date	Initial Occupancy %	December 31, 2023 Physical Occupancy %
Newark - DE	4/26/2022	27%	79%
Chandler - AZ	5/17/2022	58%	82%
Cambridge - ONT	12/20/2022	60%	85%
North York - ONT	1/31/2023	30%	75%
Edmonton - AB	1/31/2023	22%	80%
Vancouver - BC	5/4/2023	38%	83%
Mississauga II - ONT	6/19/2023	15%	47%
Burlington II - ONT	6/19/2023	54%	84%
Toronto - ONT	6/19/2023	70%	87%
Woodbridge - ONT	6/19/2023	70%	84%

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

Etobicoke Land

On March 27, 2023, we, through an indirect, wholly-owned subsidiary of our Operating Partnership, acquired a parcel of land to be developed into a self storage facility located in Etobicoke, in the city of Toronto, Ontario (the “Etobicoke Land”) from an unaffiliated third party. The purchase price for the Etobicoke Land was approximately CAD $2.2 million, plus closing costs and an acquisition fee to our advisor. We funded such acquisition with net proceeds from our Primary Offering. Estimated development costs are approximately CAD $20 million, which we expect to fund with a combination of net proceeds from our Primary Offering and/or potential future debt financing.

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

The following table summarizes our 50% ownership interests in unconsolidated real estate ventures as of December 31, 2023:

	Location	Date Real Estate Venture Acquired Land	Real Estate Venture Status	Estimated Completion Date	Approx. Units at Completion	Approx. Sq. Ft. (net) at Completion
Toronto	Toronto, Ontario	April 2021	Under Development	First half of 2025	1,200	98,500
Toronto II	Toronto, Ontario	December 2021	Under Development	First half of 2025	1,500	121,500
Dorval	Dorval, Quebec	February 2023	Under Development	Second half of 2025	1,250	112,000
Hamilton	Hamilton, Ontario	November 2023	Under Development	First half of 2025	950	100,000
					4,900	432,000

Our 50% share of development costs are currently expected to be approximately CAD $13.0 million for the Toronto Property, approximately CAD $10.0 million for the Toronto II Property, approximately CAD $11.5 million for the Dorval Property and approximately CAD $8.0 million for the Hamilton Property, and are expected to be funded with debt proceeds.

Subsequent Acquisitions

Acquisition of Montreal Property

On January 9, 2024, we (through our subsidiaries) and SmartCentres (through its subsidiaries) acquired a tract of land located in Montreal, Quebec (the “Montreal Land”) from an unaffiliated third party. The Montreal Land is owned by a limited partnership in which we (through our subsidiaries) and SmartCentres (through its subsidiaries) are each a 50% limited partner and each have an equal ranking general partner. At closing, we (through our subsidiaries) subscribed for 50% of the units of the limited partnership at an agreed upon subscription price of approximately CAD $9.0 million, representing a contribution equivalent to 50% of the purchase price of the Montreal Land. The contribution was funded with proceeds from our Public Offering. We expect that the limited partnership will develop the Montreal Land and build a self storage facility (the “Montreal Property”). The project is expected to be funded with debt proceeds.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of March 25, 2024, we had approximately 11,169,087 shares of Class P common stock outstanding, approximately 3,352,808 shares of Class A common stock outstanding, approximately 5,314,552 shares of Class T common stock outstanding, approximately 692,631 shares of Class W common stock outstanding, approximately 1,439,099 shares of Class Y common stock outstanding, and approximately 118,261 shares of Class Z common stock outstanding, held by a total of approximately 2,800 stockholders of record.

There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. We are currently selling Class Y and Class Z shares of our common stock to the public at a price of $9.30 per share. We are currently selling Class A shares, Class T shares, Class W, Class Y and Class Z shares at a price of approximately $9.30 per share pursuant to our distribution reinvestment plan. Additionally, we provide discounts in our Public Offering for certain categories of purchasers, including based on volume discounts. Pursuant to the terms of our charter, certain restrictions are imposed on the ownership and transfer of shares.

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

Determination of Estimated Per Share Net Asset Value

As required by amendments to rules promulgated by FINRA, we expect to disclose an estimated per share value of our shares based on a valuation no later than 150 days following the second anniversary of the date we commenced the Public Offering, although we may determine to provide an estimated per share value based upon a valuation earlier than presently anticipated. When determining the estimated value per share, there are currently no SEC, federal and state rules that establish requirements specifying the methodology to employ in determining an estimated value per share; provided, however, that the determination of the estimated value per share must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert or service and must be derived from a methodology that conforms to standard industry practice. The valuations will be estimates and consequently should not be viewed as an accurate reflection of the fair value of our investments nor will they represent the amount of net proceeds that would result from an immediate sale of our assets.

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

For income tax purposes, distributions to common stockholders are characterized as ordinary dividends, capital gain dividends, or as nontaxable distributions. To the extent that we make a distribution in excess of our current or accumulated earnings and profits, the distribution will be a non-taxable return of capital, reducing the tax basis in each U.S. stockholder’s shares, and the amount of each distribution in excess of a U.S. stockholder’s tax basis in its shares will be taxable as gain realized from the sale of its shares. For 2022 and 2023 all of our cash distributions constituted non-taxable returns of capital.

The following table shows the distributions we have paid in cash and through our distribution reinvestment plan for the years ended December 31, 2023 and 2022:

Quarter	OP Unit Holders	Common Stockholders	Distributions Declared per Common Share (1)
1st Quarter 2022	$67,845	$673,188	$0.13
2nd Quarter 2022	$78,538	$1,496,326	$0.15
3rd Quarter 2022	$83,211	$1,865,215	$0.15
4th Quarter 2022	$84,128	$2,177,249	$0.16
1st Quarter 2023	$84,089	$2,371,664	$0.15
2nd Quarter 2023	$85,957	$2,592,272	$0.15
3rd Quarter 2023	$85,957	$2,736,248	$0.16
4th Quarter 2023	$85,022	$2,852,361	$0.16

(1)
Declared distributions are paid monthly in arrears.

The following shows our cash distributions and the sources of such cash distributions for the years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023		Year Ended December 31, 2022
Distributions paid in cash — common stockholders	$6,160,627		$3,667,288
Distributions paid in cash — preferred unitholders in our Operating Partnership	271,250		—
Distributions paid in cash — preferred stockholders	5,218,750		—
Distributions paid in cash — Operating Partnership unitholders	341,025		313,722
Distributions reinvested	4,391,918		2,544,690
Total distributions	$16,383,570		$6,525,700
Source of distributions
Cash flows provided by operations	$—	0.0%	$—	0.0%
Proceeds from offerings	11,991,652	73.2%	3,981,010	61.0%
Offering proceeds from distribution reinvestment plan	4,391,918	26.8%	2,544,690	39.0%
Total sources	$16,383,570	100.0%	$6,525,700	100.0%

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

Recent Sales of Unregistered Securities

On June 22, 2023, we issued 2,500 shares of restricted Class A common stock, which vests ratably over a period of four years from the date such award was awarded, to each of Stephen G. Muzzy and Alexander S. Vellandi for their services as our independent directors. The issuance of these securities was exempt from the registration requirements pursuant to Section 4(a)(2) of the Securities Act.

On May 1, 2023, we issued 150,000 shares of our Series B Convertible Preferred Stock to the Extra Space Storage LP (the “Investor”), a subsidiary of Extra Space Storage Inc. (NYSE: EXR). This offering is not registered under the Securities Act and is being made pursuant to the exemption provided by Section 4(a)(2) of the Securities Act and certain rules and regulations promulgated thereunder. We relied on this exemption from registration based in part on representations made by the Investor. See Note 7, Preferred Equity, of the Notes to the Consolidated Financial Statements contained in this report for additional information.

Use of Proceeds from Registered Securities

On March 17, 2022, our Public Offering (SEC File No. 333-256598) for a maximum of $1,095,000,000 in shares of common stock, consisting of up to $1 billion in shares of our common stock for sale to the public and up to $95,000,000 in shares for sale pursuant to our distribution reinvestment plan, was declared effective by the SEC. As of December 31, 2023, we had sold approximately 2.9 million Class A Shares for gross proceeds of approximately $30.3 million, approximately 4.8 million Class T Shares for gross proceeds of approximately $48.1 million, approximately 0.7 million Class W shares for gross proceeds of approximately $6.3 million, approximately 0.4 million Class Y shares for gross proceeds of approximately $3.5 million and approximately 0.1 million Class Z shares for gross proceeds of approximately $0.3 million in our Public Offering. From this amount, we incurred approximately $7.9 million in selling commissions and dealer manager fees (of which approximately $4.1 million was re-allowed to third party broker-dealers), and approximately $3.8 million in organization and offering costs.

With cumulative net offering proceeds, net proceeds from issuance of preferred stock and debt, we primarily acquired approximately $525.0 million in self storage facilities and made other payments reflected under “Cash Flows from Financing Activities” in our consolidated statements of cash flows included in this report.

Redemption Program

Our share redemption program enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our publicly filed documents. As of December 31, 2023, approximately $6.7 million of common stock was available for redemption and $0.1 million was included in accrued expenses and other liabilities as of December 31, 2023. During the three months ended December 31, 2023, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) That May Yet to be Purchased Under the Plans or Programs
October 31, 2023	27,534	$8.76	27,534	538,523
November 30, 2023	—	—	—	538,523
December 31, 2023	—	—	—	538,523

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

On February 26, 2021, pursuant to a confidential private placement memorandum, we commenced a private offering (the "Private Offering") of up to $200,000,000 in shares of our common stock and $20,000,000 shares of common stock pursuant to our distribution reinvestment plan. Please see Note 1 of the Notes to the Consolidated Financial Statements contained elsewhere in this report for additional information. The primary portion of our Private Offering was terminated on March 17, 2022. We received approximately $100.7 million in offering proceeds from the sale of our common stock pursuant to the Private Offering. Through our distribution reinvestment plan, we have issued approximately 0.6 million Class P shares for gross proceeds of approximately $5.4 million.

In connection with the Public Offering, defined below, we filed articles of amendment to our Charter (the “Articles of Amendment”) and articles supplementary to our Charter (the “Articles Supplementary”). Following the filing of the Articles of Amendment and the Articles Supplementary, we authorized 30,000,000 shares of common stock designated as Class P shares, 300,000,000 shares of common stock designated as Class A shares, 300,000,000 shares of common stock designated as Class T shares, and 70,000,000 shares of common stock designated as Class W shares. Any common stock sold in the Private Offering were redesignated as Class P common stock upon the filing of the Articles of Amendment. On May 28, 2021, we filed a Form S-11 Registration Statement, which was subsequently amended, with the Securities and Exchange Commission (“SEC”) to register a maximum of $1,000,000,000 in shares of Class A, Class T, and Class W common stock for sale to the public (the “Primary Offering”) and $95,000,000 in shares of Class A, Class T, and Class W common stock for sale pursuant to our distribution reinvestment plan. On March 17, 2022, the SEC declared our registration statement effective. On October 4, 2023, we filed a Post-Effective Amendment to our Registration Statement to register two new classes of common stock (Class Y shares and Class Z shares) with the SEC. On November 1, 2023, the amendment to our Registration Statement became effective with the SEC. Also, on November 1, 2023, we filed articles supplementary to our Charter which reclassified 200,000,000 Class T shares as Class Y shares and 70,000,000 Class A shares as Class Z shares. Effective as of November 1, 2023, we are offering Class Y shares and Class Z shares in our Primary Offering for $9.30 per share and are offering Class A shares, Class P shares, Class T shares, Class W shares, Class Y shares and Class Z shares pursuant to our distribution reinvestment plan for $9.30 per share (collectively, the “Public Offering”). We are no longer offering Class A shares, Class T shares or Class W shares in our Primary Offering. As of December 31, 2023, approximately 2.9 million Class A shares, approximately 4.8 million Class T shares, approximately 0.7 million Class W shares, approximately 0.4 million Class Y shares and approximately 0.1 million Class Z shares had been sold in the Public Offering for gross offering proceeds of approximately $30.3 million, approximately $48.1 million, approximately $6.3 million, approximately $3.5 million and approximately $0.3 million, respectively. Through our distribution reinvestment plan, we have issued approximately 0.6 million Class P shares, approximately 66,000 Class A shares, approximately 112,000 Class T shares, approximately 16,000 Class W shares, approximately 5 Class Y shares and no Class Z shares for gross proceeds of approximately $7.3 million.

We have invested the net proceeds from our Private Offering and Public Offering primarily in self storage facilities consisting of both income-producing and growth properties located in the United States and Canada. As of December 31, 2023, we owned 24 operating self storage properties located in seven states (Arizona, Delaware, Florida, Nevada, Oregon, Pennsylvania and Washington) and three Canadian provinces (Alberta, British Columbia and Ontario), 50% equity interests in four unconsolidated real estate ventures located in two Canadian provinces (Ontario and Quebec) that are intended to be developed into self storage facilities, with subsidiaries of SmartCentres Real Estate Investment Trust (“SmartCentres”) owning the other 50% of such entity and two development properties in Florida and Ontario.

As of December 31, 2023, our self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)		Rental Income %(4)
Alberta	1	495	49,600	2%	80%	(5)	3%
Arizona	4	2,850	379,065	18%	85%	(5)	16%
British Columbia	1	470	39,040	2%	83%	(5)	3%
Delaware	1	830	80,585	4%	79%	(5)	3%
Florida	4	2,190	270,975	13%	87%		13%
Nevada	1	335	51,900	2%	92%		3%
Ontario	9	8,945	992,445	47%	80%	(5)	48%
Oregon	1	520	55,830	3%	89%		3%
Pennsylvania	1	810	78,040	4%	88%		4%
Washington	1	1,095	99,800	5%	86%		4%
	24	18,540	2,097,280	100%	83%		100%

(1)
Includes all rentable units, consisting of storage units and parking units (approximately 975 units).
(2)
Includes all rentable square feet consisting of storage units and parking units (approximately 247,900 square feet).
(3)
Represents the occupied square feet of all facilities we owned in a state divided by total rentable square feet of all the facilities we owned in such state as of December 31, 2023.
(4)
Represents rental income for all facilities we own in a state divided by our total rental income for the month ended December 31, 2023.
(5)
The following recently acquired properties are newly constructed or lease-up properties. The properties' occupancy as of their respective acquisition dates and as of December 31, 2023 are as follows:

Property	Acquisition Date	Initial Occupancy %	December 31, 2023 Physical Occupancy %
Newark - DE	4/26/2022	27%	79%
Chandler - AZ	5/17/2022	58%	82%
Cambridge - ONT	12/20/2022	60%	85%
North York - ONT	1/31/2023	30%	75%
Edmonton - AB	1/31/2023	22%	80%
Vancouver - BC	5/4/2023	38%	83%
Mississauga II - ONT	6/19/2023	15%	47%
Burlington II - ONT	6/19/2023	54%	84%
Toronto - ONT	6/19/2023	70%	87%
Woodbridge - ONT	6/19/2023	70%	84%

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

Etobicoke Land

On March 27, 2023, we, through an indirect, wholly-owned subsidiary of our Operating Partnership, acquired a parcel of land to be developed into a self storage facility located in Etobicoke, in the city of Toronto, Ontario (the “Etobicoke Land”) from an unaffiliated third party. The purchase price for the Etobicoke Land was approximately CAD $2.2 million, plus closing costs and an acquisition fee to our advisor. We funded such acquisition with net proceeds from our Primary

Offering. Estimated development costs are approximately CAD $20 million, which we expect to fund with a combination of net proceeds from our Primary Offering and/or potential future debt financing.

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

The following table summarizes our 50% ownership interests in unconsolidated real estate ventures as of December 31, 2023:

	Location	Date Real Estate Venture Acquired Land	Real Estate Venture Status	Estimated Completion Date	Approx. Units at Completion	Approx. Sq. Ft. (net) at Completion
Toronto	Toronto, Ontario	April 2021	Under Development	First half of 2025	1,200	98,500
Toronto II	Toronto, Ontario	December 2021	Under Development	First half of 2025	1,500	121,500
Dorval	Dorval, Quebec	February 2023	Under Development	Second half of 2025	1,250	112,000
Hamilton	Hamilton, Ontario	November 2023	Under Development	First half of 2025	950	100,000
					4,900	432,000

Our 50% share of development costs are currently expected to be approximately CAD $13.0 million for the Toronto Property, approximately CAD $10.0 million for the Toronto II Property, approximately CAD $11.5 million for the Dorval Property and approximately CAD $8.0 million for the Hamilton Property, and are expected to be funded with debt proceeds.

Industry Outlook

From 2018 to 2023, the top 50 MSA’s in the United States saw a historically elevated amount of new self storage supply come online, both on an absolute and relative basis. This new supply outpaced population growth by nearly five times during that period. We believe the broader shift of people working from home related to the COVID-19 pandemic, elevated migration patterns and strength in the housing market helped drive revenue growth in self storage demand and absorb this supply. These demand drivers produced a 36-month period in which self storage industry fundamentals were very strong relative to historical operating levels, including all-time high occupancy and revenue growth. However, as COVID-related demand waned in 2023, many of the tenants that rented due to the COVID-19 pandemic vacated. Further, the United States saw a reduction in population mobility caused in part by higher mortgage rates, amongst other factors. These dynamics, paired with difficult comparables from 2022, resulted in a reduction in pricing power for self storage operators, leading to a deceleration in revenue growth in 2023. As of December 31, 2023, the U.S. listed self storage REITs averaged ending same-store occupancy of approximately 90.2%. We believe that in 2024 the industry will continue to absorb the new supply delivered in recent years, but will do so without some of the demand drivers of the COVID-19 era. Without a near term change in monetary policy and subsequent reduction in mortgage rates, we expect self storage demand to remain reduced relative to more recent COVID-19 era demand and more comparable to historical averages. However, we expect the new supply delivered in the recent past to continue to be absorbed and we expect only moderate growth in new supply through 2025. Based on these dynamics, we believe that disciplined self storage operators will generate revenue growth in the near term and will continue to drive revenue through various economic cycles.

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

We believe that our critical accounting policies and estimates include the following: real estate purchase price allocations; the evaluation of whether any of our long-lived assets have been impaired; the determination of the useful lives of our long-lived assets; and the evaluation of the consolidation of our interests in joint ventures. The following discussion of these policies supplements, but does not supplant the description of our significant accounting policies, as contained in Note 2 of the Notes to the Consolidated Financial Statements contained in this report, and is intended to present our analysis of the uncertainties involved in arriving upon and applying each policy.

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

Current Market and Economic Conditions

Our rental revenue and operating results depend significantly on the demand for self storage space. Since the beginning of the COVID-19 pandemic in late March 2020, the broader shift of people working from home, elevated migration patterns and strength in the housing market helped drive growth in self storage demand, which generally contributed to our results since the onset of COVID-19, and through calendar year 2022. In addition to the sector’s numerous historical demand drivers, one demand driver that developed and has continued as a result of the COVID-19 pandemic is the trend towards working from home, or a hybrid work environment.

While the work from home environment remains elevated over pre-COVID-19 pandemic levels, this trend began to wane in 2023, which we believe has led to elevated move-outs. As a result, occupancy, same-store growth and overall results have been normalizing and are expected to normalize further over the coming quarters as the comparable periods change.

Further, the broader economy has been experiencing elevated levels of inflation, higher interest rates, tightening monetary and fiscal policies and a slowdown in home price appreciation and home sales. This could result in less discretionary spending, weakening consumer balance sheets and reduced demand for self storage. Additionally, a prolonged period of elevated inflation and/or higher interest rates could result in a further contraction of self storage demand. However, demand for the self storage sector is dynamic with drivers that function in a multitude of economic environments, both cyclically and counter-cyclically. Demand for self storage tends to be needs-based, with numerous factors that lead customers to renting and maintaining storage units.

Certain property operating expenses have experienced elevated pressures through 2023, namely property insurance, property taxes and payroll have seen above average increases, primarily due to inflation and natural disasters. We have experienced a year-over-year decrease in gross margins as a result for 2023.

In 2022, the Federal Reserve began increasing its targeted range for the federal funds rate, leading to increased interest rates. This approach to monetary policy was mirrored by other central banks across the world, to similar effect. We currently have fixed or capped interest rates of varying durations for the majority of our loans, either directly or indirectly through our use of interest rate hedges. The rise in overall interest rates has caused an increase in our variable rate borrowing costs and our overall cost of capital, resulting in an increase in net interest expense. Capitalization rates on acquisitions have not increased at the same magnitude as interest rates. These factors may limit our ability to make accretive acquisitions of self storage properties, negatively impact our profitability, and affect our ability to comply with certain financial covenants.

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

On March 10, 2021, we commenced formal operations and we acquired our first six self storage properties during 2021. As of December 31, 2023 and 2022, we owned 24 and 15 self storage facilities, respectively.

Our operating results for the year ended December 31, 2023 include full period results for 15 self storage properties, and partial period results for nine self storage properties acquired during 2023. Our operating results for the year ended December 31, 2022 include full period results for six self storage properties, and partial period results for nine self storage properties acquired during 2022. As such, we believe there is little basis for comparison between the years ended December 31, 2023 and 2022. Operating results in future periods will depend on the results of operations of these properties and the properties that we acquire in the future.

Comparison of the Years Ended December 31, 2023 and 2022

Total Revenues

Total revenues for the years ended December 31, 2023 and 2022 were approximately $21.2 million and approximately $8.8 million, respectively. The increase in total revenue of approximately $12.4 million is primarily attributable to a full year of operations for 15 properties and partial year of operations for nine properties acquired during 2023, compared to a full year of operations for six properties and partial year of operations for nine properties acquired during 2022. We expect total revenues to increase in the future commensurate with our future acquisition activity and the lease-up of our non-stabilized properties.

Property Operating Expenses

Property operating expenses for the years ended December 31, 2023 and 2022 were approximately $9.2 million and approximately $3.8 million, respectively. Property operating expenses include the costs to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses of approximately $5.4 million is primarily attributable to a full year of operations for 15 properties and partial year of operations for nine properties acquired during 2023, compared to a full year of operations for six properties and partial year of operations for nine properties acquired during 2022. We expect property operating expenses to increase in the future as our operational activity increases but decrease as a percentage of total revenues as we lease-up our non-stabilized properties.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the years ended December 31, 2023 and 2022 were approximately $4.6 million and approximately $1.9 million, respectively. Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses – affiliates of approximately $2.7 million is primarily attributable to a full year of operations for 15 properties and partial year of operations for nine properties acquired during 2023, compared to a full year of operations for six properties and partial year of operations for nine properties acquired during 2022. We expect property operating expenses – affiliates to increase in the future as our operational activity increases.

General and Administrative Expenses

General and administrative expenses for the years ended December 31, 2023 and 2022 were approximately $5.3 million and approximately $2.3 million, respectively. General and administrative expenses consist primarily of legal expenses, directors’ and officers’ insurance, transfer agent fees, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors related costs. The increase in general and administrative expenses of approximately $3.0 million is primarily attributable to an increase in costs commensurate with the increase in our operational activity. We expect general and administrative expenses to increase in the future as our operational activity increases, but decrease as a percentage of total revenue.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the years ended December 31, 2023 and 2022 were approximately $15.0 million and approximately $6.6 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The increase in depreciation and amortization expense of approximately $8.4 million is primarily attributable to a year period of operations for 15 properties and partial year of operations for nine properties acquired during 2023, compared to a full year of operations for six properties and partial year of operations for nine properties acquired during 2022. We expect depreciation and amortization expense to increase in future periods commensurate with our future acquisition activity.

Acquisition Expenses – Affiliates

Acquisition expenses – affiliates for each of the years ended December 31, 2023 and 2022 were approximately $0.6 million. Acquisition expenses primarily relate to the costs associated with our potential acquisitions prior to the acquisitions becoming probable in accordance with our capitalization policy. We expect acquisition expenses - affiliates to fluctuate in the future commensurate with our acquisition activity.

Other Property Acquisition Expenses

Other property acquisition expenses for the years ended December 31, 2023 and 2022 were approximately $1.0 million and approximately $0.9 million, respectively. Acquisition expenses primarily relate to the costs associated with our potential acquisitions prior to the acquisitions becoming probable in accordance with our capitalization policy. We expect other property acquisition expenses to fluctuate in the future commensurate with our acquisition activity.

Interest Expense

Interest expense for the years ended December 31, 2023 and 2022 was approximately $16.1 million and approximately $4.9 million, respectively. Interest expense consists of interest incurred on the loans related to our 24 self storage properties in 2023 compared to 15 properties in 2022 and the impact of our interest rate derivatives we elected hedge accounting. We expect interest expense to fluctuate in the future commensurate with our future debt level and interest rates.

Interest Expense – Debt Issuance Costs

Interest expense – debt issuance costs for the years ended December 31, 2023 and 2022 were approximately $1.5 million and approximately $1.1 million, respectively. Interest expense – debt issuance costs reflects the amortization of fees incurred in connection with obtaining financing. We expect interest expense – debt issuance costs to increase commensurate with our future financing activity.

Derivative fair value adjustment

Derivative fair value adjustment for the years ended December 31, 2023 and 2022 were approximately $1.9 million and none, respectively. Derivative fair value adjustment consists of fair market value adjustment of our interest rate derivatives we elected not to apply hedge accounting. For the year ended December 31, 2022 we did not have any interest rate derivatives that we did not elect to apply hedge accounting. We expect the derivative fair value adjustment to change in the future based upon changes in interest rates.

Other

Other for the years ended December 31, 2023 and 2022 were approximately $0.5 million and none, respectively. Other consists of primarily of interest income received on cash and restricted cash. We expect Other to change in the future based upon changes in interest rates.

Foreign currency adjustment

Foreign currency adjustment for the years ended December 31, 2023 and 2022 was approximately $0.5 million and approximately ($1.1) million, respectively. Foreign currency adjustment consists of changes in foreign currency related to our net investments in unconsolidated real estate ventures, not classified as long term in accordance with GAAP. We expect foreign currency adjustment to change in the future based upon changes in exchange rates, as well as future net investments in real estate in currencies other than United States dollars.

Comparison of the Years Ended December 31, 2022 and 2021

The results of operations and cash flows for the years ended December 31, 2022 compared to December 31, 2021 were included in our Annual Report on Form 10-K for the year ended December 31, 2022 which was filed with the SEC on March 22, 2023.

Liquidity and Capital Resources

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the years ended December 31, 2023 and 2022 is as follows:

	Year Ended
	December 31, 2023	December 31, 2022	Change
Net cash flow provided by (used in):
Operating activities	$(12,626,927)	$(4,615,238)	$(8,011,689)
Investing activities	(268,559,070)	(190,683,955)	(77,875,115)
Financing activities	299,472,607	199,037,578	100,435,029

Cash flows used in operating activities for the years ended December 31, 2023 and 2022 were approximately $12.6 million and approximately $4.6 million, respectively, a change of approximately $8.0 million. The increase in cash used in our operating activities is primarily the result of increased acquisitions of lease up and non stabilized properties.

Cash flows used in investing activities for the years ended December 31, 2023 and 2022 were approximately $268.6 million and approximately $190.7 million, respectively, a change of approximately $77.9 million. The increase in cash used in our investing activities is primarily the result of cash used for the purchase of real estate.

Cash flows provided by financing activities for the years ended December 31, 2023 and 2022 were approximately $299.5 million and approximately $199.0 million, respectively, a change of approximately $100.5 million. The increase in cash provided by our financing activities is primarily the result of an increase in net debt proceeds used to acquire real estate totaling $18.4 million, and net proceeds raised from issuance of preferred stock $148.6 million, offset by a decrease in net proceeds raised from our Public Offering of approximately $61.2 million.

Short-Term Liquidity and Capital Resources

Our liquidity needs consist primarily of our property operating expenses, general and administrative expenses, debt service payments, capital expenditures, property acquisitions, development costs for joint venture and wholly owned investments and distributions to our stockholders, preferred stockholders and limited partners in our Operating Partnership, as necessary to maintain our REIT qualification. We generally expect that we will meet our short-term liquidity requirements from the combination of cash on hand, proceeds from our Primary Offering, proceeds from secured and unsecured financing from banks or other lenders and net cash provided from property operations.

Volatility in the debt and equity markets and continued and/or further impact of rising interest rates, inflation and other economic events will depend on future developments, which are highly uncertain. While we do not expect such events to have a material impact upon our liquidity in the short-term, continued uncertainty or deterioration in the debt and equity markets over an extended period of time could potentially impact our liquidity over the long-term.

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

The following shows our cash distributions and the sources of such cash distributions for the years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023		Year Ended December 31, 2022
Distributions paid in cash — common stockholders	$6,160,627		$3,667,288
Distributions paid in cash — preferred unitholders in our Operating Partnership	271,250		—
Distributions paid in cash — preferred stockholders	5,218,750		—
Distributions paid in cash — Operating Partnership unitholders	341,025		313,722
Distributions reinvested	4,391,918		2,544,690
Total distributions	$16,383,570		$6,525,700
Source of distributions
Cash flows provided by operations	$—	0.0%	$—	0.0%
Proceeds from offerings	11,991,652	73.2%	3,981,010	61.0%
Offering proceeds from distribution reinvestment plan	4,391,918	26.8%	2,544,690	39.0%
Total sources	$16,383,570	100.0%	$6,525,700	100.0%

From our inception through December 31, 2023, we have paid cumulative distributions of approximately $23.8 million, as compared to cumulative net loss attributable to our common stockholders of approximately $64.1 million.

For the year ended December 31, 2023, we paid distributions of approximately $16.4 million, as compared to a net loss attributable to our common stockholders of approximately $40.8 million. Net loss attributable to our common stockholders for the year ended December 31, 2023, reflects non-cash depreciation and amortization of approximately $15.0 million and acquisition related expenses of approximately $1.6 million.

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

Indebtedness

As of December 31, 2023, our total indebtedness was approximately $286.5 million which included approximately $283.5 million of variable rate debt and approximately $4.8 million of fixed rate debt, less approximately $1.8 million in net debt issuance costs. See Note 5 – Debt, of the Notes to the Consolidated Financial Statements contained in this report for more information about our indebtedness.

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

Our material cash requirements from known contractual and other obligations primarily relate to the following, for which information on both a short-term and long-term basis is provided in the indicated notes to the consolidated financial statements:

•
Debt — Refer to Note 5 of the Notes to the Consolidated Financial Statements. As of December 31, 2023, excluding the impact of our interest rate hedging activities, future cash payments for interest on debt over the next 12 months is approximately $22.9 million. As of December 31, 2023, future cash payments for maturing debt over the next 12 months is approximately $23.3 million. We expect to meet these future obligations with a combination of proceeds from our Primary Offering, operations and future debt financing.
•
Commitments and contingencies — Refer to Note 9 of the Notes to the Consolidated Financial Statements.
•
Potential acquisitions, investments in Joint Ventures — Refer to Note 3 and 4 of the Notes to the Consolidated Financial Statements.

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

The following table presents the future principal payments required on outstanding debt as of December 31, 2023:

2024	$23,301,496
2025	264,966,413
Thereafter	—
Total payments	288,267,909
Debt issuance costs, net	(1,783,488)
Total	$286,484,421

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

As of December 31, 2023, our total indebtedness was approximately $286.5 million, which included approximately $283.5 million in variable rate debt and approximately $4.8 million in fixed rate debt, less approximately $1.8 million in net debt issuance costs. A change in interest rates on variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase by 100 basis points, the increase in interest, net of our interest rate derivatives, would decrease future earnings and cash flows by approximately $0.2 million annually.

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

The following table summarizes future debt maturities and average interest rates on our outstanding debt as of December 31, 2023:

	Payments due during the years ended December 31,
	2024	2025	2026	2027	2028	Thereafter	Total
Variable rate debt	$18,537,255	$264,966,413	$—	$—	$—	$—	$283,503,668
Average interest rate(1)	8.09%	8.09%	N/A	N/A	N/A	N/A
Fixed rate debt (1)	$4,764,241	$—	$—	$—	$—	$—	$4,764,241
Average interest rate	4.125%	N/A	N/A	N/A	N/A	N/A

(1)
Interest expense for fixed rate debt was calculated based upon the contractual rate and the interest expense on variable rate debt was calculated based on the rate in effect on December 31, 2023, excluding the impact of interest rate derivatives. The Huntington Credit Facility, National Bank of Canada - Burlington Loan, National Bank of Canada - Cambridge Loan, National Bank of Canada - North York, Bank of Montreal and National Bank of Canada - Ontario loan have variable rates, however, we entered into interest rate caps or swap agreements that fix SOFR at 2.72%, CDOR at 4.02%, CDOR at 3.83%, CDOR at 3.79%, CDOR at 4.47% and CDOR at 4.73% respectively until the maturity of the loan. Debt denominated in foreign currency has been converted based on the rate in effect as of December 31, 2023.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2023, the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

For the quarter ended December 31, 2023, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

Insider Trading Arrangements

During the three months ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

we expect to file a definitive Proxy Statement for our 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instructions G(3) to Form 10-K and is incorporated by reference to the 2024 Proxy Statement. Only those sections of the 2024 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the 2024 Proxy Statement to be filed with the SEC.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the 2024 Proxy Statement to be filed with the SEC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the 2024 Proxy Statement to be filed with the SEC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the 2024 Proxy Statement to be filed with the SEC.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the 2024 Proxy Statement to be filed with the SEC.

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
(b)
See (a) 3 above.
(c)
See (a) 2 above.

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-K for the period ended December 31, 2023 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1

First Articles of Amendment and Restatement of Strategic Storage Trust VI, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11, filed on May 28, 2021, Commission File No. 333-256598

3.2

Amended and Restated Bylaws of Strategic Storage Trust VI, Inc., incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, filed on March 15, 2022, Commission File No. 333-256598

3.3

Articles of Amendment of Strategic Storage Trust VI, Inc., incorporated by reference to Exhibit 3.3 to Pre-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, filed on March 15, 2022, Commission File No. 333-256598

3.4

Articles Supplementary of Strategic Storage Trust VI, Inc., incorporated by reference to Exhibit 3.4 to Pre-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, filed on March 15, 2022, Commission File No. 333-256598

3.5

Second Articles of Amendment of Strategic Storage Trust VI, Inc., incorporated by reference to Exhibit 3.5 to Pre-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, filed on March 15, 2022, Commission File No. 333-256598

3.6

Articles Supplementary for Series B Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on May 3, 2023, Commission File No. 000-56545

3.7

Articles Supplementary of Strategic Storage Trust VI, Inc., incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on November 1, 2023, Commission File No. 333-256598

3.8

Certificate of Correction to the Articles Supplementary, incorporated by reference to Exhibit 3.7 to the Company's Quarterly Report on Form 10-Q, filed on November 14, 2023, Commission File No. 000-56545

4.1*	Form of Subscription Agreement and Subscription Agreement Signature Page

10.1

Second Amended and Restated Limited Partnership Agreement of Strategic Storage Operating Partnership VI, L.P., incorporated by reference to Exhibit 10.1 to Pre-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, filed on March 15, 2022, Commission File No. 333-256598

10.2

Amendment No.1 to the Second Amended and Restated Limited Partnership Agreement of Strategic Storage Operating Partnership VI, L.P., dated as of January 30, 2023, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on January 31, 2023, Commission File No. 333-256598

10.3

Amendment No.2 to the Second Amended and Restated Limited Partnership Agreement of Strategic Storage Operating Partnership VI, L.P., dated as of May 1, 2023, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on May 3, 2023, Commission File No. 000-56545

10.4

Amendment No. 3 to the Second Amended and Restated Limited Partnership Agreement of Strategic Storage Operating Partnership VI, L.P., dated as of November 1, 2023, incorporated by reference to Exhibit 10.1 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on November 1, 2023, Commission File No. 333-256598

10.5

Amended and Restated Advisory Agreement, incorporated by reference to Exhibit 10.2 to Pre-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, filed on March 15, 2022, Commission File No. 333-256598

10.6

Strategic Storage Trust VI, Inc. Second Amended and Restated Distribution Reinvestment Plan (included as Appendix B to the Prospectus), incorporated by reference to Exhibit 10.6 to Post-Effective Amendment No. 3 to

the Company’s Registration Statement on Form S-11, filed on October 4, 2023, Commission File No. 333-256598

10.7

Employee and Director Long-Term Incentive Plan of Strategic Storage Trust VI, Inc., incorporated by reference to Exhibit 10.4 the Company’s Registration Statement on Form S-11, filed on May 28, 2021, Commission File No. 333-256598

10.8

Syndicated Term Loan Agreement with Huntington National Bank and the co-lenders party thereto, dated November 30, 2021, incorporated by reference to Exhibit 10.29 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on February 8, 2022, Commission File No. 333-256598

10.9

Promissory Note in favor of Huntington National Bank, dated November 30, 2021, incorporated by reference to Exhibit 10.30 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on February 8, 2022, Commission File No. 333-256598

10.10

Guaranty of Payment and Recourse Carve-Outs in favor of Huntington National Bank, dated November 30, 2021, incorporated by reference to Exhibit 10.31 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on February 8, 2022, Commission File No. 333-256598

10.11

Joinder Agreement and First Amendment to Loan Documents, dated December 30, 2021, incorporated by reference to Exhibit 10.32 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on February 8, 2022, Commission File No. 333-256598

10.12

Joinder Agreement and Second Amendment to Loan Documents, dated May 17, 2022, incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on May 17, 2022, Commission File No. 333-256598

10.13

Joinder Agreement and Third Amendment to Loan Documents, dated April 13, 2023, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 19, 2023, Commission File No. 333-256598

10.14

Promissory Note in favor of Huntington National Bank, dated December 30, 2021, incorporated by reference to Exhibit 10.33 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on February 8, 2022, Commission File No. 333-256598

10.15

Mezzanine Loan Agreement with SmartStop OP, L.P., dated December 30, 2021, incorporated by reference to Exhibit 10.34 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on February 8, 2022, Commission File No. 333-256598

10.16

Promissory Note in favor of SmartStop OP, L.P., dated December 30, 2021, incorporated by reference to Exhibit 10.35 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on February 8, 2022, Commission File No. 333-256598

10.17

Guaranty of Recourse Obligations in favor of SmartStop OP, L.P., dated December 30, 2021, incorporated by reference to Exhibit 10.36 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on February 8, 2022, Commission File No. 333-256598

10.18

Omnibus First Amendment to Mezzanine Loan Documents, dated July 8, 2022, incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q, filed on August 8, 2022, Commission File No. 333-256598

10.19

Omnibus Second Amendment to Mezzanine Loan Agreement with SmartStop OP, L.P., dated December 20, 2022, incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K, filed on March 22, 2023, Commission File No. 333-256598

10.20

Amended and Restated Promissory Note in favor of SmartStop OP, L.P., dated December 20, 2022, incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K, filed on March 22, 2023, Commission File No. 333-256598

10.21

Syndicated Term Loan Agreement (Bridge Loan) with Huntington National Bank and the co-lenders party thereto, dated April 26, 2022, incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on May 2, 2022, Commission File No. 333-256598

10.22

Promissory Note (Bridge Loan) in favor of Huntington National Bank, dated April 26, 2022 incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed on May 2, 2022, Commission File No. 333-256598

10.23

Guaranty of Payment and Recourse Carve-Outs (Bridge Loan) in favor of Huntington National Bank, dated April 26, 2022, incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed on May 2, 2022, Commission File No. 333-256598

10.24

Non-Revolving Term Facility Credit Agreement in favor of National Bank of Canada, dated as of September 20, 2022, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 22, 2022, Commission File No. 333-256598

10.25

Series A Cumulative Redeemable Preferred Unit Purchase Agreement, dated as of January 30, 2023, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on January 31, 2023, Commission File No. 333-256598

10.26

Non-Revolving Term Facility Credit Agreement, dated as of January 31, 2023, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on January 31, 2023, Commission File No. 333-256598

10.27

Preferred Stock Purchase Agreement, dated as of May 1, 2023, by and between Strategic Storage Trust VI, Inc. and Extra Space Storage LP, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 3, 2023, Commission File No. 000-56545

10.28

Investors’ Rights Agreement, dated as of May 1, 2023, by and between Strategic Storage Trust VI, Inc. and Extra Space Storage LP, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on May 3, 2023, Commission File No. 000-56545

10.29

Purchase Agreement for the Ontario Portfolio, dated as of April 5, 2023, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 12, 2023, Commission File No. 000-56545

10.30

Non-Revolving Term Facility Credit Agreement, dated as of June 15, 2023, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 22, 2023, Commission File No. 000-56545

10.31

Sponsor Funding Agreement, dated as of November 1, 2023, by and among Strategic Storage Trust VI, Inc., Strategic Storage Operating Partnership VI, L.P., and SmartStop REIT Advisors, LLC, dated as of November 1, 2023, incorporated by reference to Exhibit 10.2 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on November 1, 2023, Commission File No. 333-256598

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

101*

The following Strategic Storage Trust VI, Inc. financial information for Year Ended December 31, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Equity and Temporary Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

104*	The cover page from the Strategic Storage Trust VI, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023, has been formatted in Inline XBRL.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STORAGE TRUST VI, INC. (Registrant)
Dated: March 29, 2024	By:	/s/ Matt F. Lopez
Matt F. Lopez Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ H. Michael Schwartz	Chairman of the Board of Directors, Chief Executive Officer, and President	March 29, 2024
H. Michael Schwartz	(Principal Executive Officer)

/s/ Matt F. Lopez	Chief Financial Officer and Treasurer	March 29, 2024
Matt F. Lopez	(Principal Financial and Accounting Officer)

/s/ Stephen G. Muzzy	Independent Director	March 29, 2024
Stephen G. Muzzy

/s/ Alexander S. Vellandi	Independent Director	March 29, 2024
Alexander S. Vellandi

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Strategic Storage Trust VI, Inc.

Ladera Ranch, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Strategic Storage Trust VI, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, equity and temporary equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2021.

Costa Mesa, California

March 29, 2024

F-2

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2023 AND 2022

	December 31, 2023	December 31, 2022
ASSETS
Real estate facilities:
Land	$115,472,022	$50,188,659
Buildings	384,707,258	200,161,251
Site improvements	13,827,605	10,489,181
	514,006,885	260,839,091
Accumulated depreciation	(15,660,337)	(5,093,282)
	498,346,548	255,745,809
Construction in process	6,451,632	347,308
Real estate facilities, net	504,798,180	256,093,117
Cash and cash equivalents	9,007,938	7,148,771
Restricted cash	16,700,133	642,773
Investments in unconsolidated real estate ventures (Note 4)	16,975,681	9,527,350
Other assets, net	10,307,443	3,255,785
Intangible assets, net of accumulated amortization	3,127,231	3,077,123
Total assets	$560,916,606	$279,744,919
LIABILITIES, TEMPORARY EQUITY AND EQUITY
Debt, net	$286,484,421	$157,169,423
Accounts payable and accrued liabilities	11,884,545	4,102,652
Distributions payable	4,203,032	827,919
Due to affiliates	5,933,969	1,709,807
Total liabilities	308,505,967	163,809,801
Commitments and contingencies (Note 9)
Redeemable common stock	6,727,982	2,873,848
Series B Convertible Preferred Stock, $0.001 par value; 150,000 shares authorized; 150,000 and none issued and outstanding at December 31, 2023 and 2022, respectively, with aggregate liquidation preferences of $153,131,250 and none at December 31, 2023 and 2022, respectively	148,599,723	—
Equity:
Strategic Storage Trust VI, Inc.:
Preferred Stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at December 31, 2023 and 2022	—	—
Class P Common stock, $0.001 par value; 30,000,000 shares authorized; 11,100,444 and 10,841,745 shares issued and outstanding at December 31, 2023 and 2022, respectively	11,100	10,842
Class A Common stock, $0.001 par value; 230,000,000 shares authorized; 3,339,780 and 1,766,539 shares issued and outstanding at December 31, 2023 and 2022, respectively	3,340	1,767
Class T Common stock, $0.001 par value; 100,000,000 shares authorized; 5,289,743 and 3,015,798 shares issued and outstanding at December 31, 2023 and 2022, respectively	5,290	3,016
Class W Common stock, $0.001 par value; 70,000,000 shares authorized; 687,653 and 248,369 shares issued and outstanding at December 31, 2023 and 2022, respectively	688	248
Class Y Common stock, $0.001 par value; 200,000,000 shares authorized; 382,656 and no shares issued and outstanding at December 31, 2023 and 2022, respectively	383	—
Class Z Common stock, $0.001 par value; 70,000,000 shares authorized; 36,559 and no shares issued and outstanding at December 31, 2023 2022, respectively	37	—
Additional paid-in capital	174,586,716	134,820,961
Distributions	(18,590,483)	(7,793,929)
Accumulated deficit	(64,094,793)	(16,727,700)
Accumulated other comprehensive income (loss)	449,185	(61,416)
Total Strategic Storage Trust VI, Inc. equity	92,371,463	110,253,789
Noncontrolling interests in our Operating Partnership	1,514,388	2,807,481
Noncontrolling Series C Subordinated Units in our Operating Partnership	3,197,083	—
Total noncontrolling interest	4,711,471	2,807,481
Total equity	97,082,934	113,061,270
Total liabilities, temporary equity and equity	$560,916,606	$279,744,919

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

	Year Ended December 31,
	2023	2022	2021
Revenues:
Self storage rental revenue	$20,990,999	$8,698,972	$1,245,751
Ancillary operating revenue	169,065	91,035	20,021
Total revenues	21,160,064	8,790,007	1,265,772
Operating expenses:
Property operating expenses	9,190,888	3,835,556	628,189
Property operating expenses – affiliates	4,625,560	1,899,807	274,787
General and administrative	5,290,049	2,289,610	764,130
Depreciation	10,542,315	4,526,912	603,413
Intangible amortization expense	4,437,083	2,064,048	320,576
Acquisition expense – affiliates	564,746	573,899	353,511
Other property acquisition expenses	1,037,225	874,679	957,517
Total operating expenses	35,687,866	16,064,511	3,902,123
Operating loss	(14,527,802)	(7,274,504)	(2,636,351)
Other income (expense):
Interest expense	(16,104,501)	(4,865,029)	(608,432)
Interest expense – debt issuance costs	(1,499,924)	(1,097,941)	(137,825)
Derivative fair value adjustment	(1,881,402)	—	—
Equity in loss of unconsolidated affiliate	—	—	(57,104)
Other	546,615	2	(136)
Foreign currency adjustment	528,949	(1,142,611)	(174,463)
Net loss	(32,938,065)	(14,380,083)	(3,614,311)
Less: Distributions to preferred unitholders in our Operating Partnership	(271,250)	—	—
Less: Distributions to preferred stockholders	(8,350,000)	—	—
Less: Accretion of preferred equity costs	(189,920)	—	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	968,721	637,728	628,966
Net loss attributable to Strategic Storage Trust VI, Inc. common stockholders	$(40,780,514)	$(13,742,355)	$(2,985,345)
Net loss per Class P share—basic and diluted	$(2.19)	$(1.16)	$(1.52)
Net loss per Class A share—basic and diluted	$(2.19)	$(1.16)	$—
Net loss per Class T share—basic and diluted	$(2.19)	$(1.16)	$—
Net loss per Class W share—basic and diluted	$(2.19)	$(1.16)	$—
Net loss per Class Y share—basic and diluted	$(2.19)	$—	$—
Net loss per Class Z share—basic and diluted	$(2.19)	$—	$—
Weighted average Class P shares outstanding—basic and diluted	10,982,858	9,866,463	1,970,391
Weighted average Class A shares outstanding—basic and diluted	2,619,151	747,639	—
Weighted average Class T shares outstanding—basic and diluted	4,484,873	1,155,211	—
Weighted average Class W shares outstanding—basic and diluted	505,476	92,916	—
Weighted average Class Y shares outstanding—basic and diluted	20,629	—	—
Weighted average Class Z shares outstanding—basic and diluted	1,354	—	—

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

	Year Ended December 31,
	2023	2022	2021
Net loss	$(32,938,065)	$(14,380,083)	$(3,614,311)
Other comprehensive income (loss):
Foreign currency translation adjustment	57,174	(191,438)	—
Foreign currency hedge contract	(174,712)	—	—
Interest rate hedge contract	644,792	126,864	—
Other comprehensive income (loss)	527,254	(64,574)	—
Comprehensive loss	(32,410,811)	(14,444,657)	(3,614,311)
Comprehensive loss attributable to noncontrolling interests:
Comprehensive loss attributable to the noncontrolling interests in our Operating Partnership	952,068	640,887	628,966
Comprehensive loss attributable to Strategic Storage Trust VI, Inc. stockholders	$(31,458,743)	$(13,803,770)	$(2,985,345)

See notes to consolidated financial statements.

Strategic Storage Trust VI, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND TEMPORARY EQUITY

YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

	Common Stock																	Noncontrolling Interest
	Class P		Class A		Class T		Class W		Class Y		Class Z							in our Operating Partnership
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Strategic Storage Trust VI, Inc. Equity	Noncontrolling Interests	Series C Subordinated Units	Total Equity	Redeemable Common Stock	Preferred Equity in our Operating Partnership	Preferred Stock
Balance as of January 1, 2021	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Gross proceeds from issuance of common stock	5,026,902	5,027	—	—	—	—	—	—	—	—	—	—	47,072,631	—	—	—	47,077,658	7,000	—	47,084,658	—	—	—
Offering costs	—	—	—	—	—	—	—	—	—	—	—	—	(6,335,330)	—	—	—	(6,335,330)	—	—	(6,335,330)	—	—	—
Noncontrolling interest assumed in consolidation of Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	4,574,294	—	4,574,294	—	—	—
Changes to redeemable common stock	—	—	—	—	—	—	—	—	—	—	—	—	(329,158)	—	—	—	(329,158)	—	—	(329,158)	329,158	—	—
Distributions ($0.50 per share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(985,132)	—	—	(985,132)	—	—	(985,132)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(184,645)	—	(184,645)	—	—	—
Issuance of shares for distribution reinvestment plan	35,902	36	—	—	—	—	—	—	—	—	—	—	329,122	—	—	—	329,158	—	—	329,158	—	—	—
Net loss attributable to Strategic Storage Trust VI, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,985,345)	—	(2,985,345)	—	—	(2,985,345)	—	—	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(628,966)	—	(628,966)	—	—	—
Balance as of December 31, 2021	5,062,804	$5,063	—	$—	—	$—	—	$—	—	$—	—	$—	$40,737,265	$(985,132)	$(2,985,345)	$—	$36,771,851	$3,767,683	$—	$40,539,534	$329,158	$—	$—

See notes to consolidated financial statements.

Strategic Storage Trust VI, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND TEMPORARY EQUITY (Continued)

YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

	Common Stock																	Noncontrolling Interest
	Class P		Class A		Class T		Class W		Class Y		Class Z							in our Operating Partnership
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Strategic Storage Trust VI, Inc. Equity	Noncontrolling Interests	Series C Subordinated Units	Total Equity	Redeemable Common Stock	Preferred Equity in our Operating Partnership	Preferred Stock
Balance as of December 31, 2021	5,062,804	$5,063	—	$—	—	$—	—	$—	—	$—	—	$—	$40,737,265	$(985,132)	$(2,985,345)	$—	$36,771,851	$3,767,683	$—	$40,539,534	$329,158	$—	$—
Gross proceeds from issuance of common stock	5,539,950	5,540	1,755,190	1,756	2,998,808	2,999	246,436	246	—	—	—	—	104,042,442	—	—	—	104,052,983	—	—	104,052,983	—	—	—
Offering costs	—	—	—	—	—	—	—	—	—	—	—	—	(10,004,238)	—	—	—	(10,004,238)	—	—	(10,004,238)	—	—	—
Reimbursement of offering cost by Advisor	—	—	—	—	—	—	—	—	—	—	—	—	23,165	—	—	—	23,165	—	—	23,165	—	—	—
Changes to redeemable common stock	—	—	—	—	—	—	—	—	—	—	—	—	(2,544,690)	—	—	—	(2,544,690)	—	—	(2,544,690)	2,544,690	—	—
Distributions ($0.59 per share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,808,797)	—	—	(6,808,797)	—	—	(6,808,797)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(319,316)	—	(319,316)	—	—	—
Issuance of shares for distribution reinvestment plan	238,991	239	10,099	10	16,990	17	1,933	2	—	—	—	—	2,544,422	—	—	—	2,544,690	—	—	2,544,690	—	—	—
Issuance of restricted stock	—	—	1,250	1	—	—	—	—	—	—	—	—	—	—	—	—	1	—	—	1	—	—	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	22,595	—	—	—	22,595	—	—	22,595	—	—	—
Net loss attributable to Strategic Storage Trust VI, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(13,742,355)	—	(13,742,355)	—	—	(13,742,355)	—	—	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(637,728)	—	(637,728)	—	—	—
Interest rate hedge contracts	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	122,629	122,629	4,235	—	126,864	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(184,045)	(184,045)	(7,393)	—	(191,438)	—	—	—
Balance as of December 31, 2022	10,841,745	$10,842	1,766,539	$1,767	3,015,798	$3,016	248,369	$248	—	$—	—	$—	$134,820,961	$(7,793,929)	$(16,727,700)	$(61,416)	$110,253,789	$2,807,481	$—	$113,061,270	$2,873,848	$—	$—

See notes to consolidated financial statements.

Strategic Storage Trust VI, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND TEMPORARY EQUITY (Continued)

YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

	Common Stock																	Noncontrolling Interest
	Class P		Class A		Class T		Class W		Class Y		Class Z							in our Operating Partnership
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Strategic Storage Trust VI, Inc. Equity	Noncontrolling Interests	Series C Subordinated Units	Total Equity	Redeemable Common Stock	Preferred Equity in our Operating Partnership	Preferred Stock
Balance as of December 31, 2022	10,841,745	$10,842	1,766,539	$1,767	3,015,798	$3,016	248,369	$248	—	$—	—	$—	$134,820,961	$(7,793,929)	$(16,727,700)	$(61,416)	$110,253,789	$2,807,481	$—	$113,061,270	$2,873,848	$—	$—
Gross proceeds from issuance of common stock	—	—	1,180,172	1,180	1,812,471	1,812	418,085	419	382,653	383	36,559	37	38,117,894	—	—	—	38,121,725	—	—	38,121,725	—	—	—
Offering costs	—	—	—	—	—	—	—	—	—	—	—	—	(5,002,709)	—	—	—	(5,002,709)	—	—	(5,002,709)	—	—	—
Reimbursement of offering cost by Advisor	—	—	—	—	—	—	—	—	—	—	—	—	39,346	—	—	—	39,346	—	—	39,346	—	—	—
Changes to redeemable common stock	—	—	—	—	—	—	—	—	—	—	—	—	(4,391,918)	—	—	—	(4,391,918)	—	—	(4,391,918)	4,391,918	—	—
Redemption of common stock	(38,344)	(38)	(4,990)	(5)	(3,400)	(3)	—	—	—	—	—	—	—	—	—	—	(46)	—	—	(46)	(537,784)	—	—
Distributions ($0.62 per share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,796,554)	—	—	(10,796,554)	—	—	(10,796,554)	—	—	—
Distribution of common stock	—	—	331,386	331	369,549	370	7,300	7	—	—	—	—	6,585,871	—	(6,586,579)	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(341,025)	—	(341,025)	—	—	—
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(271,250)	—
Distributions to preferred stockholders	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(8,350,000)
Issuance of shares for distribution reinvestment plan	297,043	296	55,423	56	95,325	95	13,899	14	3	—	—	—	4,391,457	—	—	—	4,391,918	—	—	4,391,918	—	—	—
Issuance of restricted stock	—	—	11,250	11	—	—	—	—	—	—	—	—	—	—	—	—	11	—	—	11	—	—	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	25,814	—	—	—	25,814	—	—	25,814	—	—	—
Gross proceeds from issuance of preferred equity in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	15,000,000	—
Preferred equity issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(189,920)	—
Accretion of preferred equity issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	189,920	—
Redemption of preferred equity in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(15,000,000)	—
Gross proceeds from issuance of Series B Convertible Preferred Equity	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	150,000,000
Preferred equity issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,400,277)
Issuance of Series C Subordinated Units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,197,083	3,197,083	—	—	—
Net loss attributable to Strategic Storage Trust VI, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(40,780,514)	—	(40,780,514)	—	—	(40,780,514)	—	271,250	8,350,000
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(968,721)	—	(968,721)	—	—	—
Interest rate hedge contracts	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	618,009	618,009	26,783	—	644,792	—	—	—
Foreign currency hedge contract	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(170,173)	(170,173)	(4,539)	—	(174,712)	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	62,765	62,765	(5,591)	—	57,174	—	—	—
Balance as of December 31, 2023	11,100,444	$11,100	3,339,780	$3,340	5,289,743	$5,290	687,653	$688	382,656	$383	36,559	$37	$174,586,716	$(18,590,483)	$(64,094,793)	$449,185	$92,371,463	$1,514,388	$3,197,083	$97,082,934	$6,727,982	$—	$148,599,723

See notes to consolidated financial statements.

STrategic Storage Trust VI, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(32,938,065)	$(14,380,083)	$(3,614,311)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	14,979,398	6,590,960	923,989
Amortization of debt issuance costs	1,499,924	1,097,941	137,825
Equity in loss of unconsolidated affiliate	—	—	57,104
Interest payment added to debt principal	—	—	197,980
Stock based compensation expense related to issuance of restricted stock	25,814	22,595	—
Accretion of preferred equity costs	189,920	—	—
Unrealized derivative gain	90,825	—	—
Derivative fair value adjustment	2,553,422	—	—
Unrealized foreign currency adjustment	(528,949)	1,142,611	174,463
Changes in operating assets and liabilities:
Other assets, net	(2,785,513)	(1,035,249)	(197,711)
Purchase of interest rate cap	(3,279,000)	—	—
Purchase of foreign exchange derivative	(1,442,000)	—	—
Accounts payable and accrued liabilities	5,138,182	1,712,665	262,567
Due to affiliates	3,869,115	233,322	(905,699)
Net cash used in operating activities	(12,626,927)	(4,615,238)	(2,963,793)
Cash flows from investing activities:
Purchase of real estate facilities	(252,273,853)	(188,181,815)	(59,854,218)
Additions to real estate facilities	(8,078,768)	(1,453,968)	(285,123)
Deposits on acquisitions of real estate facilities and investments in unconsolidated real estate ventures	(148,220)	(548,970)	(468,616)
Investment in company owned life insurance	(886,460)	—	—
Investments in unconsolidated real estate ventures	(7,171,769)	(499,202)	(6,079,039)
Net cash used in investing activities	(268,559,070)	(190,683,955)	(66,686,996)
Cash flows from financing activities:
Proceeds from issuance of secured debt	179,324,261	140,603,502	48,662,500
Repayment of secured debt	(50,000,000)	(30,608,851)	(14,435,579)
Scheduled principal payments of secured debt	(862,320)	(123,981)	—
Prepaid debt issuance costs	(42,000)	(58,000)	—
Debt issuance costs	(1,666,788)	(1,481,549)	(875,467)
Gross proceeds from issuance of common stock	37,910,737	103,913,984	47,427,658
Proceeds from issuance of noncontrolling interest in our Operating Partnership	—	—	7,000
Offering costs	(4,387,423)	(9,226,517)	(5,916,858)
Proceeds from issuance of preferred equity in our Operating Partnership	15,000,000	—	—
Redemption of preferred equity in our Operating Partnership	(15,000,000)	—	—
Preferred equity in our Operating Partnership issuance costs	(189,920)	—	—
Gross proceeds from issuance of preferred stock	150,000,000	—	—
Preferred stock issuance costs	(1,400,277)	—	—
Proceeds from issuance of Series C Units	3,197,083	—	—
Redemption of common stock	(419,094)	—	—
Distributions paid to common stockholders	(6,160,627)	(3,667,288)	(453,837)
Distributions paid to noncontrolling interest in our Operating Partnership	(341,025)	(313,722)	(183,869)
Distributions paid to preferred stockholders	(5,218,750)	—	—
Distributions paid to preferred unitholders in our Operating Partnership	(271,250)	—	—
Net cash provided by financing activities	299,472,607	199,037,578	74,231,548
Impact of foreign exchange rate changes on cash and restricted cash	(370,083)	(527,600)	—
Net change in cash, cash equivalents and restricted cash	17,916,527	3,210,785	4,580,759
Cash, cash equivalents and restricted cash, beginning of year	7,791,544	4,580,759	—
Cash, cash equivalents and restricted cash, end of year	$25,708,071	$7,791,544	$4,580,759

STrategic Storage Trust VI, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

Supplemental disclosures and non-cash transactions:
Cash paid for interest, net of amounts capitalized	$18,819,476	$3,345,009	$346,480
Real estate assumed in consolidation of Operating Partnership	$—	$—	$16,284,439
Investment in unconsolidated real estate venture assumed in consolidation of Operating Partnership	$—	$—	$3,711,918
Debt assumed in consolidation of Operating Partnership	$—	$—	$14,237,599
Non controlling interest assumed in connection with consolidation of Operating Partnership	$—	$—	$4,574,294
Distribution payable to noncontrolling interest in our Operating Partnership assumed in consolidation of Operating Partnership	$—	$—	$22,594
Accounts payable, accrued liabilities and due to affiliate assumed in consolidation of Operating Partnership	$—	$—	$1,318,303
Other assets assumed in consolidation of Operating Partnership	$—	$—	$153,146
Real estate facilities in due to affiliates	$—	$—	$327,646
Debt issuance costs in due to affiliates	$—	$—	$68,000
Debt issuance costs in accounts payable and accrued liabilities	$—	$26,940	$—
Proceeds from issuance of common stock in accounts payable and accrued liabilities	$—	$(211,000)	$(350,000)
Distribution of common stock	$6,586,579	$—	$—
Offering costs included in accounts payable and accrued liabilities	$661,400	$1,107,528	$352,972
Interest rate swap contract in other assets	$145,375	$126,864	$—
Interest rate swap contracts in accounts payable and accrued liabilities	$170,708	$—	$—
Foreign currency translation adjustment	$(57,174)	$191,438	$—
Issuance of shares pursuant to distribution reinvestment plan	$4,391,918	$2,544,690	$329,158
Distributions payable to common and preferred stockholders	$4,174,068	$798,955	$202,137
Distributions payable to noncontrolling interests in our Operating Partnership	$28,964	$28,964	$23,370
Offering costs in due to affiliates	$—	$—	$65,500
Real estate and construction in process in accounts payable and accrued liabilities	$913,229	$553,438	$24,127
Deposits on acquisition of real estate facilities in due to affiliates	$333,495	$751,460	$—
Redemption of common stock in accounts payable and accrued liabilities	$118,691	$—	$—
Unrealized derivative adjustment	$576,497	$—	$—
Deposits applied to acquisition of real estate	$1,076,020	$—	$—

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

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

In connection with the Public Offering, defined below, we filed articles of amendment to our Charter (the “Articles of Amendment”) and articles supplementary to our Charter (the “Articles Supplementary”). Following the filing of the Articles of Amendment and the Articles Supplementary, we authorized 30,000,000 shares of common stock designated as Class P shares, 300,000,000 shares of common stock designated as Class A shares, 300,000,000 shares of common stock designated as Class T shares, and 70,000,000 shares of common stock designated as Class W shares. Any common stock sold in the Private Offering were redesignated as Class P common stock upon the filing of the Articles of Amendment. On May 28, 2021, we filed a Form S-11 Registration Statement, which was subsequently amended, with the Securities and Exchange Commission (“SEC”) to register a maximum of $1,000,000,000 in shares of Class A, Class T, and Class W common stock for sale to the public (the “Primary Offering”) and $95,000,000 in shares of Class A, Class T, and Class W common stock for sale pursuant to our distribution reinvestment plan. On March 17, 2022, the SEC declared our registration statement effective and the primary portion of our Private Offering was terminated.

On October 4, 2023, we filed a Post-Effective Amendment to our Registration Statement to register two new classes of common stock (Class Y shares and Class Z shares) with the SEC. On November 1, 2023, the amendment to our Registration Statement became effective with the SEC. Also, on November 1, 2023, we filed articles supplementary to our Charter which reclassified 200,000,000 Class T shares as Class Y shares and 70,000,000 Class A shares as Class Z shares. Effective as of November 1, 2023, we are offering Class Y shares and Class Z shares in our Primary Offering for $9.30 per share and are offering Class A shares, Class P shares, Class T shares, Class W shares, Class Y shares and Class Z shares pursuant to our distribution reinvestment plan for $9.30 per share (collectively, the “Public Offering”).

Pursuant to a Sponsor Funding Agreement (as defined in Note 2 - Summary of Significant Accounting Policies), our Sponsor has agreed to fund the payment of (i) the upfront 3% sales commission for the sale of Class Y shares, (ii) the upfront 3% dealer manager fee for the Class Y shares, and (iii) the estimated 1% organization and offering expenses for the sale of Class Y shares and Class Z shares. In November 2023 our Sponsor agreed to reimburse the Company in cash to cover the dilution from the one-time stock distribution described below. In consideration for our Sponsor providing the funding for the front-end sales load and the cash to cover the dilution from the stock distribution, Strategic Storage Operating Partnership VI, L.P., a Delaware limited partnership (our “Operating Partnership”) shall issue Series C Subordinated Convertible Units (“Series C Units”) to our Sponsor equal to the dollar amount of such funding divided by the then-current offering price (initially $9.30 per share) for the Class Y and Class Z shares sold in the Public Offering. The Series C Units shall initially

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

have no distribution, voting or other rights to participate in our Operating Partnership unless and until such Series C Units are converted into Class A Units of our Operating Partnership. The Series C Units shall automatically convert into Class A Units on a one-to-one basis upon our disclosure of an estimated net asset value per share equal to at least $10.00 per share for each of the Class A, Class P, Class T, Class W, Class Y, and Class Z shares calculated net of the value of Series C Units to be converted.

On November 1, 2023, the Company’s board of directors declared to holders of record of Class A shares, Class T shares and Class W shares, respectively, as of November 15, 2023 (a) a one-time stock distribution of 0.11075 Class A Shares per Class A Share outstanding, (b) a one-time stock distribution of 0.07526 Class T Shares per Class T Share outstanding, and (c) a one-time stock distribution of 0.01075 Class W Shares per Class W Share outstanding. These stock distributions were issued to provide such stockholders who purchased Class A Shares, Class T Shares, or Class W Shares in the Public Offering the same number of shares of the applicable class as they would have received if they purchased their shares at a price of $9.30 per share, the offering price of Class Y shares and Class Z shares in the Public Offering. All per share amounts presented herein have been retroactively adjusted to reflect the impact of the one-time stock distribution.

Prior to the termination of our Private Offering, approximately 10.6 million shares of Class P common stock were sold for gross offering proceeds of approximately $100.7 million. As of December 31, 2023, approximately 2.9 million Class A shares, approximately 4.8 million Class T shares, approximately 0.7 million Class W shares, approximately 0.4 million Class Y shares and approximately 0.1 million Class Z shares had been sold in the Public Offering for gross offering proceeds of approximately $30.3 million, approximately $48.1 million, approximately $6.3 million, approximately $3.6 million and approximately $0.3 million, respectively. Through our distribution reinvestment plan, we have issued approximately 0.6 million Class P shares, approximately 65,500 Class A shares, approximately 112,500 Class T shares, approximately 16,000 Class W shares, approximately 3 Class Y shares and no Class Z shares for gross proceeds of approximately $7.3 million.

We have invested the net proceeds from our Private Offering and Public Offering primarily in self storage facilities consisting of both income-producing and growth properties located in the United States and Canada. As of December 31, 2023, we owned 24 operating self storage properties located in seven states (Arizona, Delaware, Florida, Nevada, Oregon, Pennsylvania and Washington) and three Canadian provinces (Alberta, British Columbia and Ontario) and two development properties in Florida and Ontario. For more information, see Note 3 - Real Estate Facilities.

As of December 31, 2023, we owned 50% equity interests in four unconsolidated real estate ventures in two Canadian provinces (Ontario and Quebec) that are intended to be developed into self storage facilities, with subsidiaries of SmartCentres Real Estate Investment Trust (“SmartCentres”) owning the other 50% of such entities. For more information, see Note 4 - Investment in Unconsolidated Real Estate Ventures.

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

On March 10, 2021, SmartStop OP, L.P. (“SmartStop OP”), an affiliate of our Sponsor and the operating partnership of SmartStop, contributed $5.0 million to our Operating Partnership, in exchange for 549,451 units of limited partnership interest in our Operating Partnership (the “OP Investment”). The OP Investment was made net of sales commissions and dealer manager fees, but without giving effect to the early investor discounts available to purchasers of shares in the Private Offering. At the effective time of the OP Investment, SmartStop OP was admitted as a limited partner to our Operating Partnership. As of December 31, 2023, we owned approximately 97% of the common units of limited partnership interest of our Operating Partnership. The remaining approximately 3% of the common units are owned by SmartStop OP.

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

December 31, 2023

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

December 31, 2023

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

Our Operating Partnership is deemed to be a VIE and is consolidated by the Company as the primary beneficiary. Our sole significant asset is our investment in our Operating Partnership; as a result, substantially all of our assets and liabilities represent those assets and liabilities of our Operating Partnership and its wholly-owned subsidiaries.

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

As of December 31, 2023, we had not entered into any other contracts/interests that would be deemed to be variable interests in VIEs other than our joint ventures with SmartCentres, which are accounted for under the equity method of accounting. Please see Note 4 - Investments in Unconsolidated Real Estate Ventures. Other than the entities noted above, we do not currently have any material relationships with unconsolidated entities or financial partnerships.

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

December 31, 2023

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

The value of the tangible assets, consisting of land and buildings, is determined as if vacant. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. We recorded approximately $4.5 million and $4.1 million in intangible assets to recognize the value of in-place leases related to our acquisitions during the years ended December 31, 2023 and 2022, respectively. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent.

Allocation of purchase price to acquisitions of facilities are allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available.

Acquisitions that do not meet the definition of a business, as defined under current GAAP, are accounted for as asset acquisitions. During the years ended December 31, 2023 and 2022, our acquisitions did not meet the definition of a business because substantially all of the fair value was concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) or because the acquisition did not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. As a result, once an acquisition is deemed probable, transaction costs are capitalized rather than expensed. During the years ended December 31, 2023 and 2022, our acquisitions did not meet the definition of a business, and we capitalized approximately $9.2 million and $3.6 million, respectively, of acquisition-related transaction costs.

During the years ended December 31, 2023, 2022 and 2021, we expensed approximately $1.6 million, $1.4 million and $1.3 million, respectively, of acquisition-related transaction costs that did not meet our capitalization policy.

Evaluation of Possible Impairment of Long-Lived Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets, including those held through joint ventures, may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. For the years ended December 31, 2023, 2022 and 2021, no impairment losses were recognized.

Advertising Costs

Advertising costs are included in property operating expenses and general and administrative expenses, depending on the nature of the expense, in the accompanying consolidated statements of operations. These costs are expensed in the period in which the cost is incurred. The Company incurred advertising costs of approximately $2.3 million, $0.7 million and $0.1 million for the years ended December 31, 2023, 2022 and 2021 respectively.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

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

Sponsor Funding Agreement

On November 1, 2023, the Company entered into a sponsor funding agreement (the “Sponsor Funding Agreement”) by and among the Company, our Operating Partnership and our Sponsor pursuant to which the Sponsor has agreed to fund the payment of (i) the upfront 3% sales commission for the sale of Class Y Shares, (ii) the upfront 3% dealer manager fee for the Class Y Shares, and (iii) the estimated 1% organization and offering expenses for the sale of Class Y Shares and Class Z Shares. In addition, the Sponsor has agreed to reimburse the Company in cash to cover the dilution from the one-time stock distribution described below. The Sponsor Funding Agreement will terminate immediately upon the date that the Company ceases to offer Class Y Shares and Class Z Shares in the Offering.

In consideration for the Sponsor providing the funding for the front-end sales load described above and the cash to cover the dilution from the stock distribution, the Operating Partnership will issue a number of Series C Units to the Sponsor equal to the dollar amount of such funding divided by the then-current offering price (initially $9.30 per share) for the Class Y Shares and Class Z Shares sold in the Offering. Pursuant to the Sponsor Funding Agreement, the Sponsor shall reimburse the Company monthly within 30 days after the end of each calendar month for the applicable front-end sales load it agreed to fund, and the Operating Partnership shall issue the Series C Units on a monthly basis, effective as of the respective funding date. The Series C Units convert into class A units of our Operating Partnership if the estimated net asset value exceeds $10.00 per share. Such conversion is limited such that the dilution caused by the conversion may not reduce the diluted estimated net asset value below $10.00 per share.

The amount by which the funding received exceeds the fair value of the Series C Units is accounted for as a consideration received from a vendor and is therefore recorded as a reduction to the price of the services provided. Each payment is initially included in the Accounts payable and accrued liabilities in the accompanying consolidated balance sheets and subsequently recorded as a reduction of Property operating expenses - affiliates ratably over the remaining estimated life of our management contracts with SmartStop. Below is a summary of the portion of sponsor funding received which exceeds the fair value of the Series C Units issued:

Balance at December 31, 2022	$—
Total consideration received	3,410,222
Reduction of Property operating expense - affiliates	(37,536)
Balance at December 31, 2023	$3,372,686

Allowance for Doubtful Accounts

Tenant accounts receivable is reported net of an allowance for doubtful accounts. Management records a general reserve estimate based upon a review of the current status of tenant accounts receivable. It is reasonably possible that management’s estimate of the allowance will change in the future. As of December 31, 2023 and 2022, approximately $25,000 and $50,000 were recorded to allowance for doubtful accounts, respectively, and are included within other assets in the accompanying consolidated balance sheets.

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

December 31, 2023

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

Foreign Currency Translation

For non-U.S. functional currency operations, assets and liabilities are translated to U.S. dollars at current exchange rates as of the reporting date. Revenues and expenses are translated at the average rate for the period. All adjustments related to amounts classified as long term net investments are recorded in accumulated other comprehensive income (loss) as a separate component of equity. Transactions denominated in a currency other than the functional currency of the related operations are recorded at rates of exchange in effect at the date of the translation. Changes in investments not classified as long term are recorded in foreign currency adjustment in the accompanying Statements of Operations.

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place leases. We are amortizing in-place leases on a straight-line basis over 18 months, the estimated average rental period for the leases. As of December 31, 2023 and 2022, the gross amounts allocated to in-place lease intangibles were approximately $10.0 million and $5.5 million, respectively, and accumulated amortization of in-place lease intangibles totaled approximately $6.9 million and $2.4 million, respectively.

The total estimated future amortization expense of intangible assets for the years ending December 31, 2024 is approximately $3.1 million. The weighted-average amortization period on our remaining intangible assets with a net book value of approximately $3.1 million was approximately 0.9 years as of December 31, 2023.

Debt Issuance Costs

The net carrying value of costs incurred in connection with obtaining non revolving debt are presented on the consolidated balance sheets as a reduction of the related debt. Debt issuance costs are amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of December 31, 2023 and 2022, accumulated amortization of debt issuance costs related to non revolving debt totaled approximately $0.8 million and $0.7 million, respectively. For the years ended December 31, 2023, 2022 and 2021, we recorded amortization expense of approximately $1.5 million, $1.1 million and $0.1 million, respectively, in debt issuance cost.

Organizational and Offering Costs

Our Advisor may fund organization and offering costs on our behalf. We are required to reimburse our Advisor for such organization and offering costs; provided, however, our Advisor funded, and was not reimbursed for, 1.0% of the gross offering proceeds from the sale of Class W shares towards payment of organization and offering expenses, which we recognized as a capital contribution from our Advisor. Our Advisor must reimburse us within 60 days after the end of the month in which the initial public offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions, dealer manager fees, stockholder servicing fees and dealer manager servicing fees) in excess of 15% of the gross offering proceeds from the Primary Offering. If at any point in time we determine that the total organization and offering costs are expected to exceed 15% of the gross proceeds anticipated to be received from the Primary Offering, we will recognize such excess as a capital contribution from our Advisor. Offering costs are recorded as an offset to additional paid-in capital, and organization costs are recorded as an expense.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

In connection with our Private Offering, our Dealer Manager received a sales commission of up to 6.0% of gross proceeds from sales in the Private Offering and a dealer manager fee equal to up to 3.0% of gross proceeds from sales in the Private Offering under the terms of the Private Offering Dealer Manager Agreement.

In connection with our Primary Offering, our Dealer Manager will receive a sales commission of up to 6.0% of gross proceeds from sales of Class A shares and up to 3.0% of gross proceeds from the sales of Class T shares and Class Y shares in the Primary Offering and a dealer manager fee up to 3.0% of gross proceeds from sales of Class A shares, Class T shares and Class Y shares in the Primary Offering under the terms of the Dealer Manager Agreement. Our Dealer Manager does not receive an upfront sales commission or dealer manager fee from the sales of Class W shares or Class Z shares in the Primary Offering; however, we and/or our Sponsor will pay to our Dealer Manager dealer manager support in the amount of 1.5% of the gross offering proceeds of the Class W shares and Class Z shares sold in the Primary Offering for payment of wholesaler commissions and other wholesaler expenses associated with the sales of the Class W shares and Class Z shares. In addition, our Dealer Manager receives an ongoing stockholder servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 1% of the purchase price per share of the Class T shares and Class Y shares sold in the Primary Offering. Our Dealer Manager also receives an ongoing dealer manager servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 0.5% of the purchase price per share of the Class W shares and Class Z shares sold in the Primary Offering. We will cease paying the stockholder servicing fee with respect to the Class T shares and Class Y shares sold in the Primary Offering at the earlier of (i) the date we list our shares on a national securities exchange, merge or consolidate with or into another entity, or sell or dispose of all or substantially all of our assets, (ii) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of Class A shares, Class T shares, Class Y shares, Class W shares and Class Z shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our distribution reinvestment plan), which calculation shall be made by us with the assistance of our Dealer Manager commencing after the termination of our Primary Offering; (iii) with respect to a particular Class T share and Class Y share, the third anniversary of the issuance of such share; and (iv) the date that such Class T share or Class Y share is redeemed or is no longer outstanding. We will cease paying the dealer manager servicing fee with respect to the Class W share and Class Z share sold in the Primary Offering at the earlier of (i) the date we list our shares on a national securities exchange, merge or consolidate with or into another entity, or sell or dispose of all or substantially all of our assets, (ii) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of Class A shares, Class T shares, Class Y shares, Class W shares and Class Z shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our distribution reinvestment plan),which calculation shall be made by us with the assistance of our Dealer Manager commencing after the termination of our Primary Offering; (iii) the end of the month in which the aggregate underwriting compensation paid in our Primary Offering with respect to Class W shares and Class Z shares, comprised of the dealer manager servicing fees and dealer manager support, equals 9.0% of the gross proceeds from the sale of Class W shares and Class Z shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our distribution reinvestment plan), which calculation shall be made by us with the assistance of our Dealer Manager commencing after the termination of our Primary Offering, and (iv) the date that such Class W share or Class Z share is redeemed or is no longer outstanding.

Our Dealer Manager enters into participating dealer agreements with certain other broker-dealers which authorize them to sell our shares. Upon sale of our shares by such broker-dealers, our Dealer Manager will re-allow all of the sales commissions and, subject to certain limitations, the stockholder servicing fees paid in connection with sales made by these broker-dealers. Our Dealer Manager may also re-allow to these broker-dealers a portion of their dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by our Dealer Manager, payment of attendance fees required for employees of our Dealer Manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution-related expenses. Our Dealer Manager will also receive reimbursement of bona fide due diligence expenses; however, to the extent these due diligence expenses cannot be justified, any excess over actual due diligence expenses would have been considered underwriting compensation subject to a 10% FINRA limitation and, when aggregated with all other non-accountable expenses in connection with our Public Offering, may not exceed 3% of gross offering proceeds from sales in the Public Offering. We record a liability within Accounts Payable and Accrued Liabilities for the future estimated stockholder and dealer manager servicing fees and a reduction to additional paid-in capital at the time of sale of the Class T, Class Y, Class W and Class Z shares as an offering cost.

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

December 31, 2023

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

In addition, current accounting guidance requires, among other things, that financial instruments that represent a mandatory obligation of us to repurchase shares be classified as liabilities and reported at settlement value. For the year ended December 31, 2023, we received redemption requests totaling approximately $0.5 million. Approximately $0.4 million was fulfilled in during the year ended December 31, 2023 and the remaining approximately $0.1 million was included in accounts payable and accrued liabilities as of December 31, 2023, and fulfilled in January 2024. For the years ended December 31, 2022 and 2021, we did not receive any redemption requests.

Preferred Equity in our Operating Partnership

We classified our Series A Cumulative Redeemable Preferred Units (as defined in Note 7 – Preferred Equity) on our consolidated balance sheets using the guidance in ASC 480-10-S99. The Series A Cumulative Redeemable Preferred Units were redeemable by our Operating Partnership, in whole or in part, at the option of our Operating Partnership on or after the second anniversary of its issuance. Additionally, the holder could elect to redeem if any of the following events outside our control occur: i) change of control; ii) a breach of protective provisions; iii) upon the occurrence of monetary and other material defaults under secured property debt; and (iv) if we do not maintain our REIT status. As the shares were contingently redeemable, and under certain circumstances not solely within our control, we had classified our Series A Cumulative Redeemable Preferred Stock as temporary equity.

On May 2, 2023, the Preferred Investor waived the two year lock out clause on redemptions and the Operating Partnership redeemed all $15 million in Preferred Units and unpaid preferred distributions.

Preferred Equity

We classify our Series B Convertible Preferred Stock (as defined in Note 7 – Preferred Equity) on our consolidated balance sheets using the guidance in ASC 480-10-S99. The Series B Convertible Preferred Stock can be redeemed at our option on or after the third anniversary of its issuance. Additionally, the holder can elect to redeem if any of the following events outside our control occur: i) change of control; ii) a breach of protective provisions; iii) upon the occurrence of monetary and other material defaults under secured property debt; and (iv) if we do not maintain our REIT status. As the shares are contingently redeemable, and under certain circumstances not solely within our control, we have classified our Series B Convertible Preferred Stock as temporary equity.

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

December 31, 2023

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

The Series C Units (categorized within Level 3 of the fair value hierarchy) issued in connection with the Sponsor Funding Agreement are measured at fair value when issued. The fair value of these units were determined using a valuation model which considered the following key assumptions: our projected distribution rate, implied share price volatility, risk free interest rate, and the estimated effective life of the Series C Units.

The carrying amounts of cash and cash equivalents, restricted cash, other assets, variable-rate debt, accounts payable and accrued liabilities, distributions payable and amounts due to affiliates approximate fair value (categorized within Level 1 of the fair value hierarchy).

The table below summarizes our fixed rate notes payable at December 31, 2023 and 2022. The estimated fair value of financial instruments are subjective in nature and are dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of our fixed and variable rate notes payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. These assumptions are considered level 2 inputs within the fair value hierarchy. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. As of December 31, 2023 and 2022, we believe the carrying amounts of our variable rate debt are reasonably estimated at their notional amounts as there have been minimal changes to the fixed spread portion of interest rates for similar loans observed in the market, and as the variable portion of our interest rates fluctuate with the associated market indices.

	December 31, 2023		December 31, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Secured Debt	$4,600,000	$4,764,241	$4,500,000	$4,800,000

As of December 31, 2023, we held interest rate cash flow hedges and foreign currency net investment hedges to hedge our interest rate and foreign currency exposure (See Notes 5 – Debt and 6 – Derivative Instruments). The valuation of these instruments were determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. The analyses reflect the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including interest rate curves, foreign exchange rates and implied volatilities as applicable. The fair value of the interest rate swaps and cap agreements were determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash payments. Our fair values of our net investment hedges are based primarily on the change in the spot rate at the end of the period as compared with the strike price at inception.

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

Although we had determined that the majority of the inputs used to value our derivatives were within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilized Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, through December 31,

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

2023, we had assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustment was not significant to the overall valuation of our derivative. As a result, we determined that our derivatives valuation in its entirety was classified in Level 2 of the fair value hierarchy.

The table below presents the Company's assets and liabilities measured at fair value on a recurring basis as of December 31, 2023, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
Other assets - interest rate derivatives	$—	$2,920,664	$—
Accounts payable and accrued liabilities - interest rate derivatives	$—	$1,760,292	$—
Other assets - foreign currency hedge	$—	$1,074,185	$—

Derivative Instruments and Hedging Activities

We record all derivatives on our balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. We may enter into derivative contracts that are intended to economically hedge certain of our risks, even though hedge accounting does not apply or we elect not to apply hedge accounting.

For derivatives designated as net investment hedges, the effective portion of changes in the fair value of the derivatives are reported in accumulated other comprehensive income (loss). The ineffective portion of the change in fair value of the derivatives is recognized directly in Derivative fair value adjustment, within our consolidated statements of operations. Amounts are reclassified out of other comprehensive (loss) income into earnings (loss) when the hedged net investment is either sold or substantially liquidated.

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

December 31, 2023

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

As of December 31, 2023, and 2022, we had no current tax provision, and there were unrecognized tax benefits of approximately $2.9 million and none, respectively.

The domestic and international components of income (loss) before income taxes are presented for the years ended December 31, 2023, 2022, and 2021:

	For the year ended December 31,
	2023	2022	2021
Domestic	$(19,348,319)	$(14,230,536)	$(3,614,311)
Foreign	(13,589,746)	(149,547)	—
Income (loss) before income taxes	$(32,938,065)	$(14,380,083)	$(3,614,311)

Income tax expense (benefit) is reconciled to the hypothetical amounts computed at the U.S. federal statutory income tax rate for the years ended December 31, 2023, 2022, and 2021:

	December 31, 2023	Rate
Expected tax at statutory rate	(6,916,994)	21.0%
Non-taxable REIT (income) loss	4,057,517	-12.3%
Change in valuation allowance	2,853,603	-8.7%
Other	5,874	0.0%
Total provision	—	0.0%

	December 31, 2022	Rate
Expected tax at statutory rate	(3,019,817)	21.0%
Non-taxable REIT (income) loss	3,052,613	-21.2%
Other	(32,796)	0.2%
Total provision	—	0.0%

	December 31, 2021	Rate
Expected tax at statutory rate	(759,005)	21.0%
Non-taxable REIT (income) loss	758,655	-21.0%
Other	350	0.0%
Total provision	—	0.0%

The major sources of temporary differences that give rise to the deferred tax effects are shown below:

December 31, 2023
Deferred tax asset:
Canadian real estate and non-capital losses	2,853,603
Total deferred tax asset	2,853,603

Valuation allowance	(2,853,603)

Net deferred tax liabilities	$—

Uncertain tax positions may arise where tax laws may allow for alternative interpretations or where the timing of recognition of income is subject to judgment. Under ASC Topic 740, tax positions are evaluated for recognition using a

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

more–likely–than–not threshold, and those tax positions requiring recognition are measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of December 31, 2023 and 2022, the Company had no uncertain tax positions. As of December 31, 2023 and 2022, the Company had no interest or penalties related to uncertain tax positions. Income taxes payable are classified within accounts payable and accrued liabilities in the consolidated balance sheets. The tax year 2021 and 2022 remains open to examination by the major taxing jurisdictions to which we are subject.

As of December 31, 2023, the gross foreign net operating losses are approximately $6.1 million. The foreign non-capital losses expire between 2042 and 2043.

Concentration

No single self storage customer represents a significant concentration of our revenues. For 2023, approximately 39%, 20%, and 15% of our rental income was concentrated in the Greater Toronto Area of Canada, Arizona and Florida, respectively. Our properties within the aforementioned geographic areas are dispersed therein, operating in multiple different regions and sub-markets.

Segment Reporting

Our business is composed of one reportable segment: self storage operations. Within our self storage operations segment, as of December 31, 2023 and 2022, approximately $304.8 million and $54.6 million, respectively, of our assets relate to our operations in Canada. For the years ended December 31, 2023, 2022 and 2021 approximately $8.8 million, approximately $0.5 million and none, respectively, of our revenues in the self storage segment related to our operations in Canada.

Per Share Data

Basic earnings per share attributable to our common stockholders for all periods presented are computed by dividing net income (loss) attributable to our common stockholders by the weighted average number of common shares outstanding during the period, excluding unvested restricted stock. Diluted earnings per share is computed by including the dilutive effect of the conversion of all potential common stock equivalents (which includes unvested restricted stock awards and Series B Convertible Preferred Stock) utilizing the treasury stock or if-converted method, as applicable. The dilutive effect of unvested restricted stock and Series B Convertible Preferred Stock was not included in the dilutive weighted average shares as such shares were antidilutive.

The following table presents the unconverted Series B Convertible Preferred Stock and unvested restricted stock awards, that were excluded from the computation of diluted earnings per share above as their effect would have been antidilutive for the respective periods, and was calculated using the treasury stock or if-converted method, as applicable:

	For the year ended December 31,
	2023	2022	2021
	Equivalent Shares (if converted)	Equivalent Shares (if converted)	Equivalent Shares (if converted)
Series B Convertible Preferred Stock	13,636,364	—	—
Unvested restricted stock awards	9,375	7,500	—
	13,645,739	7,500	—

On November 1, 2023, the Company’s board of directors declared to holders of record of Class A shares, Class T shares and Class W shares, respectively, as of November 15, 2023 a one-time stock distribution. All per share amounts presented herein have been retroactively adjusted to reflect the impact of the one-time stock distribution.

Recently Issued Accounting Guidance

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280)." The guidance in ASU 2023-07 was issued to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendment becomes effective for fiscal years beginning after December 15, 2023. The Company is

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

currently evaluating the impact upon adoption of the new standard on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740)." The guidance in ASU 2023-09 was issued to provide investors with information to better assess how an entity’s operations and related tax risks, tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The amendment becomes effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact upon adoption of the new standard on its consolidated financial statements and related disclosures.
Note 3. Real Estate Facilities

The following summarizes the activity in real estate facilities during the years ended December 31, 2023 and 2022:

Real estate facilities
Balance at December 31, 2021	$75,356,725
Facility acquisitions	184,044,871
Improvements and additions	1,746,584
Impact of foreign exchange rate changes	(309,089)
Balance at December 31, 2022	260,839,091
Facility acquisitions	248,841,711
Improvements and additions	2,395,408
Impact of foreign exchange rate changes	1,930,675
Balance at December 31, 2023	$514,006,885
Accumulated depreciation
Balance at December 31, 2021	$(597,090)
Depreciation expense	(4,498,700)
Impact of foreign exchange rate changes	2,508
Balance at December 31, 2022	(5,093,282)
Depreciation expense	(10,493,167)
Impact of foreign exchange rate changes	(73,888)
Balance at December 31, 2023	$(15,660,337)

The following table summarizes the purchase price allocations for our acquisitions during the year ended December 31, 2023:

Property	Acquisition Date	Real Estate Assets	Intangibles	Total(1)(2)	2023 Revenue(3)	2023 Property Operating Income (loss)(3)(4)
Edmonton – AB	01/31/23	$11,198,071	$140,100	$11,338,171	$467,252	$152,844
North York – ONT	01/31/23	$39,306,884	$543,186	$39,850,070	$1,201,156	$435,823
Bradenton land - FL (4)	02/16/23	$1,390,987	$—	$1,390,987	$—	$—
Etobicoke land - ONT (5)	03/27/23	$1,749,931	$—	$1,749,931	$—	$—
Vancouver – BC	05/04/23	$32,913,632	$224,040	$33,137,672	$321,012	$(2,147)
Mississauga – ONT	06/19/23	$31,146,956	$1,016,426	$32,163,382	$949,796	$608,753
Mississauga II – ONT	06/19/23	$35,700,426	$227,843	$35,928,269	$313,550	$(51,993)
Burlington II – ONT	06/19/23	$18,900,250	$314,063	$19,214,313	$331,164	$123,004
Toronto – ONT	06/19/23	$38,989,580	$987,462	$39,977,042	$939,812	$554,272
Hamilton – ONT	06/19/23	$9,268,382	$305,678	$9,574,060	$350,312	$158,907
Woodbridge – ONT	06/19/23	$28,276,612	$749,364	$29,025,976	$775,952	$461,873
		$248,841,711	$4,508,162	$253,349,873	$5,650,006	$2,441,336

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(1)
The amount shown is in USD based upon the foreign exchange rate as of the date of acquisition.
(2)
The allocations noted above are based on a determination of the relative fair value of the total consideration provided and represent the amount paid for the transaction, including capitalized acquisition costs.
(3)
The operating results of the facilities acquired above have been included in our consolidated statements of operations since their respective acquisition date.
(4)
Property operating income (loss) excludes corporate general and administrative expenses, asset management fees, depreciation, amortization, and acquisition expenses.
(5)
The Bradenton land is an undeveloped parcel of land adjacent to our property in Bradenton, Florida. We intend to expand our current self storage facility on the Bradenton land.
(6)
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

The Company's investments in unconsolidated real estate ventures is summarized as follows:

					Carrying Value of Investment
	Location	Date Real Estate Venture Acquired Land	Real Estate Venture Status	Equity Ownership %	December 31, 2023	December 31, 2022
Toronto	Toronto, Ontario	April 2021	Under development	50%	$4,167,466	$3,820,955
Toronto II	Toronto, Ontario	December 2021	Under development	50%	7,012,910	5,706,395
Dorval	Dorval, Quebec	February 2023	Under development	50%	2,693,055	—
Hamilton	Hamilton, Ontario	November 2023	Under development	50%	3,102,250	—
					$16,975,681	$9,527,350

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

On November 14, 2023, our Operating Partnership (through its subsidiaries) and SmartCentres (through its subsidiaries) acquired an undeveloped tract of land located in Hamilton, Ontario (the “Hamilton Land”) from an unaffiliated third party. The Hamilton Land is owned by a limited partnership in which we (through our subsidiaries) and SmartCentres (through its subsidiaries) are each a 50% limited partner and each have an equal ranking general partner. At closing, our Operating Partnership (through its subsidiaries) subscribed for 50% of the units of the limited partnership at an agreed upon subscription price of approximately CAD $1.5 million, representing a contribution equivalent to 50% of the purchase price of the Hamilton Land. We expect that the limited partnership will develop the Hamilton Land into a self storage facility (the “Hamilton II Property”).

These joint venture agreements are with a subsidiary of SmartCentres, an unaffiliated third party, to acquire, develop, and operate self storage facilities.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

Note 5. Debt

The Company’s secured debt is summarized as follows:

Debt	December 31, 2023	December 31, 2022	Interest Rate		Maturity Date
Huntington Credit Facility	$107,574,000	$95,091,351	7.96%	(1)	11/30/2025
Skymar Loan	4,764,241	4,800,000	4.125%		8/1/2024
SmartStop Delayed Draw Mezzanine Loan	—	35,000,000	—		N/A
National Bank of Canada - Burlington Loan	11,823,653	12,055,230	7.71%	(2)	9/20/2025
National Bank of Canada - Cambridge Loan	11,348,205	11,439,000	7.71%	(3)	12/20/2025
National Bank of Canada - North York Loan	18,857,500	—	7.86%	(4)	1/31/2025
Bank of Montreal Loan	16,311,738	—	7.96%	(5)	5/4/2025
First National Loan	6,641,612	—	9.10%	(6)	6/1/2025
National Bank of Canada - Ontario Loan	95,946,960	—	8.06%	(7)	6/15/2025
SmartStop Bridge Loan	15,000,000	—	8.38%		12/31/2024
Debt issuance costs, net	(1,783,488)	(1,216,158)
Total Debt	$286,484,421	$157,169,423

(1)
This variable rate loan encumbers 12 properties (Phoenix I, Phoenix II, Surprise, Bradenton, Apopka, Vancouver WA, Portland, Newark, Levittown, Chandler, St. Johns and Oxford). We entered into interest rate swap agreements and an interest rate cap that fixes SOFR at 2.72% until the maturity of the loan.
(2)
This variable rate loan encumbers our Burlington, ONT property and the amount shown above is in USD based on the foreign exchange rate in effect as of December 31, 2023 and 2022, respectively. We entered into an interest rate swap agreement that fixes CDOR at 4.02% until the maturity of the loan.
(3)
This variable rate loan encumbers our Cambridge, ONT property and the amount shown above is in USD based on the foreign exchange rate in effect as of December 31, 2023 and 2022, respectively. We entered into an interest rate swap agreement that fixes CDOR at 3.83% until the maturity of the loan.
(4)
This variable rate loan encumbers our North York, ONT property and the amount shown above is in USD based on the foreign exchange rate in effect as of December 31, 2023. We entered into an interest rate swap agreement that fixes CDOR at 3.79% until the maturity of the loan.
(5)
This variable rate loan encumbers our Vancouver, BC property and the amount shown above is in USD based on the foreign exchange rate in effect as of December 31, 2023. We entered into an interest rate swap agreement that fixes CDOR at 4.47% until the maturity of the loan.
(6)
This variable rate loan encumbers our Edmonton, AB property and the amount shown above is in USD based on the foreign exchange rate in effect as of December 31, 2023.
(7)
This variable rate loan encumbers the six properties in our Ontario Portfolio and the amount shown above is in USD based on the foreign exchange rate in effect as of December 31, 2023. We entered into an interest rate swap agreement that fixes CDOR at 4.73% until the maturity of the loan.

The weighted average interest rate on our consolidated debt, excluding the impact of our interest rate hedging activities, as of December 31, 2023 was approximately 7.95%.

Huntington Credit Facility

On November 30, 2021, we, through three special purpose entities (collectively, the “Borrower”) wholly owned by our operating partnership, entered into a credit agreement (the “Credit Agreement”) with Huntington National Bank (“Huntington”), as administrative agent and sole lead arranger.

Under the terms of the Credit Agreement, the Borrower had a maximum borrowing capacity of $50 million (the “Huntington Credit Facility”). However, certain financial requirements with respect to both the Borrower and the “Pool” of “Mortgaged Properties” (as each term is defined in the Credit Agreement) must be satisfied prior to making any drawdowns on the Huntington Credit Facility in accordance with the Credit Agreement. At close, we borrowed approximately $22.4 million on the Huntington Credit Facility, secured by a first mortgage deed of trust on the Surprise, Phoenix and Phoenix II Properties. In conjunction with the initial draw on the Huntington Credit Facility, a prior loan with Huntington was repaid and terminated in accordance with the related loan agreement without any fees or penalties. On December 30, 2021, in conjunction with the acquisitions of the Bradenton Property and Apopka Property, we borrowed an additional approximately $14.7 million pursuant to the Huntington Credit Facility and the Bradenton and Apopka Properties were added as security.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

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

In conjunction with the amendment to the Huntington Credit Facility, we entered into an interest rate swap agreement with a notional amount of $60.0 million, whereby Secured Overnight Financing Rate ("SOFR") is fixed at 4.01% through the maturity of the Huntington Credit Facility. On April 13, 2023, we entered into an interest rate cap agreement with a notional amount of $47.6 million, whereby SOFR was capped at 2.6% through the maturity of the Huntington Credit Facility. On September 28, 2023, we terminated the interest rate cap agreement entered on April 13, 2023 and entered into a new interest rate cap agreement with a notional amount of $47.6 million, whereby SOFR is capped at 1.1% through the maturity of the Huntington Credit Facility.

The Huntington Credit Facility is a term loan that has a maturity date of November 30, 2025, which may, in certain circumstances, be extended at the option of the Borrower until November 30, 2027. Payments due under the Huntington Credit Facility are interest-only during the initial term of the loan.

The amounts outstanding under the Huntington Credit Facility bear interest at a variable rate equal to the 1 month Term SOFR plus 2.61%, adjusted monthly, with a floor of 3.25%. As of December 31, 2023, the interest rate excluding the impact of our interest rate hedging activities on the Huntington Credit Facility was 7.96%. The loan may be prepaid in whole or in part, without penalty or premium, at any time, subject to certain conditions as set forth in the Credit Agreement.

The Credit Agreement contains certain customary representations and warranties, affirmative, negative and financial covenants, borrowing conditions, and events of default. We serve as a limited recourse guarantor with respect to the Huntington Credit Facility. In particular, the financial covenants include a minimum debt service coverage ratio and minimum net worth and liquid assets requirements applicable to us and our Operating Partnership as guarantors. As of December 31, 2023, we are in compliance with all such covenants.

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

December 31, 2023

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

December 31, 2023

under the SmartStop Bridge Loan Agreement are unsecured. The proceeds of the SmartStop Bridge Loan were used to partially fund the acquisition of the Ontario Portfolio.

Pursuant to the SmartStop Bridge Loan Agreement, the amounts outstanding under the SmartStop Bridge Loan bear a floating rate equal to SOFR plus 3.00%. As of December 31, 2023, the interest rate on the SmartStop Bridge Loan was 8.38%. On December 8, 2023, we exercised the option to extend the maturity date for an additional year, through December 31, 2024. On January 1, 2024, the interest rate increased to SOFR plus 4.00%. Payments under the SmartStop Bridge Loan are interest-only and payable monthly. The SmartStop Bridge Loan may be prepaid either in whole or in part, at any time, without penalty or premium.

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

The National Bank of Canada Burlington Loan Agreement also contains a debt service coverage ratio covenant and customary affirmative, negative and financial covenants; agreements; representations; warranties and borrowing conditions; and events of default all as set forth in such loan agreement. As of December 31, 2023, we were in compliance with such covenants.

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

The National Bank of Canada Cambridge Loan Agreement also contains a debt service coverage ratio covenant and customary affirmative, negative and financial covenants; agreements; representations; warranties and borrowing conditions; and events of default all as set forth in such loan agreement. As of December 31, 2023, we were in compliance with such covenants.

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

December 31, 2023

National Bank of Canada - North York Loan is interest-only for the first year, payable monthly, and payments of principal and interest, calculated using a 25 year amortization, are due monthly after. In addition, we serve as a full recourse guarantor with respect to the National Bank of Canada - North York Loan.

The National Bank of Canada North York Loan Agreement also contains a debt service coverage ratio covenant and customary affirmative, negative and financial covenants; agreements; representations; warranties and borrowing conditions; and events of default all as set forth in such loan agreement. As of December 31, 2023, we were in compliance with such covenants.

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

The Bank of Montreal Loan Agreement contains a debt service coverage ratio covenant and customary affirmative, negative and financial covenants, agreements, representations, warranties and borrowing conditions, and events of default. We serve as full recourse guarantor with respect to the Bank of Montreal Loan. As of December 31, 2023, we are in compliance with all such covenants.

First National Loan

On May 19, 2023, we, through a wholly-owned subsidiary of our Operating Partnership, entered into a term loan with First National Financial LP (the “First National Loan”) for approximately CAD $8.8 million. The First National Loan is secured by a deed of trust on the Edmonton Property.

Pursuant to the terms of the loan agreement for the First National Loan (the “First National Loan Agreement”), the amounts outstanding under the First National Loan bear a floating rate equal to the Royal Bank of Canada Prime Rate, plus 1.90%. As of December 31, 2023, the interest rate on the First National Loan was approximately 9.10%. The First National Loan has an initial term of two years and an initial maturity date of May 18, 2025. Payments under the First National Loan are interest-only and payable monthly.

The loan may be prepaid in whole, but not in part, at any time, subject to certain conditions as set forth in the First National Loan Agreement. The loan documents contain agreements; representations; warranties and borrowing conditions; reserve requirements and events of default. In addition, and pursuant to the terms of the limited recourse guaranty, we serve as a full recourse guarantor with respect to the First National Loan. As of December 31, 2023, we are in compliance with all such covenants.

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

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

The National Bank of Canada Ontario Loan Agreement contains an interest reserve requirement and a modified debt service coverage ratio covenant applicable to the Borrowers and customary affirmative, negative and financial covenants, agreements, representations, warranties and borrowing conditions, and events of default. As of December 31, 2023, we are in compliance with all such covenants.

The following table presents the future principal payment requirements on our outstanding secured debt as of December 31, 2023:

2024	$23,301,496
2025	264,966,413
Thereafter	—
Total payments	288,267,909
Debt issuance costs, net	(1,783,488)
Total	$286,484,421

Note 6. Derivative Instruments

Interest Rate Derivatives

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we use interest rate swaps as part of our interest rate risk management strategy. The effective portion of the change in the fair value of the derivative that qualifies as a cash flow hedge is recorded in accumulated other comprehensive income (loss) (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. In addition, we classify cash flows from qualifying cash flow hedging relationships in the same category as the cash flows from the hedged items in our consolidated statements of cash flows. We do not use interest rate derivatives for trading or speculative purposes.

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

Foreign Currency Hedges

Our objectives in using foreign currency derivatives are to add stability to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar and to manage our exposure to exchange rate movements. To accomplish this objective, we have used foreign currency options as part of our exchange rate risk management strategy. A foreign currency option contract is a commitment by the seller of the option to deliver, solely at the option of the buyer, a certain amount of currency at a certain price on a specific date.

For derivatives designated as net investment hedges for GAAP purposes, the changes in the fair value of the derivatives are reported in accumulated other comprehensive income. Amounts are reclassified out of accumulated other comprehensive income (loss) into earnings when the hedged net investment is either sold or substantially liquidated. The change in the value of the designated portion of our settled and unsettled foreign currency hedges is recorded net in foreign currency hedge contract gain (loss) in our consolidated statements of comprehensive income (loss) in the related period.

The change in the value of the portion of our settled and unsettled foreign currency hedges that is not designated for hedge accounting for GAAP is recorded in Foreign currency adjustment within our consolidated statements of operations and represented a loss of approximately $0.2 million and none for the years ended December 31, 2023 and 2022, respectively.

The following table summarizes the terms of our derivative financial instruments as of December 31, 2023:

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

	Notional Amount	Strike	Effective Date	Maturity Date
Interest Rate Derivative:
CDOR Swap - Burlington Loan (1)	$15,675,000	4.02%	September 27, 2022	September 20, 2025
CDOR Swap - Cambridge Loan (1)	$15,044,683	3.83%	December 20, 2022	December 22, 2025
CDOR Swap - North York Loan (1)	$25,000,000	3.79%	January 31, 2023	February 2, 2026
SOFR Swap - Huntington Credit Facility I (2)	$38,000,000	4.01%	April 12, 2023	November 28, 2025
SOFR Swap - Huntington Credit Facility II (2)	$22,000,000	4.01%	April 12, 2023	November 28, 2025
CDOR Swap - Bank of Montreal Loan (1)	$21,625,000	4.47%	May 4, 2023	May 4, 2026
CDOR Swap - Ontario Loan (3)	$127,200,000	4.73%	June 15, 2023	June 15, 2026
SOFR Cap - Huntington Credit Facility (4)	$47,574,000	2.60%	April 13, 2023	September 28, 2023
SOFR Cap - Huntington Credit Facility (5)	$47,574,000	1.10%	September 28, 2023	November 28, 2025
Foreign Currency Hedges:
CAD Put (6)	$200,000,000	1.39%	December 22, 2023	December 20, 2024

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
(6)
Notional amount is denominated in CAD and $95 million CAD was designated for hedge accounting.

The following table summarizes the terms of our derivative financial instruments as of December 31, 2022:

	Notional Amount	Strike	Effective Date	Maturity Date
Interest Rate Derivative:
CDOR Swap - Burlington Loan (1)	$16,500,000	4.02%	September 27, 2022	September 20, 2025
CDOR Swap - Cambridge Loan (1)	$15,500,000	3.84%	December 20, 2022	December 22, 2025
(1)
Notional amounts are denominated in CAD and have been designated as a cash flow hedge.

The following table presents a gross presentation of the fair value of our derivatives financial instruments as well as their classification on our consolidated balance sheets as of December 31, 2023 and 2022:

	Asset/Liability Derivatives Fair Value
	December 31, 2023	December 31, 2022
Interest Rate Derivative:
Other assets	$2,920,664	$126,864
Accounts payable and accrued liabilities	$1,760,292	$—
Foreign Currency Hedges:
Other assets	$1,074,185	$—

The following table presents the effects of our derivative financial instruments on our consolidated statements of operations for the periods presented:

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

	Gain (loss) recognized in OCI for the Year Ended December 31,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI for the Year Ended December 31,
Type	December 31, 2023	December 31, 2022		December 31, 2023	December 31, 2022
Interest Rate Swaps	$1,118,835	$132,705	Interest Expense	$(1,141,365)	$(5,841)
Interest Rate Caps	994,111	—	Interest Expense	(326,789)	—
Foreign Currency Option	(174,712)	—	N/A	—	—
	$1,938,234	$132,705		$(1,468,154)	$(5,841)

Based upon the forward rates in effect as of December 31, 2023, we estimate that approximately $0.6 million related to our qualifying cash flow hedges will be reclassified to reduce interest expense during the next 12 months.

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

Distribution Rate

The Preferred Units received current distributions (the “Current Distributions”) at a rate of 7.0% per annum on the Liquidation Amount until the second anniversary of the date of issuance, 8.0% per annum commencing thereafter until the third anniversary of the date of issuance, 9.0% per annum commencing thereafter until the fourth anniversary of the date of issuance, and 10% per annum thereafter, payable monthly and calculated on an actual/360 basis.

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

Covenants

The Amendment contained a number of standard covenants applicable to us and the Operating Partnership.

Events of Default; Protective Provisions

The Amendment contained standard events of default.

On May 2, 2023, the Preferred Investor waived the two year lock out clause on redemptions and the Operating Partnership redeemed all $15 million in Preferred Units and unpaid preferred distributions.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

Issuance of Preferred Stock of Our Company

On May 1, 2023, we issued $150 million in shares (the “Shares”) of our new Series B Convertible Preferred Stock (the “Series B Convertible Preferred Stock”) pursuant to a preferred stock purchase agreement (the “Series B Preferred Stock Purchase Agreement”) with Extra Space Storage LP (the “Investor”), a subsidiary of Extra Space Storage Inc. (NYSE: EXR). We paid the Investor an investment fee equal to 0.50% of the aggregate Purchase Price at the closing.

The Series B Preferred Stock Purchase Agreement provides that the purchase price for the Shares shall be equal to $1,000 per share (the “Purchase Price”). The terms of the Series B Convertible Preferred Stock, including the preferences, conversion and other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms and conditions of redemption, are set forth in the articles supplementary for the Series B Convertible Preferred Stock (the “Series B Articles Supplementary”), which are described in more detail below.

In connection with the issuance of the Series B Convertible Preferred Stock, and in certain other limited circumstances, we permitted the Investor, or any entity that beneficially owns or constructively owns shares of our stock as a result of the Investor’s ownership of Series B Convertible Preferred Stock, to beneficially own and constructively own the Series B Convertible Preferred Stock issued to the Investor pursuant to the Series B Preferred Stock Purchase Agreement and any Class A Common Stock issued upon conversion of the Series B Convertible Preferred Stock.

We primarily used the net proceeds from the issuance of the Shares to repay the SmartStop Delayed Draw Mezzanine Loan, to redeem the Series A Preferred Units of our Operating Partnership, to finance the acquisitions of the Vancouver Property and Ontario Portfolio, to fund development and improvement pipelines, for working capital and for other general corporate purposes.

Articles Supplementary

On May 1, 2023, in connection with the issuance of the Series B Convertible Preferred Stock, we filed the Series B Articles Supplementary with the State Department of Assessments and Taxation of Maryland, to classify and designate 150,000 authorized but unissued shares of preferred stock as the "Series B Convertible Preferred Stock." The Series B Articles Supplementary sets forth the key terms of the Series B Convertible Preferred Stock which are summarized below.

As set forth in the Series B Articles Supplementary, the Series B Convertible Preferred Stock ranks senior to all other classes of our capital stock, including the Class A common stock (“Class A Common Stock”), Class P common stock, Class T common stock and Class W common stock (collectively, the “Common Stock”), with respect to rights to receive dividends and to participate in distributions or payments upon any voluntary or involuntary liquidation, dissolution or winding up. Dividends payable on each share of Series B Convertible Preferred Stock will initially be equal to a rate of 8.35% per annum. If the Series B Convertible Preferred Stock has not been redeemed on or prior to the fifth anniversary of the issuance of the Shares pursuant to the Series B Preferred Stock Purchase Agreement, the dividend rate will increase an additional 0.75% per annum each year thereafter to a maximum of 11.0% per annum until the tenth anniversary of the issuance of the Shares pursuant to the Series B Preferred Stock Purchase Agreement, at which time the dividend rate shall increase 0.75% per annum each year thereafter until the Series B Convertible Preferred Stock is redeemed or repurchased in full.

Upon any voluntary or involuntary liquidation, dissolution or winding up, the holders of Series B Convertible Preferred Stock will be entitled to receive a payment equal to the greater of (i) the aggregate Purchase Price of all outstanding Shares (the “Series B Preferred Stock Liquidation Amount”), plus an amount equal to any accrued and unpaid dividends and other distributions (whether or not accumulated or authorized and declared) to the date of payment and (ii) the amount that that would have been payable had the Shares been converted into Common Stock pursuant to the terms of the Series B Articles Supplementary immediately prior to such liquidation.

Subject to certain additional redemption rights, as described herein, we have the right to redeem the Series B Convertible Preferred Stock for cash at any time following the third anniversary of the issuance of the Shares pursuant to the Series B Preferred Stock Purchase Agreement. The amount of such redemption will be equal to the aggregate Purchase Price of all outstanding Shares, plus applicable redemption premium as set forth in the Series B Articles Supplementary (together, the “Redemption Price”) and an amount equal to any accrued and unpaid dividends and distributions on the Series B Convertible Preferred Stock (whether or not accumulated or authorized and declared) up to the redemption date. Upon the listing of Common Stock on a national securities exchange (the “Listing”), we have the right to redeem any or all outstanding Series B Convertible Preferred Stock at an amount equal to the greater of (i) the amount that the holders of such Shares would have received had such Shares been converted into Common Stock pursuant to the terms of the Series B Articles Supplementary immediately prior to the initial Listing, and then all of such Shares had been sold in the initial Listing, up to

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

the Conversion Value Limitation (as described herein), or (ii) the Redemption Price, in each case, plus an amount equal to any accrued and unpaid dividends and distributions on the Series B Convertible Preferred Stock (whether or not accumulated or authorized and declared) up to the date of initial Listing. The Conversion Value Limitation is an amount per share determined using an as-converted value limitation equal to a premium of $40 million if any or all 150,000 shares of Series B Convertible Preferred Stock are issued and outstanding. Upon a change of control event, we have the right to redeem any or all outstanding Series B Convertible Preferred Stock at an amount equal to the greater of (i) the amount that the holders of such Shares would have received had the Shares been converted into Common Stock pursuant to the terms of the Series B Articles Supplementary immediately prior to such change of control, up to the Conversion Value Limitation or (ii) the Redemption Price, in each case, plus an amount equal to any accrued and unpaid dividends and distributions up to the redemption date. In addition, subject to certain cure provisions, if we fail to maintain our status as a real estate investment trust, the holders of Series B Convertible Preferred Stock have the right to require us to repurchase the Series B Convertible Preferred Stock at an amount equal to the Redemption Price plus an amount equal to any accrued and unpaid dividends and distributions on the Series B Convertible Preferred Stock (whether or not accumulated or authorized and declared) up to the redemption date.

At any time after the earlier to occur of (i) the third anniversary of the issuance of the Shares is issued pursuant to the Series B Preferred Stock Purchase Agreement or (ii) 180 days after an initial Listing, the holders of Series B Convertible Preferred Stock have the right to convert any or all of the Series B Convertible Preferred Stock held by such holders into Class A Common Stock at a rate per share equal to the quotient obtained by dividing the Series B Convertible Preferred Stock Liquidation Amount, plus an amount equal to any accrued and unpaid dividends or other distributions (whether or not accumulated or authorized and declared), by the conversion price. The conversion price is initially $11.00, and may be adjusted in connection with stock splits, stock dividends and other similar transactions. In no event will the value of the Class A Common Stock issued by us upon conversion of the Series B Convertible Preferred Stock into Class A Common Stock exceed the Conversion Value Limitation.

The holders of Series B Convertible Preferred Stock are not entitled to vote on any matter submitted to a vote of our stockholders, except that in the event that the dividend for the Series B Convertible Preferred Stock has not been paid for at least four quarterly dividend periods (whether or not consecutive), the holders of Series B Convertible Preferred Stock have the right to vote together with the holders of Common Stock as a single class on any matter submitted to a vote of our stockholders. The number of votes applicable to a share of Series B Convertible Preferred Stock will be equal to the number of shares of Class A Common Stock into which a share of Series B Convertible Preferred Stock could have been converted as of the record date set for purposes of such stockholder vote. This foregoing limited voting right shall cease when all past dividend periods have been paid in full. In addition, the affirmative vote of the holders of a majority of the outstanding shares of Series B Convertible Preferred Stock is required in certain customary circumstances, as well as other circumstances, such as (i) our real estate portfolio exceeding a leverage ratio of 60% loan-to-value, (ii) entering into certain transactions with our Chief Executive Officer as of the date of the Purchase Agreement, or any entities in which such person has a controlling interest (excluding certain self-storage real estate programs sponsored by our sponsor or us), (iii) effecting a merger (or similar) transaction with an entity whose assets are not at least 80% self storage related, (iv) entering into any line of business other than self storage and ancillary businesses, unless such ancillary business represents revenues of less than 10% of the our revenues for our last fiscal year and (v) permitting any individual other than H. Michael Schwartz to (A) serve as our Chairman or any similar role or (B) otherwise perform any of the duties typically performed by Mr. Schwartz in his capacity as Chairman as of the date of the Series B Preferred Stock Purchase Agreement.

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

December 31, 2023

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

Redemptions; Repurchases: In connection with any redemption of shares of Series B Convertible Preferred Stock, our Operating Partnership shall redeem, on the date of such redemption, an equal number Series B Convertible Preferred Units in exchange for an amount of cash equal to the amount of cash, if any, paid to redeem the shares of Series B Convertible Preferred Stock.

Conversion Rights: In the event that any share of Series B Convertible Preferred Stock is converted into shares of any class of our common stock, our Operating Partnership shall convert, on the date of such conversion, an equal number of Series B Convertible Preferred Units into common units of our Operating Partnership at the same conversion rate at which such shares of Series B Convertible Preferred Stock are convertible into such class of common stock.

As of December 31, 2023, there were 150,000 Preferred Shares outstanding with an aggregate liquidation preference of approximately $153.1 million, which consists of $150 million from the initial closing and approximately $3.1 million of accumulated and unpaid distributions.

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

Organization and Offering Costs

Organization and offering costs of the Private Offering paid by our Advisor on our behalf will be reimbursed to our Advisor. In addition, organization and offering costs of the Public Offering have been paid and will continue to be paid by our Advisor on our behalf and will be reimbursed to our Advisor; provided, however, that our Advisor funded, and was not reimbursed for, 1.0% of the gross offering proceeds from the sale of Class W shares towards payment of organization and offering expenses. Organization and offering costs consist of all expenses (other than sales commissions, the dealer manager fee, stockholder servicing fees and dealer manager servicing fees) to be paid by us in connection with the Private Offering

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

and Public Offering, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable organization and offering expenses, including, but not limited to, (i) amounts to reimburse our Advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of our Advisor and its affiliates in connection with registering and marketing our shares; (ii) technology costs associated with the Private Offering and Public Offering; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses. Our Advisor will be required to reimburse us within 60 days after the end of the month which the Public Offering terminates to the extent we paid or reimbursed organization and offering costs (including sales commissions, dealer manager fees, stockholder servicing fees, and dealer manager servicing fees) in excess of 15% of the gross offering proceeds from the Primary Offering.

Advisory Agreements

We do not have any employees. Our Advisor is primarily responsible for managing our business affairs and carrying out the directives of our board of directors. Our Advisor receives various fees and expenses under the terms of our Advisory Agreement. As discussed above, we will be required under our Advisory Agreement to reimburse our Advisor for organization and offering costs; provided, however, our Advisor funded, and was not reimbursed for, 1% of the gross offering proceeds from the sale of Class W shares towards payment of organization and offering expenses. As noted above, the Advisory Agreement also requires our Advisor to reimburse us to the extent that offering expenses, including sales commissions, dealer manager fees, stockholder servicing fees and dealer manager servicing fees, are in excess of 15% of gross proceeds from the Primary Offering.

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

Our Advisory Agreement provides for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us. Beginning four fiscal quarters after commencement of the Public Offering, pursuant to our Advisory Agreement, our Advisor is required to pay or reimburse us the amount by which our aggregate annual operating expenses, as defined, exceed the greater of 2% of our average invested assets or 25% of our net income, as defined, unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For any fiscal quarter for which total operating expenses for the 12 months then ended exceed the limitation, we will disclose this fact in our next quarterly report or within 60 days of the end of that quarter and send a written disclosure of this fact to our stockholders. In each case the disclosure will include an explanation of the factors that the independent directors considered in arriving at the conclusion that the excess expenses were justified. As of December 31, 2023, our aggregate annual operating expenses, as defined, did not exceed the threshold described above.

The Sponsor Funding Agreement

Beginning November 1, 2023, our sponsor agreed to fund the payment of (i) the upfront 3% sales commission for the sale of Class Y shares, (ii) the upfront 3% dealer manager fee for the Class Y shares, and (iii) the estimated 1% organization and offering expenses for the sale of Class Y shares and Class Z shares. In the event total organization and offering expenses actually incurred exceed the estimated 1% organization and offering expenses for the sale of Class Y shares and Class Z shares, we will pay the difference between the total organization and offering expenses actually incurred and the estimated 1% organization and offering expenses funded by our sponsor. In addition, our sponsor has agreed to reimburse us in cash to cover the dilution from the one-time stock dividends described in this prospectus. The sponsor funding agreement shall terminate immediately upon the date we cease to offer Class Y shares and Class Z shares in our offering.

In consideration for our sponsor providing the funding for the front-end sales load and the cash to cover the dilution from the stock dividends described above and elsewhere in this prospectus, our operating partnership shall issue a number of Series C Units of limited partnership interest in our operating partnership to our sponsor equal to the dollar amount of such funding divided by the then-current offering price (initially $9.30 per share) for the Class Y and Class Z shares sold in our offering. Pursuant to the sponsor funding agreement by and among us, our operating partnership, and our sponsor, our

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

sponsor shall reimburse us monthly for the applicable front end sales load it agreed to fund, and our operating partnership shall issue the Series C Units on a monthly basis, upon such reimbursement.

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

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the years ended December 31, 2022 and 2023, as well as any related amounts payable, which are included in due to affiliates in the accompanying consolidated balance sheets as of December 31, 2022 and 2023:

	Year Ended December 31, 2022			Year Ended December 31, 2023
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Operating expenses (including organizational costs)	$2,761,281	$1,936,266	$947,486	$6,784,515	$3,586,399	$4,145,602
Asset management fees	1,348,314	1,370,458	—	3,420,040	2,767,112	652,928
Property management fees	551,493	559,698	—	1,243,056	982,355	260,701
Transfer Agent expenses	145,716	138,529	7,187	319,426	326,613	—
Acquisition expenses (1)	631,575	739,556	3,674	710,892	179,263	535,303
Capitalized
Acquisition related (2)	4,797,897	4,442,083	751,460	5,589,549	6,001,574	339,435
Additional Paid-in Capital
Offering costs	102,285	167,785	—	5,610	5,610	—
Total	$10,338,561	$9,354,375	$1,709,807	$18,073,088	$13,848,926	$5,933,969

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

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

In order to protect the interest of the Property Manager in receiving these revenues in light of the fact that we control the properties and, hence, the ability of the Property Manager to receive such revenues, we and an affiliate of our Property Manager agreed to transfer our respective rights in such revenue to a joint venture entity owned 0.1% by our TRS subsidiary and 99.9% by our Property Manager’s affiliate (the “PM Affiliate”). Under the terms of the operating agreement of the joint venture entity, dated March 8, 2021 (the “JV Agreement”), our TRS receives 0.1% of the net revenues generated from such Tenant Programs and the PM Affiliate receives the other 99.9% of such net revenues. The JV Agreement further provides, among other things, that if a member or its affiliate terminates all or substantially all of the property management agreements or defaults in its material obligations under the JV Agreement or undergoes a change of control, as defined, (the “Triggering Member”), the other member generally shall have the right (but not the obligation) to either (i) sell all of its interest in the joint venture to the Triggering Member at fair market value (as agreed upon or as determined under an appraisal process) or (ii) purchase all of the Triggering Member’s interest in the joint venture at 95% of fair market value. For the years ended December 31, 2023 and 2022, an affiliate of our Property Manager received net revenue from this joint venture of approximately $0.8 million and $0.4 million, respectively.

Storage Auction Program

Our Sponsor owns a minority interest in a company that owns 50% of an online auction company (the “Auction Company”) that serves as a web portal for self storage companies to post their auctions for the contents of abandoned storage units online instead of using live auctions conducted at the self storage facilities. The Auction Company receives a service fee for such services. During the years ended December 31, 2023 and 2022, we paid approximately $23,000 and $5,000 in fees to the Auction Company related to our properties, respectively. Our properties will receive the proceeds from such online auctions.

Note 9. Commitments and Contingencies

Distribution Reinvestment Plan

We adopted a distribution reinvestment plan that will allow our stockholders to have distributions otherwise distributable to them invested in additional shares of our common stock at a price equal to the then-current offering price for each class of share.

On October 2, 2023, the Company’s board of directors approved the Second Amended and Restated Distribution Reinvestment Plan (the “Second Amended and Restated DRP”) of the Company to include, as eligible participants, stockholders holding Class Y shares and stockholders holding Class Z shares. The Second Amended and Restated DRP replaced the prior distribution reinvestment plan. The distribution reinvestment plan was also amended and restated to state that the purchase price for shares pursuant to the Second Amended and Restated DRP shall be $9.30 per share for all classes of shares. The Second Amended and Restated DRP became effective on November 11, 2023. No sales commission or dealer manager fee will be paid on shares sold through the distribution reinvestment plan. We may amend or terminate the distribution reinvestment plan for any reason at any time upon 10 days' prior written notice to stockholders.

As of December 31, 2023, we have sold approximately 0.6 million Class P shares, 65,000 million Class A shares, 112,500 Class T shares, 16,000 Class W shares, 5 Class Y shares and no Class Z shares for gross proceeds of approximately $7.3 million through our distribution reinvestment plan offering.

Share Redemption Program

We adopted a share redemption program for stockholders purchasing Class P shares in the Private Offering and a separate share redemption program for stockholders purchasing Class A shares, Class T shares, Class W Shares, Class Y Shares and Class Z shares in the Public Offering, each of which enables stockholders to sell their shares to us in limited circumstances. As long as our common stock is not listed on a national securities exchange or over-the-counter market, our stockholders who have held their stock for at least one year may be able to have all or any portion of their shares of stock redeemed by us. We may redeem the shares of stock presented for redemption for cash to the extent that we have sufficient funds available to fund such redemption.

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

December 31, 2023

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

For the year ended December 31, 2023, we received redemption requests totaling approximately $0.5 million. Approximately $0.4 million was fulfilled in during the year ended December 31, 2023 and the remaining approximately $0.1 million was included in accounts payable and accrued liabilities as of December 31, 2023, and fulfilled in January 2024. For the years ended December 31, 2022 and 2021, we did not receive any redemption requests.

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

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

Note 10. Declaration of Distributions

Cash Distribution Declaration

On December 20, 2023, our board of directors declared a daily distribution rate of approximately $0.001693 per day per share on the outstanding shares of common stock payable to Class A, Class T, Class W, Class P, Class Y and Class Z stockholders of record of such shares as shown on our books at the close of business on each day of the period commencing on January 1, 2024 and ending March 31, 2024. In connection with this distribution, for the stockholders of Class T and Class Y shares, after the stockholder servicing fee is paid, approximately $0.001439 per day will be paid per Class T and Class Y share and for the stockholders of Class W and Class Z shares, after the dealer manager servicing fee is paid, approximately $0.001566 per day will be paid per Class W and Class Z share. Such distributions payable to each stockholder of record during a month will be paid the following month.

Note 11. Potential Acquisitions

Potential Acquisition of Scarborough Property

On July 15, 2021, an affiliate of our Sponsor assigned its interest in a purchase and sale agreement (the “Scarborough Purchase Agreement”) with an unaffiliated third party for the acquisition of a parcel of land to be developed into a self storage facility located in Scarborough, in the city of Toronto, Ontario (the “Scarborough Property”) to a wholly-owned subsidiary of our Operating Partnership. The purchase price of the Scarborough Property is approximately CAD $2.2 million. Construction is expected to commence following the closing of the acquisition. We expect to fund the acquisition of the Scarborough Property with a combination of net proceeds from our Primary Offering and/or potential future debt financing. If we fail to complete the acquisition, we may forfeit CAD $450,000 in earnest money deposits.

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

Note 12. Subsequent Events

Acquisition of Montreal Property

On January 9, 2024, we (through our subsidiaries) and SmartCentres Real Estate Investment Trust (“SmartCentres”) (through its subsidiaries) acquired a tract of land located in Montreal, Quebec (the “Montreal Land”) from an unaffiliated third party. The Montreal Land is owned by a limited partnership in which we (through our subsidiaries) and SmartCentres (through its subsidiaries) are each a 50% limited partner and each have an equal ranking general partner. At closing, we (through our subsidiaries) subscribed for 50% of the units of the limited partnership at an agreed upon subscription price of approximately CAD $4.5 million, representing a contribution equivalent to 50% of the purchase price of the Montreal Land. The contribution was funded with proceeds from our Primary Offering. We expect that the limited partnership will develop the Montreal Land and build a self storage facility (the “Montreal Property”). The project is expected to be funded with debt proceeds.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

Huntington Credit Facility

On March 28, 2024, we terminated the SOFR Huntington Credit Facility Swap I and II and entered into two new interest rate swap agreements with the same notional amount of $38.0 million and $22.0 million, respectively, whereby SOFR is swapped at 2.92% through the maturity of the Huntington Credit Facility for a total cost of approximately $1.1 million.

Cash Distribution Declaration

On March 28, 2024, our board of directors declared a daily distribution rate of approximately $0.001693 per day per share on the outstanding shares of common stock payable to Class A, Class T, Class W, Class P, Class Y and Class Z stockholders of record of such shares as shown on our books at the close of business on each day of the period commencing on April 1, 2024 and ending June 30, 2024. In connection with this distribution, for the stockholders of Class T and Class Y shares, after the stockholder servicing fee is paid, approximately $0.001439 per day will be paid per Class T and Class Y share and for the stockholders of Class W and Class Z shares, after the dealer manager servicing fee is paid, approximately $0.001566 per day will be paid per Class W and Class Z share. Such distributions payable to each stockholder of record during a month will be paid the following month.

Offering Status

On February 1, 2024, our board of directors approved an extension of our public offering to March 17, 2025, as permitted under applicable SEC rules. We may continue to sell Class Y shares and Class Z shares in our public offering until the third anniversary of the effective date of our public offering, March 17, 2025, unless further extended by our board of directors under applicable law. We also reserve the right to terminate our public offering at any time.

As of March 25, 2024, in connection with our offerings we have issued approximately 11.2 million Class P shares for gross offering proceeds of approximately $106.5 million, approximately 3.4 million Class A shares for gross offering proceeds of approximately $34.2 million, approximately 5.3 million Class T shares for gross offering proceeds of approximately $52.8 million, approximately 0.7 million Class W shares for gross offering proceeds of approximately $6.5 million, approximately 1.4 million Class Y shares for gross offering proceeds of approximately $13.4 million and approximately 0.1 million Class Z shares for gross offering proceeds of approximately $1.1 million.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

SCHEDULE III

DECEMBER 31, 2023

		Initial Cost to Company						Gross Carrying Amount at December 31, 2023
Description	ST	Encumbrance(2)	Land	Building and Improvements	Total	Cost Capitalized Subsequent to acquisition		Land	Building and Improvements	Total(1)	Accumulated Depreciation	Construction in process	Date of Construction	Date Acquired
Phoenix	AZ	$8,800,000	$2,171,375	$13,783,862	$15,955,237	$152,456		$2,171,375	$13,936,318	$16,107,693	$(1,237,513)	$207,522	2020	5/1/2021
Las Vegas	NV	4,764,241	1,468,351	6,541,089	8,009,440	129,771		1,468,352	6,670,860	8,139,212	(622,413)	—	2020	6/1/2021
Surprise	AZ	7,425,000	1,742,097	11,324,006	13,066,103	186,842		1,742,097	11,510,848	13,252,945	(902,740)	134,379	2017	8/26/2021
Phoenix II	AZ	6,160,000	806,933	10,333,050	11,139,983	169,022		806,933	10,502,072	11,309,005	(679,376)	234,193	2021	11/30/2021
Bradenton	FL	8,607,500	2,293,357	13,212,166	15,505,523	211,611		2,293,357	13,423,777	15,717,134	(833,999)	—	2020	12/30/2021
Apopka	FL	6,070,000	2,329,786	9,125,103	11,454,889	324,440		2,329,786	9,449,543	11,779,329	(606,913)	1,990,727	2021	12/30/2021
Vancouver	WA	13,750,000	1,422,900	23,189,404	24,612,304	298,366		1,422,900	23,487,770	24,910,670	(1,211,917)	—	2020	3/29/2022
Portland	OR	8,250,000	4,298,103	10,618,441	14,916,544	273,130		4,298,103	10,891,571	15,189,674	(584,501)	—	1975 / 2020	3/31/2022
Newark	DE	10,809,000	2,167,103	17,837,346	20,004,449	396,453		2,167,103	18,233,799	20,400,902	(927,495)	—	2021	4/26/2022
Levittown	PA	11,550,000	3,495,978	17,668,979	21,164,957	149,688		3,495,978	17,818,667	21,314,645	(923,189)	253,692	2021	4/26/2022
Chandler	AZ	13,670,000	4,795,960	20,555,792	25,351,752	283,604		4,795,960	20,839,396	25,635,356	(1,226,600)	3,180	1996 / 2022	5/17/2022
St. Johns	FL	6,737,500	3,708,927	10,458,678	14,167,605	323,395		3,708,927	10,782,073	14,491,000	(521,731)	—	2006 / 2007	7/8/2022
Burlington	ONT	11,823,653	10,638,348	15,548,407	26,186,755	601,915	(3)	10,873,314	16,150,322	27,023,636	(703,186)	34,052	1979 / 2001	9/20/2022
Oxford	FL	5,745,000	1,311,463	9,406,248	10,717,711	509,976		1,311,463	9,916,224	11,227,687	(467,872)	—	2001	9/21/2022
Cambridge	ONT	11,348,205	7,537,977	19,075,728	26,613,705	710,327	(3)	7,704,466	19,786,055	27,490,521	(742,245)	—	1965 / 2019	12/20/2022
Edmonton	AB	6,641,612	910,770	10,287,301	11,198,071	99,141	(3)	919,548	10,386,442	11,305,990	(282,972)	82,389	1955 / 2022	1/31/2023
North York	ONT	18,857,500	14,498,382	24,808,502	39,306,884	291,340	(3)	14,638,106	25,099,842	39,737,948	(730,430)	23,869	1986 / 2020	1/31/2023
Bradenton II	FL	—	1,390,987	—	1,390,987	—		1,390,987	—	1,390,987	—	—	N/A	2/16/2023
Etobicoke	ONT	—	1,749,931	—	1,749,931	—		1,808,282	—	1,808,282	—	989,303	N/A	3/27/2023
Vancouver	BC	16,311,738	5,598,559	27,315,073	32,913,632	672,050	(3)	5,735,425	27,987,123	33,722,548	(533,575)	117,188	2022	5/4/2023
Mississauga	ONT	18,555,780	11,551,853	19,595,103	31,146,956	(14,719)	(3)	11,509,131	19,580,384	31,089,515	(312,369)	—	1960 / 2016	6/19/2023
Mississauga II	ONT	20,728,164	5,881,560	29,818,866	35,700,426	21,422	(3)	5,859,809	29,840,288	35,700,097	(470,193)	—	2022	6/19/2023
Burlington II	ONT	11,767,080	9,663,636	9,236,614	18,900,250	5,116	(3)	9,627,896	9,241,730	18,869,626	(155,311)	2,291,756	1982 / 2020	6/19/2023
Toronto	ONT	22,629,000	4,064,015	34,925,565	38,989,580	(64,511)	(3)	4,048,984	34,861,054	38,910,038	(537,012)	—	2018	6/19/2023
Hamilton	ONT	5,521,476	2,065,522	7,202,860	9,268,382	31,190	(3)	2,057,883	7,234,050	9,291,933	(120,291)	9,308	1900 / 2020	6/19/2023
Woodbridge	ONT	16,745,460	7,299,353	20,977,259	28,276,612	(72,604)	(3)	7,285,857	20,904,655	28,190,512	(326,494)	80,074	2017	6/19/2023
Total		$273,267,909	$114,863,226	$392,845,442	$507,708,668	$5,689,421		$115,472,022	$398,534,863	$514,006,885	$(15,660,337)	$6,451,632

1.
The aggregate cost of real estate for United States federal income tax purposes is $525,370,569.
2.
Excludes unsecured corporate debt.
3.
The change in cost at these self storage facilities are the net of the impact of foreign exchange rate changes and any actual additions.

S-1

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

SCHEDULE III

DECEMBER 31, 2023

The following summarizes the activity in real estate facilities during the year ended December 31, 2023 and 2022.

	2023	2022
Real estate facilities
Balance at beginning of year	$260,839,091	$75,356,725
Facility acquisitions	248,841,711	184,044,871
Improvements and additions	2,395,408	1,746,584
Impact of foreign exchange rate changes	1,930,675	(309,089)
Balance at end of year	$514,006,885	$260,839,091
Accumulated depreciation
Balance at beginning of year	$(5,093,282)	$(597,090)
Depreciation expense	(10,493,167)	(4,498,700)
Impact of foreign exchange rate changes	(73,888)	2,508
Balance at end of year	$(15,660,337)	$(5,093,282)
Construction in process	$6,451,632	$347,308
Real estate facilities, net	$504,798,180	$256,093,117

S-2