Form 10-Q
period 2024-03-31
Strategic Storage Trust VI, Inc.
filed 2024-05-13
CIK 1852575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 6, 2024, there were 11,125,639 outstanding shares of Class P common stock, 3,353,263 outstanding shares of Class A common stock, 5,311,064 outstanding shares of Class T common stock, 694,335 outstanding shares of Class W common stock, 1,725,487 outstanding shares of Class Y common stock, and 143,787 outstanding shares of Class Z common stock of the registrant.

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

For further information regarding risks and uncertainties associated with our business, and important factors that could cause our actual results to vary materially from those expressed or implied in such forward-looking statements, please refer to the factors listed and described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Risk Factors” sections of the documents we file from time to time with the SEC, including, but not limited to, our Annual Report on Form 10-K for the year ended December 31, 2023 and in our Registration Statement on Form S-11 (SEC Registration No. 333-256598), as amended, each as filed with the SEC, as supplemented by the risk factors included in Part II, Item 1A of this Form 10-Q.

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

The accompanying consolidated financial statements should be read in conjunction with the notes to our consolidated financial statements included in this report on Form 10-Q. The accompanying consolidated financial statements should also be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023. Our results of operations for the three months ended March 31, 2024 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2024 (Unaudited)	December 31, 2023
ASSETS
Real estate facilities:
Land	$113,731,490	$115,472,022
Buildings	380,954,829	384,707,258
Site improvements	13,699,566	13,827,605
	508,385,885	514,006,885
Accumulated depreciation	(18,702,917)	(15,660,337)
	489,682,968	498,346,548
Construction in process	7,289,602	6,451,632
Real estate facilities, net	496,972,570	504,798,180
Cash and cash equivalents	6,761,066	9,007,938
Restricted cash	13,363,686	16,700,133
Investments in unconsolidated real estate ventures (Note 4)	23,374,365	16,975,681
Other assets, net	11,801,975	10,307,443
Intangible assets, net of accumulated amortization	2,027,004	3,127,231
Total assets	$554,300,666	$560,916,606
LIABILITIES, TEMPORARY EQUITY AND EQUITY
Debt, net	$282,980,231	$286,484,421
Accounts payable and accrued liabilities	11,306,457	11,884,545
Distributions payable	4,294,741	4,203,032
Due to affiliates	9,284,486	5,933,969
Total liabilities	307,865,915	308,505,967
Commitments and contingencies (Note 9)
Redeemable common stock	7,246,780	6,727,982
Series B Convertible Preferred Stock, $0.001 par value; 150,000 shares authorized; 150,000 and 150,000 issued and outstanding at March 31, 2024 and December 31, 2023, respectively, with aggregate liquidation preferences of $153,166,042 and 153,131,250 at March 31, 2024 and December 31, 2023, respectively	148,599,723	148,599,723
Equity:
Strategic Storage Trust VI, Inc.:
Preferred Stock, $0.001 par value; 200,000,000 shares authorized; 0 issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Class P Common stock, $0.001 par value; 30,000,000 shares authorized; 11,169,453 and 11,100,444 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	11,169	11,100
Class A Common stock, $0.001 par value; 230,000,000 shares authorized; 3,362,183 and 3,339,780 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	3,362	3,340
Class T Common stock, $0.001 par value; 100,000,000 shares authorized; 5,314,552 and 5,289,743 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	5,315	5,290
Class W Common stock, $0.001 par value; 70,000,000 shares authorized; 692,631 and 687,653 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	693	688
Class Y Common stock, $0.001 par value; 200,000,000 shares authorized; 1,441,788 and 382,656 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	1,442	383
Class Z Common stock, $0.001 par value; 70,000,000 shares authorized; 120,949 and 36,559 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	121	37
Additional paid-in capital	183,921,204	174,586,716
Distributions	(21,752,353)	(18,590,483)
Accumulated deficit	(76,018,414)	(64,094,793)
Accumulated other comprehensive income (loss)	(324,652)	449,185
Total Strategic Storage Trust VI, Inc. equity	85,847,887	92,371,463
Noncontrolling interests in our Operating Partnership	1,183,352	1,514,388
Noncontrolling Series C Subordinated Units in our Operating Partnership	3,557,009	3,197,083
Total noncontrolling interest	4,740,361	4,711,471
Total equity	90,588,248	97,082,934
Total liabilities, temporary equity and equity	$554,300,666	$560,916,606

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
Revenues:
Self storage rental revenue	$6,577,587	$3,887,427
Ancillary operating revenue	39,324	32,175
Total revenues	6,616,911	3,919,602
Operating expenses:
Property operating expenses	2,928,714	1,801,181
Property operating expenses – affiliates	1,280,595	823,344
General and administrative	1,554,738	882,331
Depreciation	3,175,232	1,933,531
Intangible amortization expense	1,039,598	877,534
Acquisition expense – affiliates	178,423	138,172
Other property acquisition expenses	54,041	101,806
Total operating expenses	10,211,341	6,557,899
Operating loss	(3,594,430)	(2,638,297)
Other income (expense):
Interest expense	(4,710,295)	(3,125,188)
Interest expense – debt issuance costs	(276,258)	(208,543)
Derivative fair value adjustment	1,616,316	—
Other	187,818	5,382
Foreign currency adjustment	(2,206,103)	(468,154)
Net loss	(8,982,952)	(6,434,800)
Less: Distributions to preferred unitholders in our Operating Partnership	—	(177,917)
Less: Distributions to preferred stockholders	(3,166,042)	—
Less: Accretion of preferred equity costs	—	(15,848)
Net loss attributable to the noncontrolling interests in our Operating Partnership	225,373	208,425
Net loss attributable to Strategic Storage Trust VI, Inc. common stockholders	$(11,923,621)	$(6,420,140)
Net loss per Class P share—basic and diluted	$(0.55)	$(0.38)
Net loss per Class A share—basic and diluted	$(0.55)	$(0.38)
Net loss per Class T share—basic and diluted	$(0.55)	$(0.38)
Net loss per Class W share—basic and diluted	$(0.55)	$(0.38)
Net loss per Class Y share—basic and diluted	$(0.55)	$—
Net loss per Class Z share—basic and diluted	$(0.55)	$—
Weighted average Class P shares outstanding—basic and diluted	11,137,137	10,880,524
Weighted average Class A shares outstanding—basic and diluted	3,351,907	2,141,323
Weighted average Class T shares outstanding—basic and diluted	5,302,182	3,598,879
Weighted average Class W shares outstanding—basic and diluted	690,352	314,596
Weighted average Class Y shares outstanding—basic and diluted	940,270	—
Weighted average Class Z shares outstanding—basic and diluted	86,161	—

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
Net loss	$(8,982,952)	$(6,434,800)
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,550,882)	(437,759)
Foreign currency hedge contract	(21,170)	—
Interest rate hedge contract	777,342	(158,353)
Other comprehensive loss	(794,710)	(596,112)
Comprehensive loss	(9,777,662)	(7,030,912)
Comprehensive loss attributable to noncontrolling interests:
Comprehensive loss attributable to the noncontrolling interests in our Operating Partnership	246,246	227,324
Comprehensive loss attributable to Strategic Storage Trust VI, Inc. stockholders	$(9,531,416)	$(6,803,588)

See notes to consolidated financial statements.

Strategic Storage Trust VI, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND TEMPORARY EQUITY

(UNAUDITED)

	Common Stock													Noncontrolling Interest
	Class P		Class A		Class T		Class W							in our Operating Partnership
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Strategic Storage Trust VI, Inc. Equity	Noncontrolling Interests	Total Equity	Redeemable Common Stock	Preferred Equity in our Operating Partnership
Balance as of December 31, 2022	10,841,745	$10,842	1,766,539	$1,767	3,015,798	$3,016	248,369	$248	$134,820,961	$(7,793,929)	$(16,727,700)	$(61,416)	$110,253,789	$2,807,481	$113,061,270	$2,873,848	$—
Gross proceeds from issuance of common stock	—	—	294,558	294	673,565	674	140,638	141	11,096,021	—	—	—	11,097,130	—	11,097,130	—	—
Offering costs	—	—	—	—	—	—	—	—	(1,316,106)	—	—	—	(1,316,106)	—	(1,316,106)	—	—
Reimbursement of offering cost by Advisor	—	—	—	—	—	—	—	—	13,220	—	—	—	13,220	—	13,220	—	—
Changes to redeemable common stock	—	—	—	—	—	—	—	—	(974,931)	—	—	—	(974,931)	—	(974,931)	974,931	—
Distributions ($0.15 per share)	—	—	—	—	—	—	—	—	—	(2,430,525)	—	—	(2,430,525)	—	(2,430,525)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	(84,089)	(84,089)	—	—
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(177,917)
Issuance of shares for distribution reinvestment plan	73,145	73	10,180	10	16,868	16	2,123	2	974,830	—	—	—	974,931	—	974,931	—	—
Stock based compensation expense	—	—	—	—	—	—	—	—	4,842	—	—	—	4,842	—	4,842	—	—
Gross proceeds from issuance of preferred equity in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	15,000,000
Preferred equity issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(189,920)
Accretion of preferred equity issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	15,848
Net loss attributable to Strategic Storage Trust VI, Inc.	—	—	—	—	—	—	—	—	—	—	(6,420,140)	—	(6,420,140)	—	(6,420,140)	—	177,917
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	(208,425)	(208,425)	—	—
Interest rate hedge contracts	—	—	—	—	—	—	—	—	—	—	—	(153,361)	(153,361)	(4,992)	(158,353)	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(423,852)	(423,852)	(13,907)	(437,759)	—	—
Balance as of March 31, 2023	10,914,890	$10,915	2,071,277	$2,071	3,706,231	$3,706	391,130	$391	$144,618,837	$(10,224,454)	$(23,147,840)	$(638,629)	$110,624,997	$2,496,068	$113,121,065	$3,848,779	$14,825,928

See notes to consolidated financial statements.

Strategic Storage Trust VI, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND TEMPORARY EQUITY (CONTINUED)

(UNAUDITED)

	Common Stock																	Noncontrolling Interest
	Class P		Class A		Class T		Class W		Class Y		Class Z							in our Operating Partnership
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Strategic Storage Trust VI, Inc. Equity	Noncontrolling Interests	Series C Subordinated Units	Total Equity	Redeemable Common Stock	Preferred Stock
Balance as of December 31, 2023	11,100,444	$11,100	3,339,780	$3,340	5,289,743	$5,290	687,653	$688	382,656	$383	36,559	$37	$174,586,716	$(18,590,483)	$(64,094,793)	$449,185	$92,371,463	$1,514,388	$3,197,083	$97,082,934	$6,727,982	$148,599,723
Gross proceeds from issuance of common stock	—	—	—	—	—	—	—	—	1,054,322	1,054	83,978	84	10,585,055	—	—	—	10,586,193	—	—	10,586,193	—	—
Offering costs	—	—	—	—	—	—	—	—	—	—	—	—	(1,258,498)	—	—	—	(1,258,498)	—	—	(1,258,498)	—	—
Changes to redeemable common stock	—	—	—	—	—	—	—	—	—	—	—	—	(1,303,340)	—	—	—	(1,303,340)	—	—	(1,303,340)	1,303,340	—
Redemption of common stock	(5,494)	(5)	—	—	(8,217)	(8)	—	—	—	—	—	—	—	—	—	—	(13)	—	—	(13)	(784,542)	—
Distributions ($0.16 per share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,161,870)	—	—	(3,161,870)	—	—	(3,161,870)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(84,790)	—	(84,790)	—	—
Distributions to preferred shareholders	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,166,042)
Issuance of shares for distribution reinvestment plan (DRP)	74,503	74	22,403	22	33,026	33	4,978	5	4,810	5	412	—	1,303,201	—	—	—	1,303,340	—	—	1,303,340	—	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	8,070	—	—	—	8,070	—	—	8,070	—	—
Issuance of Series C Subordinated Units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	359,926	359,926	—	—
Net loss attributable to Strategic Storage Trust VI, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(11,923,621)	—	(11,923,621)	—	—	(11,923,621)	—	3,166,042
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(225,373)	—	(225,373)	—	—
Interest rate hedge contracts	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	758,374	758,374	18,968	—	777,342	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,511,559)	(1,511,559)	(39,323)	—	(1,550,882)	—	—
Foreign currency hedge contract	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(20,652)	(20,652)	(518)	—	(21,170)	—	—
Balance as of March 31, 2024	11,169,453	$11,169	3,362,183	$3,362	5,314,552	$5,315	692,631	$693	1,441,788	$1,442	120,949	$121	$183,921,204	$(21,752,353)	$(76,018,414)	$(324,652)	$85,847,887	$1,183,352	$3,557,009	$90,588,248	$7,246,780	$148,599,723

See notes to consolidated financial statements.

STrategic Storage Trust VI, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(8,982,952)	$(6,434,800)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	4,214,830	2,811,065
Amortization of debt issuance costs	276,258	208,543
Stock based compensation expense related to issuance of restricted stock	8,070	4,842
Accretion of preferred equity costs	—	15,848
Unrealized derivative gain	87,000	—
Derivative fair value adjustment	(951,943)	—
Unrealized foreign currency adjustment	2,206,103	468,154
Changes in operating assets and liabilities:
Other assets, net	(66,166)	(18,324)
Purchase of interest rate derivative	(711,000)	—
Accounts payable and accrued liabilities	(213,380)	(439,667)
Due to affiliates	3,347,491	1,727,150
Net cash used in operating activities	(785,689)	(1,657,189)
Cash flows from investing activities:
Purchase of real estate facilities	—	(51,910,735)
Additions to real estate facilities	(2,253,847)	(919,043)
Investments in unconsolidated real estate ventures	(6,449,918)	(2,264,568)
Net cash used in investing activities	(8,703,765)	(55,094,346)
Cash flows from financing activities:
Proceeds from issuance of secured debt	—	33,677,500
Scheduled principal payments of secured debt	(385,375)	(122,018)
Prepaid debt issuance costs	—	(36,770)
Debt issuance costs	—	(88,319)
Gross proceeds from issuance of common stock	10,586,181	11,006,130
Offering costs	(1,035,663)	(1,086,148)
Proceeds from issuance of preferred equity in our Operating Partnership	—	15,000,000
Preferred equity in our Operating Partnership issuance costs	—	(189,920)
Proceeds from issuance of Series C Units	359,926	—
Redemption of common stock	(118,560)	—
Distributions paid to common stockholders	(1,801,202)	(1,396,733)
Distributions paid to noncontrolling interest in our Operating Partnership	(84,870)	(84,089)
Distributions paid to preferred stockholders	(3,131,250)	—
Distributions paid to preferred unitholders in our Operating Partnership	—	(87,500)
Net cash provided by financing activities	4,389,187	56,592,133
Impact of foreign exchange rate changes on cash and restricted cash	(483,052)	(683,798)
Net change in cash, cash equivalents and restricted cash	(5,583,319)	(843,200)
Cash, cash equivalents and restricted cash, beginning of year	25,708,071	7,791,544
Cash, cash equivalents and restricted cash, end of year	$20,124,752	$6,948,344

STrategic Storage Trust VI, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

Supplemental disclosures and non-cash transactions:
Cash paid for interest, net of amounts capitalized	$4,220,435	$2,249,913
Real estate facilities in due to affiliates	$—	$2,198,424
Deposits applied to investments in unconsolidated real estate ventures	$333,765	$382,819
Debt issuance costs in due to affiliates	$—	$150,000
Debt issuance costs in accounts payable and accrued liabilities	$—	$10,888
Proceeds from issuance of common stock in accounts payable and accrued liabilities	$—	$(120,000)
Offering costs included in accounts payable and accrued liabilities	$222,836	$216,738
Interest rate swap contract in other assets	$663,978	$—
Interest rate swap contracts in accounts payable and accrued liabilities	$147,121	$31,489
Issuance of shares pursuant to distribution reinvestment plan	$1,303,340	$974,931
Distributions payable to common and preferred stockholders	$4,265,856	$857,816
Distributions payable to noncontrolling interests in our Operating Partnership	$28,885	$28,964
Distributions payable to Preferred unitholders	$—	$90,417
Real estate and construction in process in accounts payable and accrued liabilities	$384,198	$4,529
Purchase of interest rate derivative in accounts payable and accrued liabilities	$415,000	$—
Redemption of common stock in accounts payable and accrued liabilities	$784,542	$—
Deposits applied to acquisition of real estate	$—	$220,000

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

We have no employees. Our Advisor, a Delaware limited liability company, was formed on October 7, 2020. Our Advisor is responsible for managing our affairs on a day-to-day basis and identifying and making acquisitions and investments on our behalf under the terms of an advisory agreement we entered into with our Advisor on February 26, 2021 (our “Private Offering Advisory Agreement”), which was amended and restated on March 17, 2022 (our “Advisory Agreement”). A majority of our officers are also officers of our Advisor, Sponsor and SmartStop.

On January 15, 2021, our Advisor purchased approximately 110 shares of our common stock for $1,000 and became our initial stockholder. Our Articles of Incorporation authorized 30,000 shares of common stock with a par value of $0.001 per share. Our Articles of Amendment and Restatement (our “Charter”) authorized 700,000,000 shares of common stock with a par value of $0.001 per share and 200,000,000 shares of preferred stock with a par value of $0.001 per share. On February 26, 2021, pursuant to a confidential private placement memorandum (the “private placement memorandum”), we commenced a private offering of up to $200,000,000 in shares of our common stock and $20,000,000 in shares of common stock pursuant to our distribution reinvestment plan (the “Private Offering”). On March 10, 2021, we commenced formal operations.

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

On October 4, 2023, we filed a Post-Effective Amendment to our Registration Statement to register two new classes of common stock (Class Y shares and Class Z shares) with the SEC. On November 1, 2023, the Post-Effective Amendment to our Registration Statement became effective with the SEC. Also, on November 1, 2023, we filed articles supplementary to our Charter which reclassified 200,000,000 Class T shares as Class Y shares and 70,000,000 Class A shares as Class Z shares. Effective as of November 1, 2023, we are offering Class Y shares and Class Z shares in our Primary Offering for $9.30 per share and are offering Class A shares, Class T shares, Class W shares, Class Y shares and Class Z shares pursuant to our distribution reinvestment plan for $9.30 per share (collectively, the “Public Offering”). We are also continuing to offer Class P shares pursuant to our distribution reinvestment plan in our Private Offering.

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

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

Pursuant to a Sponsor Funding Agreement (as defined in Note 2 - Summary of Significant Accounting Policies), our Sponsor has agreed to fund the payment of (i) the upfront 3% sales commission for the sale of Class Y shares, (ii) the upfront 3% dealer manager fee for the Class Y shares, and (iii) the estimated 1% organization and offering expenses for the sale of Class Y shares and Class Z shares. In November 2023 our Sponsor agreed to reimburse the Company in cash to cover the dilution from the one-time stock dividend described below. In consideration for our Sponsor providing the funding for the front-end sales load and the cash to cover the dilution from the stock dividend, Strategic Storage Operating Partnership VI, L.P., a Delaware limited partnership (our “Operating Partnership”), shall issue Series C Subordinated Convertible Units (“Series C Units”) to our Sponsor equal to the dollar amount of such funding divided by the then-current offering price (initially $9.30 per share) for the Class Y shares and Class Z shares sold in the Public Offering. The Series C Units shall initially have no distribution, voting or other rights to participate in our Operating Partnership unless and until such Series C Units are converted into Class A Units of our Operating Partnership. The Series C Units shall automatically convert into Class A Units on a one-to-one basis upon our disclosure of an estimated net asset value per share equal to at least $10.00 per share for each of the Class A, Class P, Class T, Class W, Class Y, and Class Z shares calculated net of the value of Series C Units to be converted.

On November 1, 2023, the Company’s board of directors declared to holders of record of Class A shares, Class T shares and Class W shares, respectively, as of November 15, 2023 (a) a one-time stock dividend of 0.11075 Class A shares per Class A share outstanding, (b) a one-time stock dividend of 0.07526 Class T shares per Class T share outstanding, and (c) a one-time stock dividend of 0.01075 Class W shares per Class W share outstanding. These stock dividends were issued to provide such stockholders who purchased Class A shares, Class T shares, or Class W shares in the Public Offering the same number of shares of the applicable class as they would have received if they purchased their shares at a price of $9.30 per share, the offering price of Class Y shares and Class Z shares in the Public Offering. All per share amounts presented herein have been retroactively adjusted to reflect the impact of the one-time stock dividend.

Prior to the termination of our Private Offering, approximately 10.6 million shares of Class P common stock were sold for gross offering proceeds of approximately $100.7 million. As of March 31, 2024, approximately 2.9 million Class A shares, approximately 4.8 million Class T shares, approximately 0.7 million Class W shares, approximately 1.4 million Class Y shares and approximately 0.1 million Class Z shares had been sold in the Public Offering for gross offering proceeds of approximately $30.3 million, approximately $48.1 million, approximately $6.3 million, approximately $13.4 million and approximately $1.1 million, respectively. Through our distribution reinvestment plan, we have issued approximately 0.6 million Class P shares, approximately 88,000 Class A shares, approximately 145,500 Class T shares, approximately 21,000 Class W shares, approximately 5,000 Class Y shares and approximately 500 Class Z shares for gross proceeds of approximately $8.6 million.

We have invested the net proceeds from our Private Offering and Public Offering primarily in self storage facilities consisting of both income-producing and growth properties located in the United States and Canada. As of March 31, 2024, we owned 24 operating self storage properties located in seven states (Arizona, Delaware, Florida, Nevada, Oregon, Pennsylvania and Washington) and three Canadian provinces (Alberta, British Columbia and Ontario) and two development properties in Florida and Ontario. For more information, see Note 3 - Real Estate Facilities.

As of March 31, 2024, we owned 50% equity interests in five unconsolidated real estate ventures in two Canadian provinces (Ontario and Quebec) that are intended to be developed into self storage facilities, with subsidiaries of SmartCentres Real Estate Investment Trust (“SmartCentres”) owning the other 50% of such entities. For more information, see Note 4 - Investment in Unconsolidated Real Estate Ventures.

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

On March 10, 2021, SmartStop OP, L.P. (“SmartStop OP”), an affiliate of our Sponsor and the operating partnership of SmartStop, contributed $5.0 million to our Operating Partnership, in exchange for 549,451 units of limited partnership interest in our Operating Partnership (the “OP Investment”). The OP Investment was made net of sales commissions and

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

dealer manager fees, but without giving effect to the early investor discounts available to purchasers of shares in the Private Offering. At the effective time of the OP Investment, SmartStop OP was admitted as a limited partner to our Operating Partnership. As of March 31, 2024, we owned approximately 98% of the common units of limited partnership interest of our Operating Partnership. The remaining approximately 2% of the common units are owned by SmartStop OP.

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

Our dealer manager is Pacific Oak Capital Markets, LLC, a Delaware limited liability company (our “Dealer Manager”). On February 26, 2021, we entered into a dealer manager agreement with our Dealer Manager (the “Private Offering Dealer Manager Agreement”), pursuant to which our Dealer Manager was responsible for marketing our shares being offered pursuant to the Private Offering. In connection with our Public Offering, we entered into a dealer manager agreement with our Dealer Manager, pursuant to which our Dealer Manager is responsible for marketing our shares being offered pursuant to our Primary Offering (as amended, the “Dealer Manager Agreement”). An affiliate of our Dealer Manager owns a 10% non-voting economic interest in our Advisor.

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

As of March 31, 2024, we had not entered into any other contracts/interests that would be deemed to be variable interests in VIEs other than our joint ventures with SmartCentres, which are accounted for under the equity method of accounting. Please see Note 4 - Investments in Unconsolidated Real Estate Ventures. Other than the entities noted above, we do not currently have any material relationships with unconsolidated entities or financial partnerships.

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

The value of the tangible assets, consisting of land and buildings, is determined as if vacant. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. We recorded approximately $0 and $0.7 million in intangible assets to recognize the value of in-place leases related to our acquisitions during the three months ended March 31, 2024 and 2023, respectively. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent.

Allocation of purchase price to acquisitions of facilities are allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available.

Acquisitions that do not meet the definition of a business, as defined under current GAAP, are accounted for as asset acquisitions. During the three months ended March 31, 2024 there were no property acquisitions. During the three months ended March, 31 2023, our acquisitions did not meet the definition of a business because substantially all of the fair value was concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) or because the acquisition did not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. As a result, once an acquisition is deemed probable, transaction costs are capitalized rather than expensed. During the three months ended March 31, 2024 there were no property acquisitions. During the three months ended March 31, 2023, our acquisitions did not meet the definition of a business, and we capitalized approximately $2.5 million, of acquisition-related transaction costs.

During the each of the three months ended March 31, 2024 and 2023, we expensed approximately $0.2 million of acquisition-related transaction costs that did not meet our capitalization policy.

Evaluation of Possible Impairment of Long-Lived Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets, including those held through joint ventures, may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. For the three months ended March 31, 2024 and 2023, no impairment losses were recognized.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

Advertising Costs

Advertising costs are included in property operating expenses and general and administrative expenses, depending on the nature of the expense, in the accompanying consolidated statements of operations. These costs are expensed in the period in which the cost is incurred. The Company incurred advertising costs of approximately $0.6 million and $0.5 million for the three months ended March 31, 2024 and 2023, respectively

Revenue Recognition

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

Sponsor Funding Agreement

On November 1, 2023, the Company entered into a sponsor funding agreement (the “Sponsor Funding Agreement”) by and among the Company, our Operating Partnership and our Sponsor pursuant to which the Sponsor has agreed to fund the payment of (i) the upfront 3% sales commission for the sale of Class Y shares, (ii) the upfront 3% dealer manager fee for the Class Y shares, and (iii) the estimated 1% organization and offering expenses for the sale of Class Y shares and Class Z shares. In addition, the Sponsor reimbursed the Company in cash to cover the dilution from the one-time stock dividend described below. The Sponsor Funding Agreement will terminate immediately upon the date that the Company ceases to offer Class Y shares and Class Z shares in the Public Offering.

In consideration for the Sponsor providing the funding for the front-end sales load described above and the cash to cover the dilution from the stock dividend, the Operating Partnership will issue a number of Series C Units to the Sponsor equal to the dollar amount of such funding divided by the then-current offering price (initially $9.30 per share) for the Class Y shares and Class Z shares sold in the Public Offering. Pursuant to the Sponsor Funding Agreement, the Sponsor shall reimburse the Company monthly within 30 days after the end of each calendar month for the applicable front-end sales load it agreed to fund, and the Operating Partnership shall issue the Series C Units on a monthly basis, effective as of the respective funding date. The Series C Units convert into Class A Units of our Operating Partnership if the estimated net asset value exceeds $10.00 per share. Such conversion is limited such that the dilution caused by the conversion may not reduce the diluted estimated net asset value below $10.00 per share.

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

Balance at December 31, 2023	$3,372,686
Total consideration received	383,921
Reduction of Property operating expense - affiliates	(171,819)
Balance at March 31, 2024	$3,584,788

Allowance for Doubtful Accounts

Tenant accounts receivable is reported net of an allowance for doubtful accounts. Management records a general reserve estimate based upon a review of the current status of tenant accounts receivable. It is reasonably possible that management’s estimate of the allowance will change in the future. As of March 31, 2024 and December 31, 2023, approximately $25,000 was recorded to allowance for doubtful accounts, and are included within other assets in the accompanying consolidated balance sheets.

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

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place leases. We are amortizing in-place leases on a straight-line basis over 18 months, the estimated average rental period for the leases. As of March 31, 2024, the gross amounts allocated to in-place lease intangibles were approximately $9.9 million and accumulated amortization of in-place lease intangibles totaled approximately $7.9 million. As of December 31, 2023, the gross amounts allocated to in-place lease intangibles were approximately $10.0 million and accumulated amortization of in-place lease intangibles totaled approximately $6.9 million.

The total estimated future amortization expense of intangible assets for the year ending December 31, 2024 is approximately $2.0 million. The weighted-average amortization period on our remaining intangible assets with a net book value of approximately $2.0 million was approximately 0.7 years as of March 31, 2024.

Debt Issuance Costs

The net carrying value of costs incurred in connection with obtaining non revolving debt are presented on the consolidated balance sheets as a reduction of the related debt. Debt issuance costs are amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of March 31, 2024 and December 31, 2023, accumulated amortization of debt issuance costs related to non revolving debt totaled approximately $1.1 million and $0.8 million, respectively. For the three months ended March 31, 2024 and 2023, we expensed approximately $0.3 million and $0.2 million, respectively, in debt issuance cost.

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

In addition, current accounting guidance requires, among other things, that financial instruments that represent a mandatory obligation of us to repurchase shares be classified as liabilities and reported at settlement value. For the three months ended March 31, 2024 and 2023, we received redemption requests totaling approximately $0.8 million and $0, respectively. The redemption requests were included in accounts payable and accrued liabilities as of March 31, 2024, and fulfilled in April 2024.

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

On May 2, 2023, the Preferred Investor waived the two year lock out clause on redemptions, and the Operating Partnership redeemed all $15 million in Preferred Units and unpaid preferred distributions.

Preferred Equity

We classify our Series B Convertible Preferred Stock (as defined in Note 7 – Preferred Equity) on our consolidated balance sheets using the guidance in ASC 480-10-S99. The Series B Convertible Preferred Stock can be redeemed at our option on or after the third anniversary of its issuance. Additionally, the holder can elect to redeem if any of the following events outside our control occur: (i) change of control; (ii) a breach of protective provisions; (iii) upon the occurrence of monetary and other material defaults under secured property debt; and (iv) if we do not maintain our REIT status. As the shares are contingently redeemable, and under certain circumstances not solely within our control, we have classified our Series B Convertible Preferred Stock as temporary equity.

We have analyzed whether the conversion features in our Series B Convertible Preferred Stock should be bifurcated under the guidance in ASC 815-10 and have determined that bifurcation is not necessary.

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

The Series C Units (categorized within Level 3 of the fair value hierarchy) issued in connection with the Sponsor Funding Agreement are measured at fair value when issued. The fair value of these units was determined using a valuation model which considered the following key assumptions: our projected distribution rate, implied share price volatility, risk free interest rate, estimated net asset value and the estimated effective life of the Series C Units.

The carrying amounts of cash and cash equivalents, restricted cash, other assets, variable-rate debt, accounts payable and accrued liabilities, distributions payable and amounts due to affiliates approximate fair value (categorized within Level 1 of the fair value hierarchy).

The table below summarizes our fixed rate notes payable at March 31, 2024 and December 31, 2023. The estimated fair value of financial instruments is subjective in nature and are dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of our fixed and variable rate notes payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. These assumptions are considered level 2 inputs within the fair value hierarchy. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. As of March 31, 2024 and December 31, 2023, we believe the fair value of our variable rate debt are reasonably estimated at their notional amounts as there have been minimal changes to the fixed spread portion of interest rates for similar loans observed in the market, and as the variable portion of our interest rates fluctuate with the associated market indices.

	March 31, 2024		December 31, 2023
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Secured Debt	$4,700,000	$4,736,823	$4,600,000	$4,764,241

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

As of March 31, 2024, we held interest rate cash flow hedges and foreign currency net investment hedges to hedge our interest rate and foreign currency exposure (See Notes 5 – Debt and 6 – Derivative Instruments). The valuation of these instruments was determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. The analyses reflect the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including interest rate curves, foreign exchange rates and implied volatilities as applicable. The fair value of the interest rate swaps and cap agreements were determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash payments. Our fair values of our net investment hedges are based primarily on the change in the spot rate at the end of the period as compared with the strike price at inception.

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

Although we had determined that the majority of the inputs used to value our derivatives were within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilized Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, through March 31, 2024, we had assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustment was not significant to the overall valuation of our derivative. As a result, we determined that our derivatives valuation in its entirety was classified in Level 2 of the fair value hierarchy.

The table below presents the Company's assets and liabilities measured at fair value on a recurring basis as of March 31, 2024, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
Other assets - interest rate derivatives	$—	$4,742,749	$—
Accounts payable and accrued liabilities - interest rate derivatives	$—	$662,208	$—
Other assets - foreign currency hedge	$—	$1,123,995	$—

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

As of both March 31, 2024, and December 31, 2023, we had no current tax provision, and there were unrecognized tax benefits of approximately $2.9 million.

	March 31, 2024	December 31, 2023
Deferred tax asset:
Canadian real estate and non-capital losses	$2,934,851	$2,853,603
Total deferred tax asset	2,934,851	2,853,603

Valuation allowance	(2,934,851)	(2,853,603)

Net deferred tax liabilities	$—	$—

Uncertain tax positions may arise where tax laws may allow for alternative interpretations or where the timing of recognition of income is subject to judgment. Under ASC Topic 740, tax positions are evaluated for recognition using a more–likely–than–not threshold, and those tax positions requiring recognition are measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of March 31, 2024 and December 31, 2023, the Company had no uncertain tax positions. As of March 31, 2024 and December 31, 2023, the Company had no interest or penalties related to uncertain tax positions. Income taxes payable are classified within accounts payable and accrued liabilities in the consolidated balance sheets. The tax year 2021 and 2022 remains open to examination by the major taxing jurisdictions to which we are subject.

Concentration

No single self storage customer represents a significant concentration of our revenues. For the month of March 2024, approximately 50%, 15%, and 12% of our rental income was concentrated in the Greater Toronto Area of Canada, Arizona and Florida, respectively. Our properties within the aforementioned geographic areas are dispersed therein, operating in multiple different regions and sub-markets.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

Segment Reporting

Our business is composed of one reportable segment: self storage operations. Within our self storage operations segment, as of March 31, 2024 and December 31, 2023, approximately $296.5 million and $304.8 million, respectively, of our long-lived assets relate to our operations in Canada. For the three months ended March 31, 2024 and 2023 approximately $3.5 million and $0.9 million, respectively, of our revenues in the self storage segment related to our operations in Canada.

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

The following table presents the unconverted Series B Convertible Preferred Stock and unvested restricted stock awards, that were excluded from the computation of diluted earnings per share above as their effect would have been antidilutive for the respective periods, and was calculated using the treasury stock or if-converted method, as applicable:

	For the three months ended March 31,
	2024	2023
	Equivalent Shares (if converted)	Equivalent Shares (if converted)
Series B Convertible Preferred Stock	13,636,364	—
Unvested restricted stock awards	9,375	6,250
	13,645,739	6,250

On November 1, 2023, the Company’s board of directors declared to holders of record of Class A shares, Class T shares and Class W shares, respectively, as of November 15, 2023 a one-time stock dividend. All per share amounts presented herein have been retroactively adjusted to reflect the impact of the one-time stock dividend.

Recently Issued Accounting Guidance

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280).” The guidance in ASU 2023-07 was issued to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendment becomes effective for fiscal years beginning after December 15, 2023. The Company is currently evaluating the impact upon adoption of the new standard on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740).” The guidance in ASU 2023-09 was issued to provide investors with information to better assess how an entity’s operations and related tax risks, tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The amendment becomes effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact upon adoption of the new standard on its consolidated financial statements and related disclosures.

Note 3. Real Estate Facilities

The following summarizes the activity in real estate facilities during the three months ended March 31, 2024:

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

Real estate facilities
Balance at December 31, 2023	$514,006,885
Improvements and additions	808,849
Impact of foreign exchange rate changes	(6,429,849)
Balance at March 31, 2024	$508,385,885
Accumulated depreciation
Balance at December 31, 2023	$(15,660,337)
Depreciation expense	(3,146,815)
Impact of foreign exchange rate changes	104,235
Balance at March 31, 2024	$(18,702,917)

There were no acquisitions during the three months ended March 31, 2024.

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

The Company's investments in unconsolidated real estate ventures are summarized as follows:

					Carrying Value of Investment
	Location	Date Real Estate Venture Acquired Land	Real Estate Venture Status	Equity Ownership %	March 31, 2024	December 31, 2023
Toronto	Toronto, Ontario	April 2021	Under development	50%	$4,702,931	$4,167,466
Toronto II	Toronto, Ontario	December 2021	Under development	50%	8,193,094	7,012,910
Dorval	Dorval, Quebec	February 2023	Under development	50%	2,970,012	2,693,055
Hamilton	Hamilton, Ontario	November 2023	Under development	50%	3,918,714	3,102,250
Montreal	Montreal, Quebec	January 2024	Under development	50%	3,589,614	—
					$23,374,365	$16,975,681

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

On January 9, 2024, our Operating Partnership (through its subsidiaries) and SmartCentres (through its subsidiaries) acquired an undeveloped tract of land located in Montreal, Quebec (the “Montreal Land”) from an unaffiliated third party.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

The Montreal Land is owned by a limited partnership in which we (through our subsidiaries) and SmartCentres (through its subsidiaries) are each a 50% limited partner and each have an equal ranking general partner. At closing, our Operating Partnership (through its subsidiaries) subscribed for 50% of the units of the limited partnership at an agreed upon subscription price of approximately CAD $4.5 million, representing a contribution equivalent to 50% of the purchase price of the Montreal Land. We expect that the limited partnership will develop the Montreal Land into a self storage facility (the “Montreal Property”).

These joint venture agreements are with a subsidiary of SmartCentres, an unaffiliated third party, to acquire, develop, and operate self storage facilities.

Note 5. Debt

The Company’s secured debt is summarized as follows:

Debt	March 31, 2024	December 31, 2023	Interest Rate		Maturity Date
Huntington Credit Facility	$107,574,000	$107,574,000	7.94%	(1)	11/30/2025
Skymar Loan	4,736,823	4,764,241	4.125%		8/1/2024
National Bank of Canada - Burlington Loan	11,451,033	11,823,653	7.54%	(2)	9/20/2025
National Bank of Canada - Cambridge Loan	10,996,043	11,348,205	7.54%	(3)	12/20/2025
National Bank of Canada - North York Loan	18,334,450	18,857,500	7.69%	(4)	1/31/2025
Bank of Montreal Loan	15,965,737	16,311,738	7.79%	(5)	5/4/2025
First National Loan	6,500,732	6,641,612	9.10%	(6)	6/1/2025
National Bank of Canada - Ontario Loan	93,911,760	95,946,960	7.89%	(7)	6/15/2025
SmartStop Bridge Loan	15,000,000	15,000,000	9.34%		12/31/2024
Debt issuance costs, net	(1,490,347)	(1,783,488)
Total Debt	$282,980,231	$286,484,421

(1)
This variable rate loan encumbers 12 properties (Phoenix I, Phoenix II, Surprise, Bradenton, Apopka, Vancouver WA, Portland, Newark, Levittown, Chandler, St. Johns and Oxford). We entered into interest rate swap agreements and an interest rate cap that fixes SOFR at 2.12% until the maturity of the loan.
(2)
This variable rate loan encumbers our Burlington, ONT property and the amount shown above is in USD based on the foreign exchange rate in effect as of March 31, 2024 and December 31, 2023, respectively. We entered into an interest rate swap agreement that fixes CDOR at 4.02% until the maturity of the loan.
(3)
This variable rate loan encumbers our Cambridge, ONT property and the amount shown above is in USD based on the foreign exchange rate in effect as of March 31, 2024 and December 31, 2023, respectively. We entered into an interest rate swap agreement that fixes CDOR at 3.83% until the maturity of the loan.
(4)
This variable rate loan encumbers our North York, ONT property and the amount shown above is in USD based on the foreign exchange rate in effect as of March 31, 2024 and December 31, 2023, respectively. We entered into an interest rate swap agreement that fixes CDOR at 3.79% until the maturity of the loan.
(5)
This variable rate loan encumbers our Vancouver, BC property and the amount shown above is in USD based on the foreign exchange rate in effect as of March 31, 2024 and December 31, 2023, respectively. We entered into an interest rate swap agreement that fixes CDOR at 4.47% until the maturity of the loan.
(6)
This variable rate loan encumbers our Edmonton, AB property and the amount shown above is in USD based on the foreign exchange rate in effect as of March 31, 2024 and December 31, 2023, respectively.
(7)
This variable rate loan encumbers our Ontario Portfolio and the amount shown above is in USD based on the foreign exchange rate in effect as of March 31, 2024 and December 31, 2023, respectively. We entered into an interest rate swap agreement that fixes CDOR at 4.73% until the maturity of the loan.

The weighted average interest rate on our consolidated debt, excluding the impact of our interest rate hedging activities, as of March 31, 2024 was approximately 7.90%.

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

On May 17, 2022, we entered into an amendment and joinder to amend the Huntington Credit Facility (the “Second Amendment”). Under the terms of the Second Amendment, we increased our borrowing capacity by $50 million for a total borrowing capacity of $100 million. In conjunction with the increase of the maximum borrowing capacity we drew approximately $14.5 million on the Huntington Credit Facility to acquire the Chandler Property and the property was added as security. On May 26, 2022, we borrowed approximately $30.6 million on the Huntington Credit Facility, secured by a first mortgage deed of trust on the Levittown, Newark and Portland Properties. In conjunction with the May 26, 2022 draw on the Huntington Credit Facility, a bridge loan with Huntington was repaid and terminated in accordance with the related loan agreement without any fees or penalties.

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

In conjunction with the amendment to the Huntington Credit Facility, we entered into an interest rate swap agreement with a notional amount of $60.0 million, whereby Secured Overnight Financing Rate (“SOFR”) is fixed at 4.01% through the maturity of the Huntington Credit Facility. On April 13, 2023, we entered into an interest rate cap agreement with a notional amount of $47.6 million, whereby SOFR is capped at 2.6% through the maturity of the Huntington Credit Facility. On September 28, 2023, we terminated the interest rate cap agreement entered on April 13, 2023 and entered into a new interest rate cap agreement with a notional amount of $47.6 million, whereby SOFR is capped at 1.1% through the maturity of the Huntington Credit Facility. On March 28, 2024, we terminated the SOFR Huntington Credit Facility Swap I and II and entered into two new interest rate swap agreements with the same notional amount of $38.0 million and $22.0 million, respectively, whereby SOFR is swapped at 2.92% through the maturity of the Huntington Credit Facility.

The Huntington Credit Facility is a term loan that has a maturity date of November 30, 2025, which may, in certain circumstances, be extended at the option of the Borrower until November 30, 2027. Payments due under the Huntington Credit Facility are interest-only during the initial term of the loan.

The amounts outstanding under the Huntington Credit Facility bear interest at a variable rate equal to the one month Term SOFR plus 2.61%, adjusted monthly, with a floor of 3.25%. As of March 31, 2024, the interest rate excluding the impact of our interest rate hedging activities on the Huntington Credit Facility was 7.94%. The loan may be prepaid in whole or in part, without penalty or premium, at any time, subject to certain conditions as set forth in the Credit Agreement.

The Credit Agreement contains certain customary representations and warranties, affirmative, negative and financial covenants, borrowing conditions, and events of default. We serve as a limited recourse guarantor with respect to the

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

Huntington Credit Facility. In particular, the financial covenants include a minimum debt service coverage ratio and minimum net worth and liquid assets requirements applicable to us and our Operating Partnership as guarantors. As of March 31, 2024, we were in compliance with all such covenants.

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

Loans from SmartStop OP, L.P.

SmartStop Delayed Draw Mezzanine Loan

On December 30, 2021, we, through a wholly-owned subsidiary of our Operating Partnership, entered into a mezzanine loan agreement (the “SmartStop Delayed Draw Mezzanine Loan Agreement”) with SmartStop OP, an affiliate of our sponsor, for up to $45 million (the “SmartStop Delayed Draw Mezzanine Loan”).

On December 20, 2022, we amended the SmartStop Delayed Draw Mezzanine Loan Agreement (the “Mezzanine Loan Amendment”) to increase the maximum principal amount of the loan from $45.0 million to $55.0 million. The Amendment also extended the loan maturity date for an additional year, through December 30, 2023, converted the interest rate index from LIBOR to Daily Simple SOFR, and adjusted the contractual interest rate to remain at Daily Simple SOFR plus 3% during the extension period.

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

Pursuant to the SmartStop Bridge Loan Agreement, the amounts outstanding under the SmartStop Bridge Loan bear a floating rate equal to SOFR plus 3.00%. On December 8, 2023, we exercised the option to extend the maturity date for an additional year, through December 31, 2024. On January 1, 2024, the interest rate increased to SOFR plus 4.00%. As of March 31, 2024, the interest rate on the SmartStop Bridge Loan was 9.34%. Payments under the SmartStop Bridge Loan are interest-only and payable monthly. The SmartStop Bridge Loan may be prepaid either in whole or in part, at any time, without penalty or premium.

The SmartStop Bridge Loan contains customary affirmative and negative covenants, agreements, representations, warranties and borrowing conditions, and events of default.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

National Bank of Canada - Burlington Loan

On September 20, 2022, in connection with the acquisition of the property in Burlington, Ontario (the “Burlington Property”), we, through a special purpose entity formed to acquire and hold the Burlington Property, entered into a term loan with National Bank of Canada (the “National Bank of Canada - Burlington Loan”) for CAD $16.5 million, which is secured by a deed of trust on the Burlington Property. Under the terms of the loan agreement (the “National Bank of Canada Burlington Loan Agreement”) the interest rate is equal to the one month Canadian Dollar Offered Rate (“CDOR”), plus 2.25%. In addition, we entered into an interest rate swap agreement with a notional amount of CAD $16.5 million, whereby the CDOR is fixed at 4.02% through the maturity of the loan. The National Bank of Canada - Burlington Loan has a maturity date of September 20, 2025, and monthly payments are principal and interest, calculated using 25 year amortization. In addition, we serve as a full recourse guarantor with respect to the National Bank of Canada - Burlington Loan.

The National Bank of Canada Burlington Loan Agreement also contains a debt service coverage ratio covenant and customary affirmative, negative and financial covenants; agreements; representations; warranties and borrowing conditions; and events of default all as set forth in such loan agreement. As of March 31, 2024, we were in compliance with such covenants.

National Bank of Canada - Cambridge Loan

On December 20, 2022, in connection with the acquisition of the property in Cambridge, Ontario (the “Cambridge Property”), we, through a special purpose entity formed to acquire and hold the Cambridge Property, entered into a term loan with National Bank of Canada (the “National Bank of Canada - Cambridge Loan”) for CAD $15.5 million, which is secured by a deed of trust on the Cambridge Property. Under the terms of the loan agreement (the “National Bank of Canada Cambridge Loan Agreement”) the interest rate is equal to the one month CDOR, plus 2.25%. In addition, we entered into an interest rate swap agreement with a notional amount of CAD $15.5 million, whereby the CDOR is fixed at 3.83% through the maturity of the loan. The National Bank of Canada - Cambridge Loan has a maturity date of December 20, 2025, and monthly payments are interest-only for the first four quarters, payable monthly and payments of principal and interest, calculated using 25 year amortization, are due monthly after. In addition, we serve as a full recourse guarantor with respect to the National Bank of Canada - Cambridge Loan. On May 10, 2023, we made a CAD $0.4 million paydown of the outstanding loan balance in accordance with the loan agreement. On May 3, 2024, we made a CAD $0.4 million paydown of the outstanding loan balance in accordance with the loan agreement.

The National Bank of Canada Cambridge Loan Agreement also contains a debt service coverage ratio covenant and customary affirmative, negative and financial covenants; agreements; representations; warranties and borrowing conditions; and events of default all as set forth in such loan agreement. As of March 31, 2024, we were in compliance with such covenants.

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

The National Bank of Canada North York Loan Agreement also contains a debt service coverage ratio covenant and customary affirmative, negative and financial covenants; agreements; representations; warranties and borrowing conditions; and events of default all as set forth in such loan agreement. As of March 31, 2024, we were in compliance with such covenants.

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

The Bank of Montreal Loan Agreement contains a debt service coverage ratio covenant and customary affirmative, negative and financial covenants, agreements, representations, warranties and borrowing conditions, and events of default. We serve as full recourse guarantor with respect to the Bank of Montreal Loan. As of March 31, 2024, we were in compliance with all such covenants.

First National Loan

On May 19, 2023, we, through a wholly-owned subsidiary of our Operating Partnership, entered into a term loan with First National Financial LP (the “First National Loan”) for approximately CAD $8.8 million. The First National Loan is secured by a deed of trust on the Edmonton Property.

Pursuant to the terms of the loan agreement for the First National Loan (the “First National Loan Agreement”), the amounts outstanding under the First National Loan bear a floating rate equal to the Royal Bank of Canada Prime Rate, plus 1.90%. As of March 31, 2024, the interest rate on the First National Loan was approximately 9.10%. The First National Loan has an initial term of two years and an initial maturity date of June 1, 2025. Payments under the First National Loan are interest-only and payable monthly.

The loan may be prepaid in whole, but not in part, at any time, subject to certain conditions as set forth in the First National Loan Agreement. The loan documents contain agreements; representations; warranties and borrowing conditions; reserve requirements and events of default. In addition, and pursuant to the terms of the limited recourse guaranty, we serve as a full recourse guarantor with respect to the First National Loan. As of March 31, 2024, we were in compliance with all such covenants.

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

The National Bank of Canada Ontario Loan Agreement contains an interest reserve requirement and a modified debt service coverage ratio covenant applicable to the Borrowers and customary affirmative, negative and financial covenants, agreements, representations, warranties and borrowing conditions, and events of default. As of March 31, 2024, we were in compliance with such covenants.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

The following table presents the future principal payment requirements on our outstanding secured debt as of March 31, 2024:

2024	$22,838,504
2025	261,632,074
Thereafter	—
Total payments	284,470,578
Debt issuance costs, net	(1,490,347)
Total	$282,980,231

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

The change in the value of the portion of our settled and unsettled foreign currency hedges that is not designated for hedge accounting for GAAP is recorded in Foreign currency adjustment within our consolidated statements of operations and represented a gain of approximately $0.1 million and $0 for the three months ended March 31, 2024 and 2023, respectively.

The following table summarizes the terms of our derivative financial instruments as of March 31, 2024:

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

	Notional Amount	Strike	Effective Date	Maturity Date
Interest Rate Derivative:
CDOR Swap - Burlington Loan (1)	$15,510,000	4.02%	September 27, 2022	September 20, 2025
CDOR Swap - Cambridge Loan (1)	$14,893,733	3.83%	December 20, 2022	December 22, 2025
CDOR Swap - North York Loan (1)	$24,833,333	3.79%	January 31, 2023	February 2, 2026
SOFR Swap - Huntington Credit Facility III (2)	$38,000,000	2.92%	March 1, 2024	November 28, 2025
SOFR Swap - Huntington Credit Facility IV (2)	$22,000,000	2.92%	March 1, 2024	November 28, 2025
CDOR Swap - Bank of Montreal Loan (1)	$21,625,000	4.47%	May 4, 2023	May 4, 2026
CDOR Swap - Ontario Loan (3)	$127,200,000	4.73%	June 15, 2023	June 15, 2026
SOFR Cap - Huntington Credit Facility (4)	$47,574,000	1.10%	September 28, 2023	November 28, 2025
Foreign Currency Hedges:
CAD Put (5)	$200,000,000	1.39%	December 22, 2023	December 20, 2024

(1)
Notional amounts are denominated in CAD and have been designated as a cash flow hedge.
(2)
Notional amounts are denominated in USD and have been designated as a cash flow hedge.
(3)
Notional amount is denominated in CAD and we have elected not to apply hedge accounting.
(4)
Notional amount is denominated in USD and we have elected not to apply hedge accounting.
(5)
Notional amount is denominated in CAD and was designated for hedge accounting as of March 31, 2024.

The following table summarizes the terms of our derivative financial instruments as of December 31, 2023:

	Notional Amount	Strike	Effective Date	Maturity Date
Interest Rate Derivative:
CDOR Swap - Burlington Loan (1)	$15,675,000	4.02%	September 27, 2022	September 20, 2025
CDOR Swap - Cambridge Loan (1)	$15,044,683	3.83%	December 20, 2022	December 22, 2025
CDOR Swap - North York Loan (1)	$25,000,000	3.79%	January 31, 2023	February 2, 2026
SOFR Swap - Huntington Credit Facility I (2)	$38,000,000	4.01%	April 12, 2023	November 28, 2025
SOFR Swap - Huntington Credit Facility II (2)	$22,000,000	4.01%	April 12, 2023	November 28, 2025
CDOR Swap - Bank of Montreal Loan (1)	$21,625,000	4.47%	May 4, 2023	May 4, 2026
CDOR Swap - Ontario Loan (3)	$127,200,000	4.73%	June 15, 2023	June 15, 2026
SOFR Cap - Huntington Credit Facility (4)	$47,574,000	1.10%	September 28, 2023	November 28, 2025
Foreign Currency Hedges:
CAD Put (5)	$200,000,000	1.39%	December 22, 2023	December 20, 2024
(1)
Notional amounts are denominated in CAD and have been designated as a cash flow hedge.
(2)
Notional amounts are denominated in USD and have been designated as a cash flow hedge.
(3)
Notional amount is denominated in CAD and we have elected not to apply hedge accounting.
(4)
Notional amount is denominated in USD and we have elected not to apply hedge accounting.
(5)
Notional amount is denominated in CAD and was designated for hedge accounting as of December 31, 2023.

The following table presents a gross presentation of the fair value of our derivatives financial instruments as well as their classification on our consolidated balance sheets as of March 31, 2024 and December 31, 2023:

	Asset/Liability Derivatives Fair Value
	March 31, 2024	December 31, 2023
Interest Rate Derivative:
Other assets	$4,742,749	$2,920,664
Accounts payable and accrued liabilities	$662,208	$1,760,292
Foreign Currency Hedges:
Other assets	$1,123,995	$1,074,185

The following table presents the effects of our derivative financial instruments on our consolidated statements of operations for the periods presented:

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

	Gain (loss) recognized in OCI for the three months ended March 31,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI for the three months ended March 31,
Type	2024	2023		2024	2023
Interest Rate Swaps	$1,256,901	$(73,165)	Interest Expense	$(392,559)	$(85,360)
Interest Rate Caps	—	—	Interest Expense	(87,000)	—
Foreign Currency Option	21,170	—	N/A	—	—
	$1,278,071	$(73,165)		$(479,559)	$(85,360)

Based upon the forward rates in effect as of March 31, 2024, we estimate that approximately $1.4 million related to our qualifying cash flow hedges will be reclassified to reduce interest expense during the next 12 months.

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

Distribution Rate

The Series A Cumulative Redeemable Preferred Units received current distributions (the “Current Distributions”) at a rate of 7.0% per annum on the Liquidation Amount until the second anniversary of the date of issuance, 8.0% per annum commencing thereafter until the third anniversary of the date of issuance, 9.0% per annum commencing thereafter until the fourth anniversary of the date of issuance, and 10% per annum thereafter, payable monthly and calculated on an actual/360 basis.

Redemptions; Repurchases

The Series A Cumulative Redeemable Preferred Units may be redeemed by the Operating Partnership, in whole or in part, at the option of the Operating Partnership at any time or from time to time following the second anniversary of the initial date of issuance. The redemption price for the Series A Cumulative Redeemable Preferred Units will be equal to the sum of the Liquidation Amount plus all accumulated and unpaid distributions thereon to the date of redemption (the “Redemption Price”). If fewer than all of the outstanding Series A Cumulative Redeemable Preferred Units are to be redeemed at the option of the Operating Partnership, the Series A Cumulative Redeemable Preferred Units to be redeemed will be determined pro rata or by lot or in such other manner as determined by us, as the general partner of the Operating Partnership.

Covenants

The Amendment contained a number of standard covenants applicable to us and the Operating Partnership.

Events of Default; Protective Provisions

The Amendment contained standard events of default.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

On May 2, 2023, the Preferred Investor waived the two year lock out clause on redemptions and the Operating Partnership redeemed all $15 million in Series A Cumulative Redeemable Preferred Units and unpaid preferred distributions.

Issuance of Preferred Stock of Our Company

On May 1, 2023, we issued $150 million in shares (the “Preferred Shares”) of our new Series B Convertible Preferred Stock (the “Series B Convertible Preferred Stock”) pursuant to a preferred stock purchase agreement (the “Series B Preferred Stock Purchase Agreement”) with Extra Space Storage LP (the “Investor”), a subsidiary of Extra Space Storage Inc. (NYSE: EXR). We paid the Investor an investment fee equal to 0.50% of the aggregate Purchase Price at the closing.

The Series B Preferred Stock Purchase Agreement provides that the purchase price for the Preferred Shares shall be equal to $1,000 per share (the “Purchase Price”). The terms of the Series B Convertible Preferred Stock, including the preferences, conversion and other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms and conditions of redemption, are set forth in the articles supplementary for the Series B Convertible Preferred Stock (the “Series B Articles Supplementary”), which are described in more detail below.

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

We primarily used the net proceeds from the issuance of the Preferred Shares to repay the SmartStop Delayed Draw Mezzanine Loan, to redeem the Series A Preferred Units of our Operating Partnership, to finance the acquisitions of the Vancouver Property and Ontario Portfolio, to fund development and improvement pipelines, for working capital and for other general corporate purposes.

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

As set forth in the Series B Articles Supplementary, the Series B Convertible Preferred Stock ranks senior to all other classes of our capital stock, including the Class A common stock (“Class A Common Stock”), Class P common stock, Class T common stock and Class W common stock (collectively, the “Common Stock”), with respect to rights to receive dividends and to participate in distributions or payments upon any voluntary or involuntary liquidation, dissolution or winding up. Dividends payable on each share of Series B Convertible Preferred Stock will initially be equal to a rate of 8.35% per annum. If the Series B Convertible Preferred Stock has not been redeemed on or prior to the fifth anniversary of the issuance of the Preferred Shares pursuant to the Series B Preferred Stock Purchase Agreement, the dividend rate will increase an additional 0.75% per annum each year thereafter to a maximum of 11.0% per annum until the tenth anniversary of the issuance of the Preferred Shares pursuant to the Series B Preferred Stock Purchase Agreement, at which time the dividend rate shall increase 0.75% per annum each year thereafter until the Series B Convertible Preferred Stock is redeemed or repurchased in full.

Upon any voluntary or involuntary liquidation, dissolution or winding up, the holders of Series B Convertible Preferred Stock will be entitled to receive a payment equal to the greater of (i) the aggregate Purchase Price of all outstanding Preferred Shares (the “Series B Preferred Stock Liquidation Amount”), plus an amount equal to any accrued and unpaid dividends and other distributions (whether or not accumulated or authorized and declared) to the date of payment and (ii) the amount that that would have been payable had the Preferred Shares been converted into Common Stock pursuant to the terms of the Series B Articles Supplementary immediately prior to such liquidation.

Subject to certain additional redemption rights, as described herein, we have the right to redeem the Series B Convertible Preferred Stock for cash at any time following the third anniversary of the issuance of the Preferred Shares pursuant to the Series B Preferred Stock Purchase Agreement. The amount of such redemption will be equal to the aggregate Purchase Price of all outstanding Preferred Shares, plus applicable redemption premium as set forth in the Series B Articles Supplementary (together, the “Redemption Price”) and an amount equal to any accrued and unpaid dividends and distributions on the Series B Convertible Preferred Stock (whether or not accumulated or authorized and declared) up to the redemption date. Upon the listing of Common Stock on a national securities exchange (the “Listing”), we have the right to redeem any or all outstanding Series B Convertible Preferred Stock at an amount equal to the greater of (i) the amount that the holders of such Preferred Shares would have received had such Preferred Shares been converted into Common Stock

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

pursuant to the terms of the Series B Articles Supplementary immediately prior to the initial Listing, and then all of such Preferred Shares had been sold in the initial Listing, up to the Conversion Value Limitation (as described herein), or (ii) the Redemption Price, in each case, plus an amount equal to any accrued and unpaid dividends and distributions on the Series B Convertible Preferred Stock (whether or not accumulated or authorized and declared) up to the date of initial Listing. The Conversion Value Limitation is an amount per share determined using an as-converted value limitation equal to a premium of $40 million if any or all 150,000 shares of Series B Convertible Preferred Stock are issued and outstanding. Upon a change of control event, we have the right to redeem any or all outstanding Series B Convertible Preferred Stock at an amount equal to the greater of (i) the amount that the holders of such Preferred Shares would have received had the Preferred Shares been converted into Common Stock pursuant to the terms of the Series B Articles Supplementary immediately prior to such change of control, up to the Conversion Value Limitation or (ii) the Redemption Price, in each case, plus an amount equal to any accrued and unpaid dividends and distributions up to the redemption date. In addition, subject to certain cure provisions, if we fail to maintain our status as a real estate investment trust, the holders of Series B Convertible Preferred Stock have the right to require us to repurchase the Series B Convertible Preferred Stock at an amount equal to the Redemption Price plus an amount equal to any accrued and unpaid dividends and distributions on the Series B Convertible Preferred Stock (whether or not accumulated or authorized and declared) up to the redemption date.

At any time after the earlier to occur of (i) the third anniversary of the issuance of the Preferred Shares is issued pursuant to the Series B Preferred Stock Purchase Agreement or (ii) 180 days after an initial Listing, the holders of Series B Convertible Preferred Stock have the right to convert any or all of the Series B Convertible Preferred Stock held by such holders into Class A Common Stock at a rate per share equal to the quotient obtained by dividing the Series B Convertible Preferred Stock Liquidation Amount, plus an amount equal to any accrued and unpaid dividends or other distributions (whether or not accumulated or authorized and declared), by the conversion price. The conversion price is initially $11.00, and may be adjusted in connection with stock splits, stock dividends and other similar transactions. In no event will the value of the Class A Common Stock issued by us upon conversion of the Series B Convertible Preferred Stock into Class A Common Stock exceed the Conversion Value Limitation.

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

Investor's Right Agreement

On May 1, 2023, concurrent with our entry into the Series B Preferred Stock Purchase Agreement, we and the Investor entered into an investors’ rights agreement (the “Investors’ Rights Agreement”). Pursuant to the Investors’ Rights Agreement, the Investor has the right to request us to register for resale under the Securities Act of 1933, as amended, shares of the Class A Common Stock issued to the Investor upon conversion of the Preferred Shares acquired pursuant to the Series B Preferred Stock Purchase Agreement, subject to certain limitations. After the first anniversary of the issuance of the Preferred Shares, the Investor may request up to four demand registrations for an amount of shares equal to at least $15 million each. We will use our reasonable best efforts to (i) file a registration statement on Form S-3 within 30 days of such request (or a registration statement on Form S-11 or such other appropriate form within 60 days of such request) and (ii) cause such registration statement to become effective as promptly as practicable thereafter. The Investors’ Rights Agreement also grants the Investor certain “piggyback” registration rights.

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

As of March 31, 2024, there were 150,000 Preferred Shares outstanding with an aggregate liquidation preference of approximately $153.2 million, which consists of $150 million from the initial closing and approximately $3.2 million of accumulated and unpaid distributions.

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

Our Advisory Agreement provides for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us. Beginning four fiscal quarters after commencement of the Public Offering, pursuant to our Advisory Agreement, our Advisor is required to pay or reimburse us the amount by which our aggregate annual operating expenses, as defined, exceed the greater of 2% of our average invested assets or 25% of our net income, as defined, unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For any fiscal quarter for which total operating expenses for the 12 months then ended exceed the limitation, we will disclose this fact in our next quarterly report or within 60 days of the end of that quarter and send a written disclosure of this fact to our stockholders. In each case the disclosure will include an explanation of the factors that the independent directors considered in arriving at the conclusion that the excess expenses were justified. As of March 31, 2024, our aggregate annual operating expenses, as defined, did not exceed the threshold described above.

The Sponsor Funding Agreement

Beginning November 1, 2023, our Sponsor agreed to fund the payment of (i) the upfront 3% sales commission for the sale of Class Y shares, (ii) the upfront 3% dealer manager fee for the Class Y shares, and (iii) the estimated 1% organization and offering expenses for the sale of Class Y shares and Class Z shares. In the event total organization and offering expenses actually incurred exceed the estimated 1% organization and offering expenses for the sale of Class Y shares and Class Z shares, we will pay the difference between the total organization and offering expenses actually incurred and the estimated 1% organization and offering expenses funded by our Sponsor. In addition, our Sponsor has agreed to reimburse us in cash to cover the dilution from the one-time stock dividends described above in Note 1 - Organization. The sponsor funding agreement shall terminate immediately upon the date we cease to offer Class Y shares and Class Z shares in our Public Offering.

In consideration for our Sponsor providing the funding for the front-end sales load and the cash to cover the dilution from the stock dividends described above in Note 1 - Organization, our Operating Partnership shall issue a number of Series C Units of limited partnership interest in our Operating Partnership to our Sponsor equal to the dollar amount of such funding divided by the then-current offering price (initially $9.30 per share) for the Class Y and Class Z shares sold in our Public Offering. Pursuant to the sponsor funding agreement by and among us, our Operating Partnership, and our Sponsor, our Sponsor shall reimburse us monthly for the applicable front end sales load it agreed to fund, and our Operating Partnership shall issue the Series C Units on a monthly basis, upon such reimbursement. In connection with the foregoing, we and our Operating partnership entered into Amendment No. 3 to the Operating Partnership Agreement (“Amendment No. 3”) to

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

establish Series C Subordinated Convertible Units of limited partnership interest in our Operating Partnership (the “Series C Subordinated Convertible Units”). Amendment No. 3 sets forth the key terms of the Series C Subordinated Convertible Units, which are summarized below.

No Distribution Rights, Liquidation Rights, or Profits Allocation: The Series C Subordinated Convertible Units are not entitled to cash distributions, distributions upon liquidation, or the allocation of any profit or loss of our Operating Partnership unless and until the Series C Subordinated Convertible Units are converted into Class A Units of the Operating Partnership.

No Voting Rights: The Series C Subordinated Convertible Units shall have no voting or consent rights. Notwithstanding the foregoing, the approval of the holders of Series C Subordinated Convertible Units shall be required for any amendment to the rights and obligations of the Series C Subordinated Convertible Units.

Conversion Into Class A Units: The Series C Subordinated Convertible Units shall automatically convert into Class A Units on a one-to-one basis upon our disclosure of an estimated net asset value per share equal to at least $10.00 per share (the “Initial NAV Hurdle”) for each of the Class A, Class T, Class W, Class P, Class Y, and Class Z shares calculated net of the value of Series C Subordinated Convertible Units to be converted for those Series C Subordinated Convertible Units issued at or below the Initial NAV Hurdle; provided, the Initial NAV Hurdle shall be increased to the new NAV (the “New NAV Hurdle”) for those Series C Subordinated Convertible Units, if any, issued at an offering price in excess of $10.00 per share in the event that the NAV and resulting offering price are increased in the future as a result of calculating and reporting the NAV. For the avoidance of doubt, some or all of the Series C Subordinated Convertible Units issued pursuant to the Initial NAV Hurdle may convert at the time of disclosing that the Initial NAV Hurdle has been met. In the event of an extraordinary transaction (such as a merger, tender offer, or sale of all or substantially all of our assets) prior to such conversion, the Series C Subordinated Convertible Units shall automatically convert into Class A Units on a one-to-one basis immediately prior to the closing of the extraordinary transaction if the transaction amount exceeds the Initial NAV Hurdle for each of the Class A, Class T, Class W, Class P, Class Y, and Class Z shares for those Series C Subordinated Convertible Units issued at or below the Initial NAV Hurdle calculated net of the value of the Series C Units to be converted; provided, the transaction amount exceeds the New NAV Hurdle for each of the Class A, Class T, Class W, Class P, Class Y, and Class Z shares for those Series C Subordinated Convertible Units issued at an offering price in excess of $10.00 per share in the event that the NAV and resulting offering price is increased in the future as a result of calculating and reporting the NAV. We have agreed to conduct a NAV in accordance with the requirements set forth in FINRA 15-02 (i.e., the first NAV must be conducted within 150 days following the second anniversary of commencement of our Public Offering and annually thereafter) and the Investment Program Association Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs issued in April 2013.

Special Allocation: Notwithstanding the allocation provisions of the Operating Partnership Agreement, liquidating gain first shall be allocated to our Sponsor with respect to its converted Series C Subordinated Convertible Units to the extent attributable to the appreciation in the value of our Operating Partnership’s assets after the first date of issuance of the Series C Subordinated Convertible Units. As a result of the special allocation, the Section 704(b) capital account attributable to the converted Series C Subordinated Convertible Units shall be equal to the Section 704(b) capital account for each Class A Unit issued and outstanding as of the date of the conversion on a pro rata basis.

Rights upon Liquidation: Notwithstanding the provisions of the Operating Partnership Agreement governing distributions upon liquidation, if, after the conversion of any Series C Subordinated Convertible Units into a Class A Unit, the liquidating gain from a sale, exchange, merger, liquidation or other transaction is insufficient to cause the holder of the converted Series C Subordinated Convertible Units to receive an amount of cash or property (at minimum) equal to the liquidation right for the holders of Class A Units on a unit by unit basis, each such unit holder shall nevertheless receive an amount equal to the liquidation right for the holders of Class A Units on a unit by unit basis, for each converted Series C Subordinated Convertible Unit (the “Series C Unit Liquidation Preference”). Upon the actual liquidation of our Operating Partnership, the cash payment of the Series C Unit Liquidation Preference shall be treated as (1) a liquidation distribution from our Operating Partnership to the extent of the section 704(b) capital account attributable to the converted Series C Subordinated Convertible Units and (2) a guaranteed payment for U.S. federal income tax purposes for the excess of the Series C Unit Liquidation Preference in cash over the section 704(b) capital account balance of the holder of the Series C Subordinated Convertible Unit for each such converted Series C Subordinated Convertible Unit. For avoidance of doubt, the Series C Subordinated Convertible Units are subject to all of the terms and conditions set forth in Amendment No. 3 prior to conversion and are not entitled to any liquidation right until conversion.

Transfer Rights: The Series C Subordinated Convertible Units may be transferred to any affiliate without our consent.

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

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the year ended December 31, 2023 and the three months ended March 31, 2024, as well as any related amounts payable as of December 31, 2023 and March 31, 2024:

	Year Ended December 31, 2023			Three Months Ended March 31, 2024
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Operating expenses (including organizational costs)	$6,784,515	$3,586,399	$4,145,602	$2,104,048	$417,627	$5,832,023
Asset management fees	3,420,040	2,767,112	652,928	1,059,898	—	1,712,826
Property management fees	1,243,056	982,355	260,701	392,516	—	653,217
Transfer Agent expenses	319,426	326,613	—	—	—	—
Acquisition expenses (1)	710,892	179,263	535,303	178,423	—	713,726
Capitalized
Acquisition related (2)	5,589,549	6,001,574	339,435	33,259	—	372,694
Additional Paid-in Capital
Offering costs	5,610	5,610	—	—	—	—
Total	$18,073,088	$13,848,926	$5,933,969	$3,768,144	$417,627	$9,284,486

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

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

In order to protect the interest of the Property Manager in receiving these revenues in light of the fact that we control the properties and, hence, the ability of the Property Manager to receive such revenues, we and an affiliate of our Property Manager agreed to transfer our respective rights in such revenue to a joint venture entity owned 0.1% by our TRS subsidiary and 99.9% by our Property Manager’s affiliate (the “PM Affiliate”). Under the terms of the operating agreement of the joint venture entity, dated March 8, 2021 (the “JV Agreement”), our TRS receives 0.1% of the net revenues generated from such Tenant Programs and the PM Affiliate receives the other 99.9% of such net revenues. The JV Agreement further provides, among other things, that if a member or its affiliate terminates all or substantially all of the property management agreements or defaults in its material obligations under the JV Agreement or undergoes a change of control, as defined, (the “Triggering Member”), the other member generally shall have the right (but not the obligation) to either (i) sell all of its interest in the joint venture to the Triggering Member at fair market value (as agreed upon or as determined under an appraisal process) or (ii) purchase all of the Triggering Member’s interest in the joint venture at 95% of fair market value. For the three months ended March 31, 2024 and 2023, an affiliate of our Property Manager received net revenue from this joint venture of approximately $0.3 million and $0.1 million, respectively.

Storage Auction Program

Our Sponsor owns a minority interest in a company that owns 50% of an online auction company (the “Auction Company”) that serves as a web portal for self storage companies to post their auctions for the contents of abandoned storage units online instead of using live auctions conducted at the self storage facilities. The Auction Company receives a service fee for such services. During the three months ended March 31, 2024 and 2023, we paid approximately $2,500 and $3,000 in fees to the Auction Company related to our properties, respectively. Our properties will receive the proceeds from such online auctions.

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

As of March 31, 2024, we have sold approximately 0.6 million Class P shares, approximately 88,000 Class A shares, approximately 145,500 Class T shares, approximately 21,000 Class W shares, approximately 5,000 Class Y shares and approximately 500 Class Z shares for gross proceeds of approximately $8.6 million pursuant to the distribution reinvestment plan.

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

For the three months ended March 31, 2024 and 2023, we received redemption requests totaling approximately $0.8 million and $0, respectively. The redemption requests were included in accounts payable and accrued liabilities as of March 31, 2024 and fulfilled in April 2024.

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

Note 10. Declaration of Distributions

Cash Distribution Declaration

On March 28, 2024, our board of directors declared a daily distribution rate of approximately $0.001693 per day per share on the outstanding shares of common stock payable to Class A, Class T, Class W, Class P, Class Y and Class Z stockholders of record of such shares as shown on our books at the close of business on each day of the period commencing on April 1, 2024 and ending June 30, 2024. In connection with this distribution, for the stockholders of Class T shares and Class Y shares, after the stockholder servicing fee is paid, approximately $0.001439 per day will be paid per Class T shares and Class Y share and for the stockholders of Class W shares and Class Z shares, after the dealer manager servicing fee is paid, approximately $0.001566 per day will be paid per Class W share and Class Z share. Such distributions payable to each stockholder of record during a month will be paid the following month.

Note 11. Potential Acquisitions

Potential Acquisition of Scarborough Property

On July 15, 2021, an affiliate of our Sponsor assigned its interest in a purchase and sale agreement (the “Scarborough Purchase Agreement”) with an unaffiliated third party for the acquisition of a parcel of land to be developed into a self storage facility located in Scarborough, in the city of Toronto, Ontario (the “Scarborough Property”) to a wholly-owned subsidiary of our Operating Partnership. The purchase price of the Scarborough Property is approximately CAD $3.0 million. Construction is expected to commence following the closing of the acquisition. We expect to fund the acquisition of the Scarborough Property with a combination of net proceeds from our Primary Offering and/or potential future debt financing. If we fail to complete the acquisition, we may forfeit CAD $450,000 in earnest money deposits.

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

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

Note 12. Subsequent Events

Offering Status

As of May 6, 2024, in connection with our offerings we have issued approximately 11.1 million Class P shares for gross offering proceeds of approximately $106.1 million, approximately 3.4 million Class A shares for gross offering proceeds of approximately $34.2 million, approximately 5.3 million Class T shares for gross offering proceeds of approximately $52.8 million, approximately 0.7 million Class W shares for gross offering proceeds of approximately $6.5 million, approximately 1.7 million Class Y shares for gross offering proceeds of approximately $16.0 million and approximately 0.1 million Class Z shares for gross offering proceeds of approximately $1.3 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto contained elsewhere in this report. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should also be read in conjunction with our consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023. See also “Cautionary Note Regarding Forward Looking Statements” preceding Part I.

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

On February 26, 2021, pursuant to a confidential private placement memorandum, we commenced a private offering (the “Private Offering”) of up to $200,000,000 in shares of our common stock and $20,000,000 shares of common stock pursuant to our distribution reinvestment plan. Please see Note 1 of the Notes to the Consolidated Financial Statements contained elsewhere in this report for additional information. The primary portion of the Private Offering was terminated on March 17, 2022. We received approximately $100.7 million in offering proceeds from the sale of our common stock pursuant to the Private Offering. Through our distribution reinvestment plan, we have issued approximately 0.6 million Class P shares for gross proceeds of approximately $6.1 million.

In connection with the Public Offering, defined below, we filed articles of amendment to our Charter (the “Articles of Amendment”) and articles supplementary to our Charter (the “Articles Supplementary”). Following the filing of the Articles of Amendment and the Articles Supplementary, we authorized 30,000,000 shares of common stock designated as Class P shares, 300,000,000 shares of common stock designated as Class A shares, 300,000,000 shares of common stock designated as Class T shares, and 70,000,000 shares of common stock designated as Class W shares. Any common stock sold in the Private Offering were redesignated as Class P common stock upon the filing of the Articles of Amendment. On May 28, 2021, we filed a Form S-11 Registration Statement, which was subsequently amended, with the U.S. Securities and Exchange Commission (“SEC”) to register a maximum of $1,000,000,000 in shares of Class A, Class T, and Class W common stock for sale to the public (the “Primary Offering”) and $95,000,000 in shares of Class A, Class T, and Class W common stock for sale pursuant to our distribution reinvestment plan. On March 17, 2022, the SEC declared our registration statement effective. On October 4, 2023, we filed a Post-Effective Amendment to our Registration Statement to register two new classes of common stock (Class Y shares and Class Z shares) with the SEC. On November 1, 2023, the Post-Effective Amendment to our Registration Statement became effective with the SEC. Also, on November 1, 2023, we filed articles supplementary to our Charter which reclassified 200,000,000 Class T shares as Class Y shares and 70,000,000 Class A shares as Class Z shares. Effective as of November 1, 2023, we are offering Class Y shares and Class Z shares in our Primary Offering for $9.30 per share and are offering Class A shares, Class P shares, Class T shares, Class W shares, Class Y shares and Class Z shares pursuant to our distribution reinvestment plan for $9.30 per share (collectively, the “Public Offering”). We are no longer offering Class A shares, Class T shares or Class W shares in our Primary Offering. As of March 31, 2024, approximately 2.9 million Class A shares, approximately 4.8 million Class T shares, approximately 0.7 million Class W shares, approximately 1.4 million Class Y shares and approximately 0.1 million Class Z shares had been sold in the Public Offering for gross offering proceeds of approximately $30.3 million, approximately $48.1 million, approximately $6.3 million, approximately $13.4 million and approximately $1.1 million, respectively. Through our distribution reinvestment plan, we have issued approximately 0.6 million Class P shares, approximately 88,000 Class A shares, approximately 145,500 Class T shares, approximately 21,000 Class W shares, approximately 5,000 Class Y shares and approximately 500 Class Z shares for gross proceeds of approximately $8.6 million.

We have invested the net proceeds from our Private Offering and Public Offering primarily in self storage facilities consisting of both income-producing and growth properties located in the United States and Canada. As of March 31, 2024, we owned 24 operating self storage properties located in seven states (Arizona, Delaware, Florida, Nevada, Oregon, Pennsylvania and Washington) and three Canadian provinces (Alberta, British Columbia and Ontario), 50% equity interests in five unconsolidated real estate ventures located in two Canadian provinces (Ontario and Quebec) that are intended to be developed into self storage facilities, with subsidiaries of SmartCentres Real Estate Investment Trust (“SmartCentres”) owning the other 50% of such entity and two development properties in Florida and Ontario.

As of March 31, 2024, our operating self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)		Rental Income %(4)
Alberta	1	495	49,600	2%	84%	(5)	3%
Arizona	4	2,850	379,065	18%	85%	(5)	15%
British Columbia	1	470	39,040	2%	88%	(5)	3%
Delaware	1	830	80,585	4%	81%	(5)	3%
Florida	4	2,190	270,975	13%	87%	(5)	12%
Nevada	1	335	51,900	2%	96%		3%
Ontario	9	8,945	992,445	47%	82%	(5)	50%
Oregon	1	520	55,830	3%	93%		3%
Pennsylvania	1	810	78,040	4%	91%		4%
Washington	1	1,095	99,800	5%	84%		4%
	24	18,540	2,097,280	100%	85%		100%

(1)
Includes all rentable units, consisting of storage units and parking units (approximately 975 units).
(2)
Includes all rentable square feet consisting of storage units and parking units (approximately 247,900 square feet).
(3)
Represents the occupied square feet of all facilities we owned in a state divided by total rentable square feet of all the facilities we owned in such state as of March 31, 2024.
(4)
Represents rental income for all facilities we own in a state divided by our total rental income for the month ended March 31, 2024.
(5)
The following recently acquired properties are newly constructed or lease-up properties. The properties' occupancy as of their respective acquisition dates and as of March 31, 2024 are as follows:

Property	Acquisition Date	Initial Occupancy %	March 31, 2024 Physical Occupancy %
Bradenton - FL	12/30/2021	54%	73%
Newark - DE	4/26/2022	27%	81%
Chandler - AZ	5/17/2022	58%	80%
Cambridge - ONT	12/20/2022	60%	85%
North York - ONT	1/31/2023	30%	80%
Edmonton - AB	1/31/2023	22%	84%
Vancouver - BC	5/4/2023	38%	83%
Mississauga II - ONT	6/19/2023	15%	55%

Development properties

Bradenton Land

On February 16, 2023, we, through an indirect, wholly-owned subsidiary of our Operating Partnership, acquired a parcel of land adjacent to our property in Bradenton, Florida (the “Bradenton Land”) from an unaffiliated third party. The purchase price for the Bradenton Land was approximately $1.4 million, plus closing costs and an acquisition fee to our advisor, which was funded by proceeds from our Primary Offering. We intend to expand our current self storage property on the Bradenton Land. Estimated development cost is approximately $5 million, which we expect to fund with a combination of net proceeds from our Primary Offering and/or potential future debt financing.

Etobicoke Land

On March 27, 2023, we, through an indirect, wholly-owned subsidiary of our Operating Partnership, acquired a parcel of land to be developed into a self storage facility located in Etobicoke, in the city of Toronto, Ontario (the “Etobicoke Land”) from an unaffiliated third party. The purchase price for the Etobicoke Land was approximately CAD $2.2 million, plus closing costs and an acquisition fee to our advisor. We funded such acquisition with net proceeds from our Primary Offering. Estimated development costs is approximately CAD $20 million, which we expect to fund with a combination of net proceeds from our Primary Offering and/or potential future debt financing.

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

The following table summarizes our 50% ownership interests in unconsolidated real estate ventures as of March 31, 2024:

	Location	Date Real Estate Venture Acquired Land	Real Estate Venture Status	Estimated Completion Date	Approx. Units at Completion	Approx. Sq. Ft. (net) at Completion
Toronto	Toronto, Ontario	April 2021	Under Development	First half of 2025	1,200	98,500
Toronto II	Toronto, Ontario	December 2021	Under Development	First half of 2025	1,500	121,500
Dorval	Dorval, Quebec	February 2023	Under Development	Second half of 2025	1,250	112,000
Hamilton	Hamilton, Ontario	November 2023	Under Development	First half of 2025	950	100,000
Montreal	Montreal, Quebec	January 2024	Under Development	First half of 2026	1,450	124,000
					6,350	556,000

Our 50% share of development costs are currently expected to be approximately CAD $10.7 million for the Toronto Property, approximately CAD $8.0 million for the Toronto II Property, approximately CAD $11.0 million for the Dorval Property, approximately CAD $5.9 million for the Hamilton Property and approximately CAD $14.4 million for the Montreal Property, and are expected to be funded with debt proceeds.

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

On March 10, 2021, we commenced formal operations and we acquired our first six self storage properties during 2021. As of March 31, 2024 and 2023, we owned 24 and 17 operating self storage facilities, respectively.

Our operating results for the three months ended March 31, 2024 include full period results for 24 properties. Our operating results for the three months ended March 31, 2023 include full period results for 15 properties and partial period results for two self storage property acquired during the first quarter of 2023. As such, we believe there is little basis for comparison between the three months ended March 31, 2024 and 2023. Operating results in future periods will depend on the results of operations of these properties and the real estate properties that we acquire in the future.

Comparison of the three months ended March 31, 2024 and 2023

Total Revenues

Total revenues for the three months ended March 31, 2024 and 2023 were approximately $6.6 million and approximately $3.9 million, respectively. The increase in total revenue of approximately $2.7 million is primarily attributable to a full quarter of operations for 24 properties in the first quarter of 2024, compared to a full quarter of operations for 15 properties and partial quarter of operations for two properties acquired in the first quarter of 2023. We expect total revenues to increase in the future commensurate with our future acquisition activity and lease-up of our non-stabilized properties.

Property Operating Expenses

Property operating expenses for the three months ended March 31, 2024 and 2023 were approximately $2.9 million and approximately $1.8 million, respectively. Property operating expenses include the costs to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses of approximately $1.1 million is primarily attributable to a full quarter of operations for 24 properties in the first quarter of 2024, compared to a full quarter of operations for 15 properties and partial quarter of operations for two properties acquired in the first quarter of 2023. We expect property operating expenses to increase in the future as our operational activity increases but decrease as a percentage of total revenues as we lease-up our non-stabilized properties.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the three months ended March 31, 2024 and 2023 were approximately $1.3 million and approximately $0.8 million, respectively. Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses – affiliates of approximately $0.5 million is primarily attributable to a full quarter of operations for 24 properties in the first quarter of 2024, compared to a full quarter of operations for 15 properties and partial quarter of operations for two property acquired in the first quarter of 2023. We expect property operating expenses – affiliates to increase in the future as our operational activity increases.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2024 and 2023 were approximately $1.6 million and approximately $0.9 million, respectively. General and administrative expenses consist primarily of legal expenses, directors’ and officers’ insurance, transfer agent fees, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors related costs. The increase in general and administrative expenses of approximately $0.7 million is primarily attributable to an increase in costs commensurate with the increase in our operational activity. We expect general and administrative expenses to increase in the future as our operational activity increases, but decrease as a percentage of total revenue.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended March 31, 2024 and 2023 were approximately $4.2 million and approximately $2.8 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The increase in depreciation and amortization expense of approximately $1.4 million is primarily attributable to a full quarter of operations for 24 properties in the first quarter of 2024, compared to a full quarter of operations for 15 properties and partial quarter of operations for two properties acquired in the first quarter of 2023. We expect depreciation and amortization expense to increase in future periods commensurate with our future acquisition activity.

Acquisition Expenses – Affiliates

Acquisition expenses – affiliates for the three months ended March 31, 2024 and 2023 were approximately $0.2 million and approximately $0.1 million, respectively. Acquisition expenses primarily relate to the costs associated with our potential acquisitions prior to the acquisitions becoming probable in accordance with our capitalization policy. We expect acquisition expenses- affiliates to fluctuate in the future commensurate with our acquisition activity.

Other Property Acquisition Expenses

Other property acquisition expenses for each of the three months ended March 31, 2024 and 2023 were approximately $0.1 million. Acquisition expenses primarily relate to the costs associated with our potential acquisitions prior to the acquisitions becoming probable in accordance with our capitalization policy. We expect other property acquisition expenses to fluctuate in the future commensurate with our acquisition activity.

Interest Expense

Interest expense for the three months ended March 31, 2024 and 2023 was approximately $4.7 million and approximately $3.1 million, respectively. The increase in Interest expense primarily relates to interest incurred on the loans on our 24 self storage properties in 2024 compared to 17 properties in 2023 and the impact of derivatives we elected hedge accounting. We expect interest expense to fluctuate in the future commensurate with our future debt level and interest rates.

Interest Expense – Debt Issuance Costs

Interest expense – debt issuance costs for the three months ended March 31, 2024 and 2023 were approximately $0.3 million and approximately $0.2 million, respectively. Interest expense – debt issuance costs reflects the amortization of fees incurred in connection with obtaining financing. We expect interest expense – debt issuance costs to increase commensurate with our future financing activity.

Derivative fair value adjustment

Derivative fair value adjustment for the three months ended March 31, 2024 and 2023 was approximately $1.6 million and $0, respectively. Derivative fair value adjustment consists of fair market value adjustment of our interest rate derivatives we elected not to apply hedge accounting. We expect the derivative fair value adjustment to change in the future based upon changes in interest rates.

Foreign currency adjustment

Foreign currency adjustment for the three months ended March 31, 2024 and 2023 was approximately $2.2 million and approximately $0.5 million, respectively. Foreign currency adjustment consists of changes in foreign currency related to our net investments in unconsolidated real estate ventures not classified as long term in accordance with GAAP. We expect foreign currency adjustment to change in the future based upon changes in exchange rates, as well as future net investments in real estate in currencies other than United States dollars.

Liquidity and Capital Resources

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the three months ended March 31, 2024 and 2023 is as follows:

	Three Months Ended
	March 31, 2024	March 31, 2023	Change
Net cash flow provided by (used in):
Operating activities	$(785,689)	$(1,657,189)	$871,500
Investing activities	(8,703,765)	(55,094,346)	46,390,581
Financing activities	4,389,187	56,592,133	(52,202,946)

Cash flows used in operating activities for the three months ended March 31, 2024 and 2023 were approximately $0.8 million and approximately $1.7 million, respectively, a change of approximately $0.9 million. The decrease in cash used in our operating activities is primarily the result of change in operating assets and liabilities.

Cash flows used in investing activities for the three months ended March 31, 2024 and 2023 were approximately $8.7 million and approximately $55.1 million, respectively, a change of approximately $46.4 million. The decrease in cash used in our investing activities is primarily the result of cash used for the purchase of real estate partially offset by investments in unconsolidated real estate ventures.

Cash flows provided by financing activities for the three months ended March 31, 2024 and 2023 were approximately $4.4 million and approximately $56.6 million, respectively, a change of approximately $52.2 million. The decrease in cash provided by our financing activities is primarily the result of a decrease in net debt proceeds totaling $33.8 million and net proceeds raised from issuance of preferred equity $15 million.

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

Distributions will be paid to our stockholders as of the record date selected by our board of directors. We pay distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. We expect to continue to regularly pay distributions unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions will be authorized at the discretion of our board of directors, which will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. Our board of directors may increase, decrease or eliminate the distribution rate that is being paid at any time. Distributions will be made on all classes of our common stock at the same time. The per share amount of distributions on different classes of shares will likely differ because of different allocations of class-specific expenses. Specifically, distributions on Class T shares, Class W shares, Class Y shares and Class Z shares will likely be lower than distributions on Class A shares and Class P shares because Class T shares and Class Y shares are subject to ongoing stockholder servicing fees and Class W shares and Class Z shares are subject to ongoing dealer manager servicing fees. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

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

The following shows our cash distributions and the sources of such cash distributions for the respective periods presented:

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
Distributions paid in cash — common stockholders	$1,801,202		$1,396,733
Distributions paid in cash — preferred unitholders in our Operating Partnership	—		87,500
Distributions paid in cash — preferred stockholders	3,131,250		—
Distributions paid in cash — Operating Partnership unitholders	84,870		84,089
Distributions reinvested	1,303,340		974,931
Total distributions	$6,320,662		$2,543,253
Source of distributions
Cash flows provided by operations	$—	0.0%	$—	0.0%
Proceeds from offerings	5,017,322	79.4%	1,568,322	61.7%
Offering proceeds from distribution reinvestment plan	1,303,340	20.6%	974,931	38.3%
Total sources	$6,320,662	100.0%	$2,543,253	100.0%

From our inception through March 31, 2024, we have paid cumulative distributions of approximately $30.2 million, as compared to cumulative net loss attributable to our common stockholders of approximately $76.0 million.

For the three months ended March 31, 2024, we paid distributions of approximately $6.3 million, as compared to a net loss attributable to our common stockholders of approximately $11.9 million. Net loss attributable to our common stockholders for the three months ended March 31, 2024, reflects non-cash depreciation and amortization of approximately $4.2 million and acquisition related expenses of approximately $0.2 million.

From our inception through March 31, 2024, cumulative net loss attributable to our common stockholders reflects non-cash depreciation and amortization of approximately $26.7 million, and acquisition related expenses of approximately $4.6 million.

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

Indebtedness

As of March 31, 2024, our total indebtedness was approximately $283.0 million which included approximately $279.8 million of variable rate debt and approximately $4.7 million of fixed rate debt, less approximately $1.5 million in net debt issuance costs. See Note 5 – Debt, of the Notes to the Consolidated Financial Statements contained in this report for more information about our indebtedness.

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

Our material cash requirements from known contractual and other obligations primarily relate to the following, for which information on both a short-term and long-term basis is provided in the indicated notes to the consolidated financial statements:

•
Debt — Refer to Note 5 of the Notes to the Consolidated Financial Statements. As of March 31, 2024 excluding the impact of our interest rate hedging activities, future cash payments for interest on debt over the next 12 months is approximately $22.5 million. As of March 31, 2024 future cash payments for maturing debt over the next 12 months is approximately $23.5 million. We expect to meet these future obligations with a combination of proceeds from our Primary Offering, operations, exercising debt extension options and future debt financing.
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

The following table presents the future principal payments required on outstanding debt as of March 31, 2024:

2024	$22,838,504
2025	261,632,074
Thereafter	—
Total payments	284,470,578
Debt issuance costs, net	(1,490,347)
Total	$282,980,231

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

As of March 31, 2024, our total indebtedness was approximately $283.0 million, which included approximately $279.8 million in variable rate debt and approximately $4.7 million in fixed rate debt, less approximately $1.5 million in net debt issuance costs. A change in interest rates on variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase by 100 basis points, the increase in interest, net of our interest rate derivatives, would decrease future earnings and cash flows by approximately $0.2 million annually.

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

The following table summarizes future debt maturities and average interest rates on our outstanding debt as of March 31, 2024:

	Payments due during the years ended December 31,
	2024	2025	2026	2027	2028	Thereafter	Total
Variable rate debt	$18,101,681	$261,632,074	$—	$—	$—	$—	$279,733,755
Average interest rate(1)	8.10%	8.10%	N/A	N/A	N/A	N/A
Fixed rate debt (1)	$4,736,823	$—	$—	$—	$—	$—	$4,736,823
Average interest rate	4.125%	N/A	N/A	N/A	N/A	N/A

(1)
Interest expense for fixed rate debt was calculated based upon the contractual rate and the interest expense on variable rate debt was calculated based on the rate in effect on March 31, 2024, excluding the impact of interest rate derivatives. The Huntington Credit Facility, National Bank of Canada - Burlington Loan, National Bank of Canada - Cambridge Loan, National Bank of Canada - North York, Bank of Montreal and National Bank of Canada - Ontario loan have variable rates, however, we entered into interest rate caps or swap agreements that fix SOFR at 2.12%, CDOR at 4.02%, CDOR at 3.83%, CDOR at 3.79%, CDOR at 4.47% and CDOR at 4.73% respectively until the maturity of the loan. Debt denominated in foreign currency has been converted based on the rate in effect as of March 31, 2024.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The following should be read in conjunction with the risk factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2023.

We have incurred a net loss to date, have an accumulated deficit and our operations may not be profitable in 2024.

We incurred a net loss attributable to common stockholders of approximately $11.9 million for the three months ended March 31, 2024. Our accumulated deficit was approximately $76.0 million as of March 31, 2024. Given that we are still early in our fundraising and acquisition stage, our operations may not be profitable in 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)
Distribution Reinvestment Plan - Class P Shares

During the three months ended March 31, 2024, through our distribution reinvestment plan, we have issued approximately 74,500 Class P shares to investors who originally purchased shares in our Private Offering, for gross proceeds of approximately $0.7 million. No sales commissions or dealer manager fees are paid in connection with the sale of shares pursuant to our distribution reinvestment plan. Each of the purchasers of our shares of common stock under our Private Offering has represented that he or she is an accredited investor. Based upon these representations, we believe that the foregoing issuances of our shares of Class P common stock were exempt from the registration requirements pursuant to Rule 506 and Section 4(a)(2) of the Act and Regulation D promulgated thereunder.

(b)
On March 17, 2022, our Public Offering (SEC File No. 333-256598) of up to $1.0 billion in shares of our common stock in our Primary Offering was declared effective by the SEC, consisting of five classes of shares: Class A shares for $10.33 per share (up to $450 million in shares), Class T shares for $10.00 per share (up to $450 million in shares), Class W shares for $9.40 per share (up to $100 million in shares), Class Y shares for $9.30 per share (up to $800 in shares), and Class Z shares for $9.30 per share (up to $200 million in shares) and up to $95 million in shares pursuant to our distribution reinvestment plan at $9.30 per share for Class A, Class T, Class W, Class Y and Class Z shares. As of March 31, 2024, we had sold approximately 2.9 million Class A shares for gross offering proceeds of approximately $30.3 million, approximately 4.8 million Class T shares for gross offering proceeds of approximately $48.1 million, approximately 0.7 million Class W shares for gross offering proceeds of approximately $6.3 million, approximately 1.4 million Class Y shares for gross offering proceeds of approximately $13.4 million and approximately 0.1 million Class Z shares for gross offering proceeds of approximately $1.1 million pursuant to our Primary Offering. Through our distribution reinvestment plan, we have issued approximately 88,000 Class A shares, approximately 145,500 Class T shares, approximately 21,000 Class W shares, approximately 5,000 Class Y shares and approximately 500 Class Z shares for gross proceeds of approximately $2.5 million. We have incurred approximately $9.0 million in sales commissions and dealer manager fees (of which approximately $4.4 million was re-allowed to a third party broker-dealer) in connection with the Primary Offering, and approximately $4.1 million in organization and offering costs.
(c)
Our share redemption program enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our Registration Statement on Form S-11 (SEC Registration No. 333-256598). During the three months ended March 31, 2024, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) That May Yet to be Purchased Under the Plans or Programs
January 31, 2024	91,030	$8.62	—	839,687
February 29, 2024	—	—	—	839,687
March 31, 2024	—	—	—	839,687

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

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended March 31, 2024 (and are numbered in accordance with Item 601 of Regulation S-K).

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

101*

The following Strategic Storage Trust VI, Inc. financial information for the three months ended March 31, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Equity and Temporary Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

104*	The cover page from the Strategic Storage Trust VI, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, has been formatted in Inline XBRL.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STORAGE TRUST VI, INC. (Registrant)
Dated: May 13, 2024	By:	/s/ Matt F. Lopez
Matt F. Lopez Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)