Form 10-Q
period 2024-06-30
Strategic Storage Trust VI, Inc.
filed 2024-08-09
CIK 1852575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 8, 2024, there were 11,195,761 outstanding shares of Class P common stock, 3,347,205 outstanding shares of Class A common stock, 5,336,778 outstanding shares of Class T common stock, 699,387 outstanding shares of Class W common stock, 2,732,190 outstanding shares of Class Y common stock, and 183,690 outstanding shares of Class Z common stock of the registrant.

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

The accompanying consolidated financial statements should be read in conjunction with the notes to our consolidated financial statements included in this report on Form 10-Q. The accompanying consolidated financial statements should also be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023. Our results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2024 (Unaudited)	December 31, 2023
ASSETS
Real estate facilities:
Land	$112,937,373	$115,472,022
Buildings	379,107,016	384,707,258
Site improvements	13,696,184	13,827,605
	505,740,573	514,006,885
Accumulated depreciation	(21,791,813)	(15,660,337)
	483,948,760	498,346,548
Construction in process	10,677,254	6,451,632
Real estate facilities, net	494,626,014	504,798,180
Cash and cash equivalents	5,672,564	9,007,938
Restricted cash	10,334,805	16,700,133
Investments in unconsolidated real estate ventures (Note 4)	29,170,164	17,526,713
Other assets, net	9,778,262	9,756,411
Intangible assets, net of accumulated amortization	1,168,209	3,127,231
Total assets	$550,750,018	$560,916,606
LIABILITIES, TEMPORARY EQUITY AND EQUITY
Debt, net	$280,699,673	$286,484,421
Accounts payable and accrued liabilities	12,915,109	11,884,545
Distributions payable	4,214,378	4,203,032
Due to affiliates	13,733,956	5,933,969
Total liabilities	311,563,116	308,505,967
Commitments and contingencies (Note 9)
Redeemable common stock	8,265,859	6,727,982
Series B Convertible Preferred Stock, $0.001 par value; 150,000 shares authorized; 150,000 and 150,000 issued and outstanding at June 30, 2024 and December 31, 2023, respectively, with aggregate liquidation preferences of $153,079,824 and $153,131,250 at June 30, 2024 and December 31, 2023, respectively	148,599,723	148,599,723
Equity:
Strategic Storage Trust VI, Inc.:
Preferred Stock, $0.001 par value; 200,000,000 shares authorized; 0 issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Class P Common stock, $0.001 par value; 30,000,000 shares authorized; 11,176,499 and 11,100,444 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	11,176	11,100
Class A Common stock, $0.001 par value; 230,000,000 shares authorized; 3,383,188 and 3,339,780 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	3,383	3,340
Class T Common stock, $0.001 par value; 100,000,000 shares authorized; 5,333,283 and 5,289,743 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	5,333	5,290
Class W Common stock, $0.001 par value; 70,000,000 shares authorized; 697,713 and 687,653 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	698	688
Class Y Common stock, $0.001 par value; 200,000,000 shares authorized; 2,311,302 and 382,656 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	2,311	383
Class Z Common stock, $0.001 par value; 70,000,000 shares authorized; 157,590 and 36,559 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	158	37
Additional paid-in capital	191,243,053	174,586,716
Distributions	(25,055,442)	(18,590,483)
Accumulated deficit	(87,406,576)	(64,094,793)
Accumulated other comprehensive income (loss)	(1,191,656)	449,185
Total Strategic Storage Trust VI, Inc. equity	77,612,438	92,371,463
Noncontrolling interests in our Operating Partnership	874,557	1,514,388
Noncontrolling Series C Subordinated Units in our Operating Partnership	3,834,325	3,197,083
Total noncontrolling interest	4,708,882	4,711,471
Total equity	82,321,320	97,082,934
Total liabilities, temporary equity and equity	$550,750,018	$560,916,606

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Self storage rental revenue	$6,946,834	$4,487,714	$13,524,421	$8,375,141
Ancillary operating revenue	49,554	46,441	88,878	78,616
Total revenues	6,996,388	4,534,155	13,613,299	8,453,757
Operating expenses:
Property operating expenses	2,765,425	2,067,652	5,694,139	3,868,833
Property operating expenses – affiliates	1,287,048	1,003,774	2,567,643	1,827,118
General and administrative	1,593,060	1,630,650	3,147,798	2,512,981
Depreciation	3,172,390	2,296,874	6,347,622	4,230,405
Intangible amortization expense	838,548	960,402	1,878,146	1,837,936
Acquisition expense – affiliates	135,630	142,727	314,053	280,899
Other property acquisition expenses	49,801	636,532	103,842	738,338
Total operating expenses	9,841,902	8,738,611	20,053,243	15,296,510
Operating loss	(2,845,514)	(4,204,456)	(6,439,944)	(6,842,753)
Other income (expense):
Interest expense	(4,532,579)	(3,438,534)	(9,242,874)	(6,563,722)
Interest expense – debt issuance costs	(277,667)	(603,077)	(553,925)	(811,620)
Derivative fair value adjustment	147,357	(104,453)	1,763,673	(104,453)
Other	157,331	144,823	345,149	150,205
Foreign currency adjustment	(1,151,535)	1,066,664	(3,357,638)	598,510
Net loss	(8,502,607)	(7,139,033)	(17,485,559)	(13,573,833)
Less: Distributions to preferred unitholders in our Operating Partnership	—	(93,333)	—	(271,250)
Less: Distributions to preferred stockholders	(3,085,113)	(2,087,500)	(6,251,155)	(2,087,500)
Less: Accretion of preferred equity costs	—	(174,072)	—	(189,920)
Net loss attributable to the noncontrolling interests in our Operating Partnership	202,777	217,450	428,150	425,875
Net loss attributable to Strategic Storage Trust VI, Inc. common stockholders	$(11,384,943)	$(9,276,488)	$(23,308,564)	$(15,696,628)
Net loss per Class P share—basic and diluted	$(0.50)	$(0.51)	$(1.06)	$(0.90)
Net loss per Class A share—basic and diluted	$(0.50)	$(0.51)	$(1.06)	$(0.90)
Net loss per Class T share—basic and diluted	$(0.50)	$(0.51)	$(1.06)	$(0.90)
Net loss per Class W share—basic and diluted	$(0.50)	$(0.51)	$(1.06)	$(0.90)
Net loss per Class Y share—basic and diluted	$(0.50)	$—	$(1.06)	$—
Net loss per Class Z share—basic and diluted	$(0.50)	$—	$(1.06)	$—
Weighted average Class P shares outstanding—basic and diluted	11,163,181	10,953,437	11,150,159	10,917,182
Weighted average Class A shares outstanding—basic and diluted	3,369,755	2,418,643	3,360,831	2,280,059
Weighted average Class T shares outstanding—basic and diluted	5,322,378	4,251,266	5,291,281	3,926,875
Weighted average Class W shares outstanding—basic and diluted	695,344	476,435	687,983	395,962
Weighted average Class Y shares outstanding—basic and diluted	1,872,410	—	1,406,340	—
Weighted average Class Z shares outstanding—basic and diluted	143,445	—	114,803	—

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(8,502,607)	$(7,139,033)	$(17,485,559)	$(13,573,833)
Other comprehensive income (loss):
Foreign currency translation adjustment	(649,607)	750,705	(2,200,489)	312,946
Foreign currency hedge contract	9,257	—	(11,913)	—
Interest rate hedge contract	(247,881)	2,310,752	529,461	2,152,399
Other comprehensive loss	(888,231)	3,061,457	(1,682,941)	2,465,345
Comprehensive loss	(9,390,838)	(4,077,576)	(19,168,500)	(11,108,488)
Comprehensive loss attributable to noncontrolling interests:
Comprehensive loss attributable to the noncontrolling interests in our Operating Partnership	224,005	126,079	470,251	353,403
Comprehensive loss attributable to Strategic Storage Trust VI, Inc. stockholders	$(9,166,833)	$(3,951,497)	$(18,698,249)	$(10,755,085)

See notes to consolidated financial statements.

Strategic Storage Trust VI, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND TEMPORARY EQUITY

(UNAUDITED)

	Common Stock													Noncontrolling Interest
	Class P		Class A		Class T		Class W							in our Operating Partnership
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Strategic Storage Trust VI, Inc. Equity	Noncontrolling Interests	Total Equity	Redeemable Common Stock	Preferred Equity in our Operating Partnership	Preferred Stock
Balance as of December 31, 2022	10,841,745	$10,842	1,766,539	$1,767	3,015,798	$3,016	248,369	$248	$134,820,961	$(7,793,929)	$(16,727,700)	$(61,416)	$110,253,789	$2,807,481	$113,061,270	$2,873,848	$—	$—
Gross proceeds from issuance of common stock	—	—	294,558	294	673,565	674	140,638	141	11,096,021	—	—	—	11,097,130	—	11,097,130	—	—	—
Offering costs	—	—	—	—	—	—	—	—	(1,316,106)	—	—	—	(1,316,106)	—	(1,316,106)	—	—	—
Reimbursement of offering cost by Advisor	—	—	—	—	—	—	—	—	13,220	—	—	—	13,220	—	13,220	—	—	—
Changes to redeemable common stock	—	—	—	—	—	—	—	—	(974,931)	—	—	—	(974,931)	—	(974,931)	974,931	—	—
Distributions ($0.15 per share)	—	—	—	—	—	—	—	—	—	(2,430,525)	—	—	(2,430,525)	—	(2,430,525)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	(84,089)	(84,089)	—	—	—
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(177,917)	—
Issuance of shares for distribution reinvestment plan	73,145	73	10,180	10	16,868	16	2,123	2	974,830	—	—	—	974,931	—	974,931	—	—	—
Stock based compensation expense	—	—	—	—	—	—	—	—	4,842	—	—	—	4,842	—	4,842	—	—	—
Gross proceeds from issuance of preferred equity in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	15,000,000	—
Preferred equity issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(189,920)	—
Accretion of preferred equity issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	15,848	—
Net loss attributable to Strategic Storage Trust VI, Inc.	—	—	—	—	—	—	—	—	—	—	(6,420,140)	—	(6,420,140)	—	(6,420,140)	—	177,917	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	(208,425)	(208,425)	—	—	—
Interest rate hedge contracts	—	—	—	—	—	—	—	—	—	—	—	(153,361)	(153,361)	(4,992)	(158,353)	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(423,852)	(423,852)	(13,907)	(437,759)	—	—	—
Balance as of March 31, 2023	10,914,890	$10,915	2,071,277	$2,071	3,706,231	$3,706	391,130	$391	$144,618,837	$(10,224,454)	$(23,147,840)	$(638,629)	$110,624,997	$2,496,068	$113,121,065	$3,848,779	$14,825,928	$—

See notes to consolidated financial statements.

Strategic Storage Trust VI, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND TEMPORARY EQUITY (CONTINUED)

(UNAUDITED)

	Common Stock													Noncontrolling Interest
	Class P		Class A		Class T		Class W							in our Operating Partnership
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Strategic Storage Trust VI, Inc. Equity	Noncontrolling Interests	Total Equity	Redeemable Common Stock	Preferred Equity in our Operating Partnership	Preferred Stock
Balance as of March 31, 2023	10,914,890	$10,915	2,071,277	$2,071	3,706,231	$3,706	391,130	$391	$144,618,837	$(10,224,454)	$(23,147,840)	$(638,629)	$110,624,997	$2,496,068	$113,121,065	$3,848,779	$14,825,928	$—
Gross proceeds from issuance of common stock	—	—	270,715	271	481,581	482	126,596	127	8,791,923	—	—	—	8,792,803	—	8,792,803	—	—	—
Offering costs	—	—	—	—	—	—	—	—	(1,100,021)	—	—	—	(1,100,021)	—	(1,100,021)	—	—	—
Reimbursement of offering cost by Advisor	—	—	—	—	—	—	—	—	11,900	—	—	—	11,900	—	11,900	—	—	—
Changes to redeemable common stock	—	—	—	—	—	—	—	—	(1,078,951)	—	—	—	(1,078,951)	—	(1,078,951)	1,078,951	—	—
Redemption of common stock	(10,811)	(11)	(4,990)	(5)	(3,400)	(3)	—	—	—	—	—	—	(19)	—	(19)	(178,024)	—	—
Distributions ($0.15 per share)	—	—	—	—	—	—	—	—	—	(2,609,715)	—	—	(2,609,715)	—	(2,609,715)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	(85,022)	(85,022)	—	—	—
Issuance of shares for distribution reinvestment plan	75,101	75	12,243	12	22,443	22	3,421	3	1,078,839	—	—	—	1,078,951	—	1,078,951	—	—	—
Issuance of restricted stock	—	—	11,250	11	—	—	—	—	—	—	—	—	11	—	11	—	—	—
Stock based compensation expense	—	—	—	—	—	—	—	—	4,842	—	—	—	4,842	—	4,842	—	—	—
Distributions to preferred unitholders in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(93,333)	—
Redemption of preferred equity in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(15,000,000)	—
Accretion of preferred equity issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	174,072	—
Distributions to preferred stockholders	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,087,500)
Gross proceeds from issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	150,000,000
Preferred stock issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,400,277)
Net loss attributable to Strategic Storage Trust VI, Inc.	—	—	—	—	—	—	—	—	—	—	(9,276,488)	—	(9,276,488)	—	(9,276,488)	—	93,333	2,087,500
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	(217,450)	(217,450)	—	—	—
Interest rate swap and cap contract gain	—	—	—	—	—	—	—	—	—	—	—	2,241,660	2,241,660	69,092	2,310,752	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	728,426	728,426	22,279	750,705	—	—	—
Balance as of June 30, 2023	10,979,180	$10,979	2,360,495	$2,360	4,206,855	$4,207	521,147	$521	$152,327,369	$(12,834,169)	$(32,424,328)	$2,331,457	$109,418,396	$2,284,967	$111,703,363	$4,749,706	$—	$148,599,723

See notes to consolidated financial statements.

Strategic Storage Trust VI, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND TEMPORARY EQUITY (CONTINUED)

(UNAUDITED)

	Common Stock																	Noncontrolling Interest
	Class P		Class A		Class T		Class W		Class Y		Class Z							in our Operating Partnership
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Strategic Storage Trust VI, Inc. Equity	Noncontrolling Interests	Series C Subordinated Units	Total Equity	Redeemable Common Stock	Preferred Stock
Balance as of December 31, 2023	11,100,444	$11,100	3,339,780	$3,340	5,289,743	$5,290	687,653	$688	382,656	$383	36,559	$37	$174,586,716	$(18,590,483)	$(64,094,793)	$449,185	$92,371,463	$1,514,388	$3,197,083	$97,082,934	$6,727,982	$148,599,723
Gross proceeds from issuance of common stock	—	—	—	—	—	—	—	—	1,054,322	1,054	83,978	84	10,585,055	—	—	—	10,586,193	—	—	10,586,193	—	—
Offering costs	—	—	—	—	—	—	—	—	—	—	—	—	(1,258,498)	—	—	—	(1,258,498)	—	—	(1,258,498)	—	—
Changes to redeemable common stock	—	—	—	—	—	—	—	—	—	—	—	—	(1,303,340)	—	—	—	(1,303,340)	—	—	(1,303,340)	1,303,340	—
Redemption of common stock	(5,494)	(5)	—	—	(8,217)	(8)	—	—	—	—	—	—	—	—	—	—	(13)	—	—	(13)	(784,542)	—
Distributions ($0.15 per share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,161,870)	—	—	(3,161,870)	—	—	(3,161,870)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(84,790)	—	(84,790)	—	—
Distributions to preferred shareholders	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,166,042)
Issuance of shares for distribution reinvestment plan (DRP)	74,503	74	22,403	22	33,026	33	4,978	5	4,810	5	412	—	1,303,201	—	—	—	1,303,340	—	—	1,303,340	—	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	8,070	—	—	—	8,070	—	—	8,070	—	—
Issuance of Series C Subordinated Units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	359,926	359,926	—	—
Net loss attributable to Strategic Storage Trust VI, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(11,923,621)	—	(11,923,621)	—	—	(11,923,621)	—	3,166,042
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(225,373)	—	(225,373)	—	—
Interest rate hedge contracts	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	758,374	758,374	18,968	—	777,342	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,511,559)	(1,511,559)	(39,323)	—	(1,550,882)	—	—
Foreign currency hedge contract	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(20,652)	(20,652)	(518)	—	(21,170)	—	—
Balance as of March 31, 2024	11,169,453	$11,169	3,362,183	$3,362	5,314,552	$5,315	692,631	$693	1,441,788	$1,442	120,949	$121	$183,921,204	$(21,752,353)	$(76,018,414)	$(324,652)	$85,847,887	$1,183,352	$3,557,009	$90,588,248	$7,246,780	$148,599,723

See notes to consolidated financial statements.

Strategic Storage Trust VI, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND TEMPORARY EQUITY (CONTINUED)

(UNAUDITED)

	Common Stock																	Noncontrolling Interest
	Class P		Class A		Class T		Class W		Class Y		Class Z							in our Operating Partnership
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Strategic Storage Trust VI, Inc. Equity	Noncontrolling Interests	Series C Subordinated Units	Total Equity	Redeemable Common Stock	Preferred Stock
Balance as of March 31, 2024	11,169,453	$11,169	3,362,183	$3,362	5,314,552	$5,315	692,631	$693	1,441,788	$1,442	120,949	$121	$183,921,204	$(21,752,353)	$(76,018,414)	$(324,652)	$85,847,887	$1,183,352	$3,557,009	$90,588,248	$7,246,780	$148,599,723
Gross proceeds from issuance of common stock	—	—	—	—	—	—	—	—	856,277	856	35,806	36	8,295,486	—	—	—	8,296,378	—	—	8,296,378	—	—
Offering costs	—	—	—	—	—	—	—	—	—	—	—	—	(984,775)	—	—	—	(984,775)	—	—	(984,775)	—	—
Changes to redeemable common stock	—	—	—	—	—	—	—	—	—	—	—	—	(1,410,065)	—	—	—	(1,410,065)	—	—	(1,410,065)	1,410,065	—
Redemption of common stock	(69,075)	(69)	(7,252)	(7)	(14,702)	(15)	—	—	—	—	—	—	—	—	—	—	(91)	—	—	(91)	(390,986)	—
Distributions ($0.15 per share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,303,089)	—	—	(3,303,089)	—	—	(3,303,089)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(84,791)	—	(84,791)	—	—
Distributions to preferred shareholders	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,085,113)
Issuance of shares for distribution reinvestment plan (DRP)	76,121	76	22,911	23	33,433	33	5,082	5	13,237	13	835	1	1,409,914	—	—	—	1,410,065	—	—	1,410,065	—	—
Issuance of restricted stock	—	—	5,000	5	—	—	—	—	—	—	—	—	—	—	—	—	5	—	—	5	—	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	8,070	—	—	—	8,070	—	—	8,070	—	—
Distribution of common stock	—	—	346	—	—	—	—	—	—	—	—	—	3,219	—	(3,219)	—	—	—	—	—	—	—
Issuance of Series C Subordinated Units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	277,316	277,316	—	—
Net loss attributable to Strategic Storage Trust VI, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(11,384,943)	—	(11,384,943)	—	—	(11,384,943)	—	3,085,113
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(202,777)	—	(202,777)	—	—
Interest rate hedge contracts	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(242,024)	(242,024)	(5,857)	—	(247,881)	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(634,019)	(634,019)	(15,588)	—	(649,607)	—	—
Foreign currency hedge contract	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	9,039	9,039	218	—	9,257	—	—
Balance as of June 30, 2024	11,176,499	$11,176	3,383,188	$3,383	5,333,283	$5,333	697,713	$698	2,311,302	$2,311	157,590	$158	$191,243,053	$(25,055,442)	$(87,406,576)	$(1,191,656)	$77,612,438	$874,557	$3,834,325	$82,321,320	$8,265,859	$148,599,723

See notes to consolidated financial statements.

STrategic Storage Trust VI, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(17,485,559)	$(13,573,833)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	8,225,768	6,068,341
Amortization of debt issuance costs	553,925	811,620
Stock based compensation expense related to issuance of restricted stock	16,140	9,684
Accretion of preferred equity costs	—	189,920
Unrealized derivative gain	174,001	—
Derivative fair value adjustment	(448,294)	104,453
Unrealized foreign currency adjustment	3,357,638	(598,510)
Changes in operating assets and liabilities:
Other assets, net	745,672	(1,392,461)
Purchase of interest rate derivative	(1,126,000)	(1,878,000)
Accounts payable and accrued liabilities	510,133	1,265,754
Due to affiliates	7,747,400	266,515
Net cash provided by (used in) operating activities	2,270,824	(8,726,517)
Cash flows from investing activities:
Purchase of real estate facilities	—	(250,502,233)
Additions to real estate facilities	(4,477,240)	(3,576,484)
Deposits on acquisitions of real estate facilities	—	(74,210)
Investment in company owned life insurance	—	(911,541)
Investments in unconsolidated real estate ventures	(11,913,676)	(2,810,299)
Net cash used in investing activities	(16,390,916)	(257,874,767)
Cash flows from financing activities:
Proceeds from issuance of secured debt	—	179,324,261
Repayment of secured debt	—	(50,000,000)
Scheduled principal payments of secured debt	(1,397,353)	(545,444)
Prepaid debt issuance costs	—	(42,000)
Debt issuance costs	—	(1,415,112)
Gross proceeds from issuance of common stock	18,882,572	19,855,323
Offering costs	(1,929,609)	(1,929,766)
Proceeds from issuance of preferred equity in our Operating Partnership	—	15,000,000
Redemption of preferred equity in our Operating Partnership	—	(15,000,000)
Preferred equity in our Operating Partnership issuance costs	—	(189,920)
Gross proceeds from issuance of preferred stock	—	150,000,000
Preferred stock issuance costs	—	(1,400,277)
Proceeds from issuance of Series C Units	637,242	—
Redemption of common stock	(903,578)	(22,508)
Distributions paid to common stockholders	(3,687,440)	(2,910,055)
Distributions paid to noncontrolling interest in our Operating Partnership	(170,591)	(170,046)
Distributions paid to preferred stockholders	(6,302,581)	—
Distributions paid to preferred unitholders in our Operating Partnership	—	(271,250)
Net cash provided by financing activities	5,128,662	290,283,206
Impact of foreign exchange rate changes on cash and restricted cash	(709,272)	(549,047)
Net change in cash, cash equivalents and restricted cash	(9,700,702)	23,132,875
Cash, cash equivalents and restricted cash, beginning of year	25,708,071	7,791,544
Cash, cash equivalents and restricted cash, end of year	$16,007,369	$30,924,419

STrategic Storage Trust VI, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

Supplemental disclosures and non-cash transactions:
Cash paid for interest, net of amounts capitalized	$8,159,301	$7,204,354
Real estate facilities in due to affiliates	$104,614	$2,567,640
Deposits applied to investments in unconsolidated real estate ventures	$331,335	$—
Debt issuance costs in due to affiliates	$—	$150,000
Proceeds from issuance of common stock in accounts payable and accrued liabilities	$—	$(176,400)
Offering costs included in accounts payable and accrued liabilities	$313,664	$546,652
Interest rate swap contract in other assets	$381,795	$1,994,683
Interest rate swap contracts in accounts payable and accrued liabilities	$110,168	$—
Issuance of shares pursuant to distribution reinvestment plan	$2,713,405	$2,053,882
Distributions payable to common and preferred stockholders	$4,186,425	$2,962,759
Distributions payable to noncontrolling interests in our Operating Partnership	$27,953	$28,030
Real estate and construction in process in accounts payable and accrued liabilities	$1,814,907	$1,001,124
Redemption of common stock in accounts payable and accrued liabilities	$391,073	$155,516
Deposits applied to acquisition of real estate	$—	$220,000

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

JUNE 30, 2024

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

Prior to the termination of our Private Offering, approximately 10.6 million shares of Class P common stock were sold for gross offering proceeds of approximately $100.7 million. As of June 30, 2024, approximately 2.9 million Class A shares, approximately 4.8 million Class T shares, approximately 0.7 million Class W shares, approximately 2.3 million Class Y shares and approximately 0.2 million Class Z shares had been sold in the Public Offering for gross offering proceeds of approximately $30.3 million, approximately $48.1 million, approximately $6.3 million, approximately $21.3 million and approximately $1.5 million, respectively. Through our distribution reinvestment plan, we have issued approximately 0.7 million Class P shares, approximately 0.1 million Class A shares, approximately 0.2 million Class T shares, approximately 26,000 Class W shares, approximately 18,000 Class Y shares and approximately 1,200 Class Z shares for gross proceeds of approximately $10.0 million.

On August 7, 2024, our board of directors, upon recommendation of our nominating and corporate governance committee, approved an estimated value per share ("Estimated Per Share NAV") of $10.00 for our Class A shares, Class P, Class T shares, Class W shares, Class Y shares, and Class Z shares based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of March 31, 2024. No Series C Units were converted to Class A Units as a result of this Estimated Per Share NAV being declared.

We have invested the net proceeds from our Private Offering and Public Offering primarily in self storage facilities consisting of both income-producing and growth properties located in the United States and Canada. As of June 30, 2024, we owned 24 operating self storage properties located in seven states (Arizona, Delaware, Florida, Nevada, Oregon, Pennsylvania and Washington) and three Canadian provinces (Alberta, British Columbia and Ontario) and two development properties in Florida and Ontario. For more information, see Note 3 - Real Estate Facilities.

As of June 30, 2024, we owned 50% equity interests in five unconsolidated real estate ventures in two Canadian provinces (Ontario and Quebec) that are intended to be developed into self storage facilities, with subsidiaries of SmartCentres Real Estate Investment Trust (“SmartCentres”) owning the other 50% of such entities. For more information, see Note 4 - Investment in Unconsolidated Real Estate Ventures.

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

JUNE 30, 2024

(Unaudited)

partner interest. On February 26, 2021, in connection with entering into the Private Offering Advisory Agreement, SSA made an additional $1,000 investment in our Operating Partnership in exchange for additional limited partnership interests and a special limited partnership interest.

On March 10, 2021, SmartStop OP, L.P. (“SmartStop OP”), an affiliate of our Sponsor and the operating partnership of SmartStop, contributed $5.0 million to our Operating Partnership, in exchange for 549,451 units of limited partnership interest in our Operating Partnership (the “OP Investment”). The OP Investment was made net of sales commissions and dealer manager fees, but without giving effect to the early investor discounts available to purchasers of shares in the Private Offering. At the effective time of the OP Investment, SmartStop OP was admitted as a limited partner to our Operating Partnership. As of June 30, 2024, we owned approximately 98% of the common units of limited partnership interest of our Operating Partnership. The remaining approximately 2% of the common units are owned by SmartStop OP.

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

JUNE 30, 2024

(Unaudited)

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

As of June 30, 2024, we had not entered into any other contracts/interests that would be deemed to be variable interests in VIEs other than our joint ventures with SmartCentres, which are accounted for under the equity method of accounting. Please see Note 4 - Investments in Unconsolidated Real Estate Ventures. Other than the entities noted above, we do not currently have any material relationships with unconsolidated entities or financial partnerships.

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

JUNE 30, 2024

(Unaudited)

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

The value of the tangible assets, consisting of land and buildings, is determined as if vacant. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. We recorded approximately $0 and $4.5 million in intangible assets to recognize the value of in-place leases related to our acquisitions during the six months ended June 30, 2024 and 2023, respectively. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent.

Allocation of purchase price to acquisitions of facilities are allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available.

Acquisitions that do not meet the definition of a business, as defined under current GAAP, are accounted for as asset acquisitions. During the six months ended June 30, 2024 there were no property acquisitions. During the six months ended June 30, 2023, our acquisitions did not meet the definition of a business because substantially all of the fair value was concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) or because the acquisition did not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. As a result, once an acquisition is deemed probable, transaction costs are capitalized rather than expensed. During the six months ended June 30, 2023, our acquisitions did not meet the definition of a business, and we capitalized approximately $9.2 million, of acquisition-related transaction costs.

During the three months ended June 30, 2024 and 2023, we expensed approximately $0.2 million and $0.8 million, respectively, of acquisition-related transaction costs that did not meet our capitalization policy. During the six months ended June 30, 2024 and 2023, we expensed approximately $0.4 million and $1.0 million, respectively, of acquisition-related transaction costs that did not meet our capitalization policy.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

Evaluation of Possible Impairment of Long-Lived Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets, including those held through joint ventures, may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. For the six months ended June 30, 2024 and 2023, no impairment losses were recognized.

Advertising Costs

Advertising costs are included in property operating expenses and general and administrative expenses, depending on the nature of the expense, in the accompanying consolidated statements of operations. These costs are expensed in the period in which the cost is incurred. The Company incurred advertising costs of approximately $0.6 million and $1.2 million for the three and six months ended June 30, 2024 respectively, and approximately $0.6 million and $1.1 million for the three and six months ended June 30, 2023, respectively.

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

In consideration for the Sponsor providing the funding for the front-end sales load described above and the cash to cover the dilution from the stock dividend, the Operating Partnership will issue a number of Series C Units to the Sponsor equal to the dollar amount of such funding divided by the then-current offering price (initially $9.30 per share) for the Class Y shares and Class Z shares sold in the Public Offering. Pursuant to the Sponsor Funding Agreement, the Sponsor shall reimburse the Company monthly within 30 days after the end of each calendar month for the applicable front-end sales load it agreed to fund, and the Operating Partnership shall issue the Series C Units on a monthly basis, effective as of the respective funding date. The Series C Units convert into Class A Units of our Operating Partnership if the estimated net asset value exceeds $10.00 per share. Such conversion is limited such that the dilution caused by the conversion may not reduce the diluted estimated net asset value below $10.00 per share. On August 7, 2024, we declared an Estimated Per Share NAV of $10.00 calculated as of March 31, 2024. No Series C Units were converted to Class A Units as a result of this Estimated Per Share NAV being declared.

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

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

Balance at December 31, 2023	$3,372,686
Total consideration received	660,047
Reduction of Property operating expense - affiliates	(366,992)
Balance at June 30, 2024	$3,665,741

Allowance for Doubtful Accounts

Tenant accounts receivable is reported net of an allowance for doubtful accounts. Management records a general reserve estimate based upon a review of the current status of tenant accounts receivable. It is reasonably possible that management’s estimate of the allowance will change in the future. As of June 30, 2024 and December 31, 2023, approximately $30,000 and $25,000, respectively, were recorded to allowance for doubtful accounts, and are included within other assets in the accompanying consolidated balance sheets.

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

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place leases. We are amortizing in-place leases on a straight-line basis over 18 months, the estimated average rental period for the leases. As of June 30, 2024, the gross amounts allocated to in-place lease intangibles were approximately $9.8 million and accumulated amortization of in-place lease intangibles totaled approximately $8.6 million. As of December 31, 2023, the gross amounts allocated to in-place lease

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

intangibles were approximately $10.0 million and accumulated amortization of in-place lease intangibles totaled approximately $6.9 million.

The total estimated future amortization expense of intangible assets for the year ending December 31, 2024 is approximately $1.2 million. The weighted-average amortization period on our remaining intangible assets with a net book value of approximately $1.2 million was approximately 0.5 years as of June 30, 2024.

Debt Issuance Costs

The net carrying value of costs incurred in connection with obtaining non revolving debt are presented on the consolidated balance sheets as a reduction of the related debt. Debt issuance costs are amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of June 30, 2024 and December 31, 2023, accumulated amortization of debt issuance costs related to non revolving debt totaled approximately $1.4 million and $0.8 million, respectively. For the three and six months ended June 30, 2024, we expensed approximately $0.3 million and $0.6 million, respectively, and we expensed approximately $0.6 million and $0.8 million, respectively, for the three and six months ended June 30, 2023, respectively, in debt issuance cost.

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

JUNE 30, 2024

(Unaudited)

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

In addition, current accounting guidance requires, among other things, that financial instruments that represent a mandatory obligation of us to repurchase shares be classified as liabilities and reported at settlement value. For the six months ended June 30, 2024 we received redemption requests totaling approximately $1.2 million, approximately $0.8 million was fulfilled during the six months ended June 30, 2024 and the remaining approximately $0.4 million was included in accounts payable and accrued liabilities as of June 30, 2024, and fulfilled in July 2024. For the six months ended June 30, 2023 we received redemption requests totaling approximately $0.2 million, approximately $0.2 million was included in accounts payable and accrued liabilities as of June 30, 2023, and fulfilled in July 2023.

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

JUNE 30, 2024

(Unaudited)

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

The accounting guidance for fair value measurements and disclosures provides a framework for measuring fair value and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. In determining fair value, we will utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterparty credit risk in our assessment of fair value. Considerable judgment will be necessary to interpret Level 2 and 3 inputs in determining fair value of our financial and non-financial assets and liabilities. Accordingly, there can be no assurance that the fair values we will present will be indicative of amounts that may ultimately be realized upon sale or other disposition of these assets.

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

JUNE 30, 2024

(Unaudited)

The carrying amounts of cash and cash equivalents, restricted cash, other assets, variable-rate debt, accounts payable and accrued liabilities, distributions payable and amounts due to affiliates approximate fair value (categorized within Level 1 of the fair value hierarchy).

The table below summarizes our fixed rate notes payable at June 30, 2024 and December 31, 2023. The estimated fair value of financial instruments is subjective in nature and are dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of our fixed and variable rate notes payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. These assumptions are considered level 2 inputs within the fair value hierarchy. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. As of June 30, 2024 and December 31, 2023, we believe the fair value of our variable rate debt are reasonably estimated at their notional amounts as there have been minimal changes to the fixed spread portion of interest rates for similar loans observed in the market, and as the variable portion of our interest rates fluctuate with the associated market indices.

	June 30, 2024		December 31, 2023
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Secured Debt	$4,700,000	$4,709,656	$4,600,000	$4,764,241

As of June 30, 2024, we held interest rate cash flow hedges and foreign currency net investment hedges to hedge our interest rate and foreign currency exposure (See Notes 5 – Debt and 6 – Derivative Instruments). The valuation of these instruments was determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. The analyses reflect the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including interest rate curves, foreign exchange rates and implied volatilities as applicable. The fair value of the interest rate swaps and cap agreements were determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash payments. Our fair values of our net investment hedges are based primarily on the change in the spot rate at the end of the period as compared with the strike price at inception.

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

Although we had determined that the majority of the inputs used to value our hedges were within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our hedges utilized Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, through June 30, 2024, we had assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our hedge positions and determined that the credit valuation adjustment was not significant to the overall valuation of our hedge. As a result, we determined that our hedge valuation in its entirety was classified in Level 2 of the fair value hierarchy.

The table below presents the Company's assets and liabilities measured at fair value on a recurring basis as of June 30, 2024, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)
Other assets - interest rate hedges	$—	$4,143,587	$—
Accounts payable and accrued liabilities - interest rate hedges	$—	$859,730	$—
Other assets - foreign currency hedge	$—	$1,101,554	$—

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

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

Reclassification

As of December 31, 2023, we reclassified approximately $0.5 million from Other Assets to Investments in unconsolidated real estate ventures to conform to the current period presentation.

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

As of June 30, 2024, and December 31, 2023, we had no current tax provision, and there were unrecognized tax benefits of approximately $4.4 million and $2.9 million, respectively.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

	June 30, 2024	December 31, 2023
Deferred tax asset:
Canadian real estate and non-capital losses	$6,657,171	$2,853,603
Total deferred tax asset	6,657,171	2,853,603

Deferred tax liabilities:
Canadian real estate	$(2,218,077)	$—
	(2,218,077)	—

Valuation allowance	(4,439,094)	(2,853,603)

Net deferred tax liabilities	$—	$—

Uncertain tax positions may arise where tax laws may allow for alternative interpretations or where the timing of recognition of income is subject to judgment. Under ASC Topic 740, tax positions are evaluated for recognition using a more–likely–than–not threshold, and those tax positions requiring recognition are measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of June 30, 2024 and December 31, 2023, the Company had no uncertain tax positions. As of June 30, 2024 and December 31, 2023, the Company had no interest or penalties related to uncertain tax positions. Income taxes payable are classified within accounts payable and accrued liabilities in the consolidated balance sheets. The tax year 2021, 2022 and 2023 remains open to examination by the major taxing jurisdictions to which we are subject.

Concentration

No single self storage customer represents a significant concentration of our revenues. For the month of June 2024, approximately 49%, 15%, and 12% of our rental income was concentrated in the Greater Toronto Area of Canada, Arizona and Florida, respectively. Our properties within the aforementioned geographic areas are dispersed therein, operating in multiple different regions and sub-markets.

Segment Reporting

Our business is composed of one reportable segment: self storage operations. Within our self storage operations segment, as of June 30, 2024 and December 31, 2023, approximately $293.0 million and $304.8 million, respectively, of our long-lived assets relate to our operations in Canada. For the six months ended June 30, 2024 and 2023 approximately $7.3 million and $2.4 million, respectively, of our revenues in the self storage segment related to our operations in Canada.

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

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

	For the six months ended June 30,
	2024	2023
	Equivalent Shares (if converted)	Equivalent Shares (if converted)
Series B Convertible Preferred Stock	13,636,364	4,595,681
Unvested restricted stock awards	9,512	4,624
	13,645,876	4,600,305

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

Note 3. Real Estate Facilities

The following summarizes the activity in real estate facilities during the six months ended June 30, 2024:

Real estate facilities
Balance at December 31, 2023	$514,006,885
Improvements and additions	1,097,153
Impact of foreign exchange rate changes	(9,363,465)
Balance at June 30, 2024	$505,740,573
Accumulated depreciation
Balance at December 31, 2023	$(15,660,337)
Depreciation expense	(6,283,269)
Impact of foreign exchange rate changes	151,793
Balance at June 30, 2024	$(21,791,813)

There were no acquisitions during the six months ended June 30, 2024.

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

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

The Company's investments in unconsolidated real estate ventures are summarized as follows:

					Carrying Value of Investment
	Location	Date Real Estate Venture Acquired Land	Real Estate Venture Status	Equity Ownership %	June 30, 2024	December 31, 2023
Toronto	Toronto, Ontario	April 2021	Under development	50%	$6,096,361	$4,446,804
Toronto II	Toronto, Ontario	December 2021	Under development	50%	9,299,932	7,232,806
Dorval	Dorval, Quebec	February 2023	Under development	50%	4,713,954	2,722,149
Hamilton	Hamilton, Ontario	November 2023	Under development	50%	5,394,318	3,124,954
Montreal	Montreal, Quebec	January 2024	Under development	50%	3,665,599	—
					$29,170,164	$17,526,713

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

Note 5. Debt

The Company’s secured debt is summarized as follows:

Debt	June 30, 2024	December 31, 2023	Interest Rate		Maturity Date
Huntington Credit Facility	$107,574,000	$107,574,000	7.95%	(1)	11/30/2025
Skymar Loan	4,709,656	4,764,241	4.125%	(2)	8/1/2024
National Bank of Canada - Burlington Loan	11,217,195	11,823,653	7.35%	(3)	9/20/2025
National Bank of Canada - Cambridge Loan	10,520,318	11,348,205	7.35%	(4)	12/20/2025
National Bank of Canada - North York Loan	17,970,417	18,857,500	7.50%	(5)	1/31/2025
Bank of Montreal Loan	15,807,875	16,311,738	7.71%	(6)	5/4/2025
First National Loan	6,436,455	6,641,612	8.85%	(7)	6/1/2025
National Bank of Canada - Ontario Loan	92,673,256	95,946,960	7.70%	(8)	6/15/2025
SmartStop Bridge Loan	15,000,000	15,000,000	9.33%		12/31/2025
Debt issuance costs, net	(1,209,499)	(1,783,488)
Total Debt	$280,699,673	$286,484,421

(1)
This variable rate loan encumbers 12 properties (Phoenix I, Phoenix II, Surprise, Bradenton, Apopka, Vancouver WA, Portland, Newark, Levittown, Chandler, St. Johns and Oxford). We entered into interest rate swap agreements and an interest rate cap that fixes SOFR at 2.12% until the maturity of the loan.
(2)
On August 1, 2024, the Skymar Loan was repaid and terminated in accordance with the loan agreement without fees or penalties.
(3)
This variable rate loan encumbers our Burlington, ONT property and the amount shown above is in USD based on the foreign exchange rate in effect as of June 30, 2024 and December 31, 2023, respectively. We entered into an interest rate swap agreement that fixes Canadian Overnight Repo Rate Average ("CORRA") at 4.02% until the maturity of the loan.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

(4)
This variable rate loan encumbers our Cambridge, ONT property and the amount shown above is in USD based on the foreign exchange rate in effect as of June 30, 2024 and December 31, 2023, respectively. We entered into an interest rate swap agreement that fixes CORRA at 3.83% until the maturity of the loan.
(5)
This variable rate loan encumbers our North York, ONT property and the amount shown above is in USD based on the foreign exchange rate in effect as of June 30, 2024 and December 31, 2023, respectively. We entered into an interest rate swap agreement that fixes CORRA at 3.79% until the maturity of the loan.
(6)
This variable rate loan encumbers our Vancouver, BC property and the amount shown above is in USD based on the foreign exchange rate in effect as of June 30, 2024 and December 31, 2023, respectively. We entered into an interest rate swap agreement that fixes CDOR at 4.47% until the maturity of the loan.
(7)
This variable rate loan encumbers our Edmonton, AB property and the amount shown above is in USD based on the foreign exchange rate in effect as of June 30, 2024 and December 31, 2023, respectively.
(8)
This variable rate loan encumbers our Ontario Portfolio and the amount shown above is in USD based on the foreign exchange rate in effect as of June 30, 2024 and December 31, 2023, respectively. We entered into an interest rate swap agreement that fixes CORRA at 4.73% until the maturity of the loan.

The weighted average interest rate on our consolidated debt, excluding the impact of our interest rate hedging activities, as of June 30, 2024 was approximately 7.81%.

Huntington Credit Facility

On November 30, 2021, we, through three special purpose entities (collectively, the “Borrower”) wholly owned by our Operating Partnership, entered into a credit agreement (the “Credit Agreement”) with Huntington National Bank (“Huntington”), as administrative agent and sole lead arranger.

Under the terms of the Credit Agreement, the Borrower had an initial maximum borrowing capacity of $50 million (the “Huntington Credit Facility”). However, certain financial requirements with respect to both the Borrower and the “Pool” of “Mortgaged Properties” (as each term is defined in the Credit Agreement) must be satisfied prior to making any drawdowns on the Huntington Credit Facility in accordance with the Credit Agreement. At close, we borrowed approximately $22.4 million on the Huntington Credit Facility, secured by a first mortgage deed of trust on the Surprise, Phoenix and Phoenix II Properties. In conjunction with the initial draw on the Huntington Credit Facility, a prior loan with Huntington was repaid and terminated in accordance with the related loan agreement without any fees or penalties. On December 30, 2021, in conjunction with the acquisitions of the Bradenton Property and Apopka Property, we borrowed an additional approximately $14.7 million pursuant to the Huntington Credit Facility and the Bradenton and Apopka Properties were added as security. On April 26, 2022, the Vancouver Property was added as security to the Huntington Credit Facility and we borrowed approximately $12.9 million.

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

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

In conjunction with the amendment to the Huntington Credit Facility, we entered into two interest rate swap agreements with an aggregate notional amount of $38.0 million and $22.0 million, respectively, whereby Secured Overnight Financing Rate (“SOFR”) is fixed at 4.01% through the maturity of the Huntington Credit Facility. On April 13, 2023, we entered into an interest rate cap agreement with a notional amount of $47.6 million, whereby SOFR is capped at 2.6% through the maturity of the Huntington Credit Facility. On September 28, 2023, we terminated the interest rate cap agreement entered on April 13, 2023 and entered into a new interest rate cap agreement with a notional amount of $47.6 million, whereby SOFR is capped at 1.1% through the maturity of the Huntington Credit Facility. On March 28, 2024, we terminated the SOFR Huntington Credit Facility swap entered on April 13, 2023 and entered into two new interest rate swap agreements with the same notional amount of $38.0 million and $22.0 million, respectively, whereby SOFR is swapped at 2.92% through the maturity of the Huntington Credit Facility.

The Huntington Credit Facility is a term loan that has a maturity date of November 30, 2025, which may, in certain circumstances, be extended at the option of the Borrower until November 30, 2027. Payments due under the Huntington Credit Facility are interest-only during the initial term of the loan.

The amounts outstanding under the Huntington Credit Facility bear interest at a variable rate equal to the one month Term SOFR plus 2.61%, adjusted monthly, with a floor of 3.25%. As of June 30, 2024, the interest rate excluding the impact of our interest rate hedging activities on the Huntington Credit Facility was 7.95%. The loan may be prepaid in whole or in part, without penalty or premium, at any time, subject to certain conditions as set forth in the Credit Agreement.

The Credit Agreement contains certain customary representations and warranties, affirmative, negative and financial covenants, borrowing conditions, and events of default. We serve as a limited recourse guarantor with respect to the Huntington Credit Facility. In particular, the financial covenants include a minimum debt service coverage ratio and minimum net worth and liquid assets requirements applicable to us and our Operating Partnership as guarantors. As of June 30, 2024, we were in compliance with all such covenants.

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

On August 1, 2024, the Skymar Loan was repaid and terminated in accordance with the loan agreement without fees or penalties.

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

JUNE 30, 2024

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

On June 28, 2024, we amended the SmartStop Bridge Loan (the "SmartStop Bridge Loan Amendment") to i) increase the maximum borrowing capacity of the loan from $15.0 million to $25.0 million; and ii) extend the maturity date by one-year until December 31, 2025. As of June 30, 2024 we had $10.0 million of available capacity on the SmartStop Bridge Loan. On July 29, 2024, we drew $8.0 million pursuant to the SmartStop Bridge Loan.

As of June 30, 2024, the interest rate on the SmartStop Bridge Loan was 9.33%. Payments under the SmartStop Bridge Loan are interest-only and payable monthly. The SmartStop Bridge Loan may be prepaid either in whole or in part, at any time, without penalty or premium.

The SmartStop Bridge Loan contains customary affirmative and negative covenants, agreements, representations, warranties and borrowing conditions, and events of default.

National Bank of Canada - Burlington Loan

On September 20, 2022, in connection with the acquisition of the property in Burlington, Ontario (the “Burlington Property”), we, through a special purpose entity formed to acquire and hold the Burlington Property, entered into a term loan with National Bank of Canada (the “National Bank of Canada - Burlington Loan”) for CAD $16.5 million, which is secured by a deed of trust on the Burlington Property. Under the terms of the loan agreement (the “National Bank of Canada Burlington Loan Agreement”) the interest rate is equal to the one month Canadian Dollar Offered Rate (“CDOR”), plus 2.25%. In addition, we entered into an interest rate swap agreement with an initial notional amount of CAD $16.5 million, whereby the CDOR is fixed at 4.02% through the maturity of the loan. The National Bank of Canada - Burlington Loan has a maturity date of September 20, 2025, and monthly payments are principal and interest, calculated using 25 year amortization. In addition, we serve as a full recourse guarantor with respect to the National Bank of Canada - Burlington Loan.

On May 22, 2024, we amended the National Bank of Canada - Burlington Loan to reflect a transition from CDOR to Canadian Overnight Repo Rate Average ("CORRA"). On June 27, 2024, the loan and the interest rate swap converted to CORRA. Borrowings under the National Bank of Canada - Burlington Loan are subject to interest at the CORRA rate, plus a CORRA adjustment of approximately 0.30%, plus a spread of 2.25%.

The National Bank of Canada Burlington Loan Agreement also contains a debt service coverage ratio covenant and customary affirmative, negative and financial covenants; agreements; representations; warranties and borrowing conditions; and events of default all as set forth in such loan agreement. As of June 30, 2024, we were in compliance with such covenants.

National Bank of Canada - Cambridge Loan

On December 20, 2022, in connection with the acquisition of the property in Cambridge, Ontario (the “Cambridge Property”), we, through a special purpose entity formed to acquire and hold the Cambridge Property, entered into a term loan with National Bank of Canada (the “National Bank of Canada - Cambridge Loan”) for CAD $15.5 million, which is secured

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

by a deed of trust on the Cambridge Property. Under the terms of the loan agreement (the “National Bank of Canada Cambridge Loan Agreement”) the interest rate is equal to the one month CDOR, plus 2.25%. In addition, we entered into an interest rate swap agreement with an initial notional amount of CAD $15.5 million, whereby the CDOR is fixed at 3.83% through the maturity of the loan. The National Bank of Canada - Cambridge Loan has a maturity date of December 20, 2025, and monthly payments are interest-only for the first four quarters, payable monthly and payments of principal and interest, calculated using 25 year amortization, are due monthly after. In addition, we serve as a full recourse guarantor with respect to the National Bank of Canada - Cambridge Loan. On May 10, 2023, we made a CAD $0.4 million paydown of the outstanding loan balance in accordance with the loan agreement. On May 3, 2024, we made a CAD $0.4 million paydown of the outstanding loan balance in accordance with the loan agreement.

On May 22, 2024, we amended the National Bank of Canada - Cambridge Loan to reflect a transition from CDOR to CORRA. On May 31, 2024, the loan and the interest rate swap converted to CORRA. Borrowings under the National Bank of Canada - Cambridge Loan are subject to interest at the CORRA rate, plus a CORRA adjustment of approximately 0.30%, plus a spread of 2.25%.

The National Bank of Canada Cambridge Loan Agreement also contains a debt service coverage ratio covenant and customary affirmative, negative and financial covenants; agreements; representations; warranties and borrowing conditions; and events of default all as set forth in such loan agreement. As of June 30, 2024, we were in compliance with such covenants.

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

On May 22, 2024, we amended the National Bank of Canada - North York Loan to reflect a transition from CDOR to CORRA. On June 3, 2024, the loan and the interest rate swap converted to CORRA. Borrowings under the National Bank of Canada - North York Loan are subject to interest at the CORRA rate, plus a CORRA adjustment of approximately 0.30%, plus a spread of 2.40%.

The National Bank of Canada North York Loan Agreement also contains a debt service coverage ratio covenant and customary affirmative, negative and financial covenants; agreements; representations; warranties and borrowing conditions; and events of default all as set forth in such loan agreement. As of June 30, 2024, we were in compliance with such covenants.

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

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

On May 24, 2024, we amended the Bank of Montreal Loan to reflect a transition from CDOR to CORRA. On July 4, 2024, the loan and the interest rate swap converted to CORRA. Borrowings under the Bank of Montreal Loan are subject to interest at the CORRA rate, plus a CORRA adjustment of approximately 0.30%, plus a spread of 2.50%.

The Bank of Montreal Loan Agreement contains a debt service coverage ratio covenant and customary affirmative, negative and financial covenants, agreements, representations, warranties and borrowing conditions, and events of default. We serve as full recourse guarantor with respect to the Bank of Montreal Loan. As of June 30, 2024, we were in compliance with all such covenants.

First National Loan

On May 19, 2023, we, through a wholly-owned subsidiary of our Operating Partnership, entered into a term loan with First National Financial LP (the “First National Loan”) for approximately CAD $8.8 million. The First National Loan is secured by a deed of trust on the Edmonton Property.

Pursuant to the terms of the loan agreement for the First National Loan (the “First National Loan Agreement”), the amounts outstanding under the First National Loan bear a floating rate equal to the Royal Bank of Canada Prime Rate, plus 1.90%. As of June 30, 2024, the interest rate on the First National Loan was approximately 8.85%. The First National Loan has an initial term of two years maturing on June 1, 2025. Payments under the First National Loan are interest-only and payable monthly.

The loan may be prepaid in whole, but not in part, at any time, subject to certain conditions as set forth in the First National Loan Agreement. The loan documents contain agreements; representations; warranties and borrowing conditions; reserve requirements and events of default. In addition, and pursuant to the terms of the limited recourse guaranty, we serve as a full recourse guarantor with respect to the First National Loan. As of June 30, 2024, we were in compliance with all such covenants.

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

On May 31, 2024, we amended the National Bank of Canada - Ontario Loan to reflect a transition from CDOR to CORRA. On June 28, 2024, the loan and the interest rate swap converted to CORRA. Borrowings under the National Bank of Canada - Ontario Loan are subject to interest at the CORRA rate, plus a CORRA adjustment of approximately 0.30%, plus a spread of 2.60%.

The National Bank of Canada Ontario Loan Agreement contains an interest reserve requirement and a modified debt service coverage ratio covenant applicable to the Borrowers and customary affirmative, negative and financial covenants, agreements, representations, warranties and borrowing conditions, and events of default. As of June 30, 2024, we were in compliance with such covenants.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

The following table presents the future principal payment requirements on our outstanding secured debt as of June 30, 2024:

2024	$7,391,483	(1)
2025	274,517,689
Thereafter	—
Total payments	281,909,172
Debt issuance costs, net	(1,209,499)
Total	$280,699,673
(1)
On August 1, 2024, the Skymar Loan, totaling approximately $4.7 million, was repaid and terminated in accordance with the loan agreement without fees or penalties.

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

The change in the value of the portion of our settled and unsettled foreign currency hedges that is not designated for hedge accounting for GAAP is recorded in Foreign currency adjustment within our consolidated statements of operations and represented a gain of approximately $0.1 million and $0 for the six months ended June 30, 2024 and 2023, respectively.

The following table summarizes the terms of our derivative financial instruments as of June 30, 2024:

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

	Notional Amount	Strike	Effective Date	Maturity Date
Interest Rate Derivative:
CORRA Swap - Burlington Loan (1)	$15,345,000	4.02%	September 27, 2022	September 20, 2025
CORRA Swap - Cambridge Loan (1)	$14,391,680	3.52%	April 30, 2024	December 22, 2025
CORRA Swap - North York Loan (1)	$24,583,333	3.79%	January 31, 2023	February 2, 2026
SOFR Swap - Huntington Credit Facility III (2)	$38,000,000	2.92%	March 1, 2024	November 28, 2025
SOFR Swap - Huntington Credit Facility IV (2)	$22,000,000	2.92%	March 1, 2024	November 28, 2025
CDOR Swap - Bank of Montreal Loan (1)	$21,625,000	4.47%	May 4, 2023	May 4, 2026
CORRA Swap - Ontario Loan (3)	$126,776,000	4.73%	June 15, 2023	June 15, 2026
SOFR Cap - Huntington Credit Facility (4)	$47,574,000	1.10%	September 28, 2023	November 28, 2025
Foreign Currency Hedges:
CAD Put (5)	$200,000,000	1.39%	December 22, 2023	December 20, 2024

(1)
Notional amounts are denominated in CAD and have been designated as a cash flow hedge.
(2)
Notional amounts are denominated in USD and have been designated as a cash flow hedge.
(3)
Notional amount is denominated in CAD and we have elected not to apply hedge accounting.
(4)
Notional amount is denominated in USD and we have elected not to apply hedge accounting.
(5)
Notional amount is denominated in CAD and was partially designated for hedge accounting.

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
(5)
Notional amount is denominated in CAD and was partially designated for hedge accounting.

The following table presents a gross presentation of the fair value of our derivatives financial instruments as well as their classification on our consolidated balance sheets as of June 30, 2024 and December 31, 2023:

	Asset/Liability Derivatives Fair Value
	June 30, 2024	December 31, 2023
Interest Rate Hedges:
Other assets	$4,143,587	$2,920,664
Accounts payable and accrued liabilities	$859,730	$1,760,292
Foreign Currency Hedges:
Other assets	$1,101,554	$1,074,185

The following table presents the effects of our derivative financial instruments on our consolidated statements of operations for the periods presented:

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

	Gain (loss) recognized in OCI for the three months ended June 30,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI for the three months ended June 30,		Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Type	2024	2023		2024	2023		2024	2023
Interest Rate Swaps	$216,938	$2,012,302	Interest Expense	$(375,289)	$(266,325)	Interest Expense	$(2,530)	$—
Interest Rate Caps	—	663,616	Interest Expense	(87,000)	(98,841)	Interest Expense	—	—
Foreign Currency Put	(9,257)	—	N/A	—	—	N/A	—	—
	$207,681	$2,675,918		$(462,289)	$(365,166)		$(2,530)	$—

	Gain (loss) recognized in OCI for the six months ended June 30,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI for the six months ended June 30,		Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Type	2024	2023		2024	2023		2024	2023
Interest Rate Swaps	$1,470,654	$1,941,122	Interest Expense	$(764,662)	$(353,498)	Interest Expense	$(2,530)	$—
Interest Rate Caps	—	663,616	Interest Expense	(174,001)	(98,841)	Interest Expense	—	—
Foreign Currency Put	11,913	—	N/A	—	—	N/A	—	—
	$1,482,567	$2,604,738		$(938,663)	$(452,339)		$(2,530)	$—

Based upon the forward rates in effect as of June 30, 2024, we estimate that approximately $1.2 million related to our qualifying cash flow hedges will be reclassified to reduce interest expense during the next 12 months.

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

JUNE 30, 2024

(Unaudited)

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

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

As set forth in the Series B Articles Supplementary, the Series B Convertible Preferred Stock ranks senior to all other classes of our capital stock, including the Class A common stock (“Class A Common Stock”), Class P common stock, Class T common stock, Class W common stock, Class Y common stock and Class Z common stock (collectively, the “Common Stock”), with respect to rights to receive dividends and to participate in distributions or payments upon any voluntary or involuntary liquidation, dissolution or winding up. Dividends payable on each share of Series B Convertible Preferred Stock will initially be equal to a rate of 8.35% per annum. If the Series B Convertible Preferred Stock has not been redeemed on or prior to the fifth anniversary of the issuance of the Preferred Shares pursuant to the Series B Preferred Stock Purchase Agreement, the dividend rate will increase an additional 0.75% per annum each year thereafter to a maximum of 11.0% per annum until the tenth anniversary of the issuance of the Preferred Shares pursuant to the Series B Preferred Stock Purchase Agreement, at which time the dividend rate shall increase 0.75% per annum each year thereafter until the Series B Convertible Preferred Stock is redeemed or repurchased in full.

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

Subject to certain additional redemption rights, as described herein, we have the right to redeem the Series B Convertible Preferred Stock for cash at any time following the third anniversary of the issuance of the Preferred Shares pursuant to the Series B Preferred Stock Purchase Agreement. The amount of such redemption will be equal to the aggregate Purchase Price of all outstanding Preferred Shares, plus applicable redemption premium as set forth in the Series B Articles Supplementary (together, the “Redemption Price”) and an amount equal to any accrued and unpaid dividends and distributions on the Series B Convertible Preferred Stock (whether or not accumulated or authorized and declared) up to the redemption date. Upon the listing of Common Stock on a national securities exchange (the “Listing”), we have the right to redeem any or all outstanding Series B Convertible Preferred Stock at an amount equal to the greater of (i) the amount that the holders of such Preferred Shares would have received had such Preferred Shares been converted into Common Stock pursuant to the terms of the Series B Articles Supplementary immediately prior to the initial Listing, and then all of such Preferred Shares had been sold in the initial Listing, up to the Conversion Value Limitation (as described herein), or (ii) the Redemption Price, in each case, plus an amount equal to any accrued and unpaid dividends and distributions on the Series B Convertible Preferred Stock (whether or not accumulated or authorized and declared) up to the date of initial Listing. The Conversion Value Limitation is an amount per share determined using an as-converted value limitation equal to a premium of $40 million if any or all 150,000 shares of Series B Convertible Preferred Stock are issued and outstanding. Upon a change of control event, we have the right to redeem any or all outstanding Series B Convertible Preferred Stock at an amount equal to the greater of (i) the amount that the holders of such Preferred Shares would have received had the Preferred Shares been converted into Common Stock pursuant to the terms of the Series B Articles Supplementary immediately prior to such change of control, up to the Conversion Value Limitation or (ii) the Redemption Price, in each case, plus an amount equal to any accrued and unpaid dividends and distributions up to the redemption date. In addition, subject to certain cure provisions, if we fail to maintain our status as a real estate investment trust, the holders of Series B Convertible Preferred Stock have the right to require us to repurchase the Series B Convertible Preferred Stock at an amount equal to the Redemption Price plus an amount equal to any accrued and unpaid dividends and distributions on the Series B Convertible Preferred Stock (whether or not accumulated or authorized and declared) up to the redemption date.

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

JUNE 30, 2024

(Unaudited)

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

As of June 30, 2024, there were 150,000 Preferred Shares outstanding with an aggregate liquidation preference of approximately $153.1 million, which consists of $150 million from the initial closing and approximately $3.1 million of accumulated and unpaid distributions.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

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

Our Advisory Agreement provides for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us. Beginning four fiscal quarters after commencement of the Public Offering, pursuant to our Advisory Agreement, our Advisor is required to pay or reimburse us the amount by which our aggregate

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

annual operating expenses, as defined, exceed the greater of 2% of our average invested assets or 25% of our net income, as defined, unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For any fiscal quarter for which total operating expenses for the 12 months then ended exceed the limitation, we will disclose this fact in our next quarterly report or within 60 days of the end of that quarter and send a written disclosure of this fact to our stockholders. In each case the disclosure will include an explanation of the factors that the independent directors considered in arriving at the conclusion that the excess expenses were justified. As of June 30, 2024, our aggregate annual operating expenses, as defined, did not exceed the threshold described above.

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

In consideration for our Sponsor providing the funding for the front-end sales load and the cash to cover the dilution from the stock dividends described above in Note 1 - Organization, our Operating Partnership shall issue a number of Series C Units of limited partnership interest in our Operating Partnership to our Sponsor equal to the dollar amount of such funding divided by the then-current offering price (initially $9.30 per share) for the Class Y and Class Z shares sold in our Public Offering. Pursuant to the sponsor funding agreement by and among us, our Operating Partnership, and our Sponsor, our Sponsor shall reimburse us monthly for the applicable front end sales load it agreed to fund, and our Operating Partnership shall issue the Series C Units on a monthly basis, upon such reimbursement. In connection with the foregoing, we and our Operating partnership entered into Amendment No. 3 to the Operating Partnership Agreement (“Amendment No. 3”) to establish Series C Subordinated Convertible Units of limited partnership interest in our Operating Partnership (the “Series C Subordinated Convertible Units”). Amendment No. 3 sets forth the key terms of the Series C Subordinated Convertible Units, which are summarized below.

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

Conversion Into Class A Units: The Series C Subordinated Convertible Units shall automatically convert into Class A Units on a one-to-one basis upon our disclosure of an estimated net asset value per share equal to at least $10.00 per share (the “Initial NAV Hurdle”) for each of the Class A, Class T, Class W, Class P, Class Y, and Class Z shares calculated net of the value of Series C Subordinated Convertible Units to be converted for those Series C Subordinated Convertible Units issued at or below the Initial NAV Hurdle; provided, the Initial NAV Hurdle shall be increased to the new NAV (the “New NAV Hurdle”) for those Series C Subordinated Convertible Units, if any, issued at an offering price in excess of $10.00 per share in the event that the NAV and resulting offering price are increased in the future as a result of calculating and reporting the NAV. For the avoidance of doubt, some or all of the Series C Subordinated Convertible Units issued pursuant to the Initial NAV Hurdle may convert at the time of disclosing that the Initial NAV Hurdle has been met. In the event of an extraordinary transaction (such as a merger, tender offer, or sale of all or substantially all of our assets) prior to such conversion, the Series C Subordinated Convertible Units shall automatically convert into Class A Units on a one-to-one basis immediately prior to the closing of the extraordinary transaction if the transaction amount exceeds the Initial NAV Hurdle for each of the Class A, Class T, Class W, Class P, Class Y, and Class Z shares for those Series C Subordinated Convertible Units issued at or below the Initial NAV Hurdle calculated net of the value of the Series C Units to be converted; provided, the transaction amount exceeds the New NAV Hurdle for each of the Class A, Class T, Class W, Class P, Class Y, and Class Z shares for those Series C Subordinated Convertible Units issued at an offering price in excess of $10.00 per share in the event that the NAV and resulting offering price is increased in the future as a result of calculating and reporting the NAV. We have agreed to conduct a NAV in accordance with the requirements set forth in FINRA 15-02 (i.e., the first NAV must be

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

conducted within 150 days following the second anniversary of commencement of our Public Offering and annually thereafter) and the Investment Program Association Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs issued in April 2013. On August 7, 2024, we declared an Estimated Per Share NAV of $10.00 calculated as of March 31, 2024. No Series C Units were converted to Class A Units as a result of this Estimated Per Share NAV being declared.

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

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the year ended December 31, 2023 and the six months ended June 30, 2024, as well as any related amounts payable as of December 31, 2023 and June 30, 2024:

	Year Ended December 31, 2023			For the Six Months Ended June 30, 2024
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Operating expenses (including organizational costs)	$6,784,515	$3,586,399	$4,145,602	$5,941,316	$1,423,664	$8,663,254
Asset management fees	3,420,040	2,767,112	652,928	2,126,937	—	2,779,865
Property management fees	1,243,056	982,355	260,701	807,698	—	1,068,399
Transfer Agent expenses	319,426	326,613	—	—	—	—
Acquisition expenses (1)	710,892	179,263	535,303	314,053	—	849,356
Capitalized
Acquisition related (2)	5,589,549	6,001,574	339,435	33,647	—	373,082
Additional Paid-in Capital
Offering costs	5,610	5,610	—	—	—	—
Total	$18,073,088	$13,848,926	$5,933,969	$9,223,651	$1,423,664	$13,733,956

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

In order to protect the interest of the Property Manager in receiving these revenues in light of the fact that we control the properties and, hence, the ability of the Property Manager to receive such revenues, we and an affiliate of our Property Manager agreed to transfer our respective rights in such revenue to a joint venture entity owned 0.1% by our TRS subsidiary and 99.9% by our Property Manager’s affiliate (the “PM Affiliate”). Under the terms of the operating agreement of the joint venture entity, dated March 8, 2021 (the “JV Agreement”), our TRS receives 0.1% of the net revenues generated from such Tenant Programs and the PM Affiliate receives the other 99.9% of such net revenues. The JV Agreement further provides, among other things, that if a member or its affiliate terminates all or substantially all of the property management agreements or defaults in its material obligations under the JV Agreement or undergoes a change of control, as defined, (the “Triggering Member”), the other member generally shall have the right (but not the obligation) to either (i) sell all of its interest in the joint venture to the Triggering Member at fair market value (as agreed upon or as determined under an appraisal process) or (ii) purchase all of the Triggering Member’s interest in the joint venture at 95% of fair market value. For the six months ended June 30, 2024 and 2023, an affiliate of our Property Manager received net revenue from this joint venture of approximately $0.6 million and $0.3 million, respectively.

Storage Auction Program

Our Sponsor owns a minority interest in a company that owns 50% of an online auction company (the “Auction Company”) that serves as a web portal for self storage companies to post their auctions for the contents of abandoned storage units online instead of using live auctions conducted at the self storage facilities. The Auction Company receives a service fee for such services. During the six months ended June 30, 2024 and 2023, we paid approximately $5,000 and $11,000 in fees to the Auction Company related to our properties, respectively. Our properties will receive the proceeds from such online auctions.

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

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

On October 2, 2023, the Company’s board of directors approved the Second Amended and Restated Distribution Reinvestment Plan (the “Second Amended and Restated DRP”) of the Company to include, as eligible participants, stockholders holding Class Y shares and stockholders holding Class Z shares. The Second Amended and Restated DRP replaced the prior distribution reinvestment plan. The distribution reinvestment plan was also amended and restated to state that the purchase price for shares pursuant to the Second Amended and Restated DRP shall be $9.30 per share for all classes of shares. See Note 12 - Subsequent Events for an update on the pricing of Class A shares, Class P shares, Class T shares, Class W shares, Class Y shares and Class Z shares under our distribution reinvestment plan. The Second Amended and Restated DRP became effective on November 11, 2023. No sales commission or dealer manager fee will be paid on shares sold through the distribution reinvestment plan. We may amend or terminate the distribution reinvestment plan for any reason at any time upon 10 days' prior written notice to stockholders.

As of June 30, 2024, we have sold approximately 0.7 million Class P shares, approximately 0.1 million Class A shares, approximately 0.2 million Class T shares, approximately 26,000 Class W shares, approximately 18,000 Class Y shares and approximately 1,200 Class Z shares for gross proceeds of approximately $10.0 million pursuant to the distribution reinvestment plan.

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

On October 2, 2023, the Company’s board of directors approved an amendment to the Company’s share redemption program. Pursuant to the share redemption program, as amended, until the Company establishes a net asset value per share, the redemption price per share will depend on the class of shares purchased and whether such shares were purchased in the Public Offering or the Private Offering, among other factors. For Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares, the redemption price per share will be equal to 93% of the net investment amount, which net investment amount will initially be the $9.30 primary offering price, until the Company conducts its first net asset value per share calculation. Thereafter, the redemption price per share will be equal to 93% of the then-current estimated net asset value per share for such class of shares once the Company’s board of directors approves such an estimated net asset value per share. See Note 12 - Subsequent Events for an update on the redemption price of Class A shares, Class T shares, Class W shares, Class Y shares and Class Z shares under our distribution reinvestment plan. For the Class P shares, the redemption price per share will continue to depend on the length of time such shares have been held, as described further in the Company’s prospectus.

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

JUNE 30, 2024

(Unaudited)

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

For the six months ended June 30, 2024 we received redemption requests totaling approximately $1.2 million. Approximately 0.8 million was fulfilled during the six months ended June 30, 2024 and the remaining approximately $0.4 million was included in accounts payable and accrued liabilities as of June 30, 2024, and fulfilled in July 2024. For the six months ended June 30, 2023 we received redemption requests totaling approximately $0.2 million. Approximately $0.2 million was included in accounts payable and accrued liabilities as of June 30, 2023, and fulfilled in July 2023.

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

Note 10. Declaration of Distributions

Cash Distribution Declaration

On June 26, 2024, our board of directors declared a daily distribution rate of approximately $0.001693 per day per share on the outstanding shares of common stock payable to Class A, Class T, Class W, Class P, Class Y and Class Z stockholders of record of such shares as shown on our books at the close of business on each day of the period commencing on July 1, 2024 and ending September 30, 2024. In connection with this distribution, for the stockholders of Class T shares and Class Y shares, after the stockholder servicing fee is paid, approximately $0.001439 per day will be paid per Class T shares and Class Y share and for the stockholders of Class W shares and Class Z shares, after the dealer manager servicing fee is paid, approximately $0.001566 per day will be paid per Class W share and Class Z share. Such distributions payable to each stockholder of record during a month will be paid the following month.

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

JUNE 30, 2024

(Unaudited)

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

Note 12. Subsequent Events

SmartStop Bridge Loan

On July 29, 2024, we drew $8.0 million pursuant to the SmartStop Bridge Loan.

Skymar Loan

On August 1, 2024, the Skymar Loan was repaid and terminated in accordance with the loan agreement without fees or penalties.

Determination of Estimated Per Share Net Asset Value

On August 7, 2024, our board of directors, upon recommendation of our nominating and corporate governance committee, approved an Estimated Per Share NAV of $10.00 for our Class A shares, Class P, Class T shares, Class W shares, Class Y shares, and Class Z shares based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of March 31, 2024. No Series C Units were converted to Class A Units as a result of this Estimated Per Share NAV being declared.

Update to Primary Offering and Distribution Reinvestment Plan Offering Prices

As a result of the Estimated Per Share NAV, the board of directors has approved a new offering price of $10.00 per share for Class Y shares and Class Z shares sold in the Primary Offering.

Pursuant to the Second Amended and Restated DRP, the board of directors may set or change the offering price for shares issued under the distribution reinvestment plan in its discretion in connection with the Estimated Per Share NAV or otherwise. As a result of the Estimated Per Share NAV, the board of directors has approved a new offering price of $10.00 per share for Class A shares, Class P shares, Class T shares, Class W shares, Class Y shares and Class Z shares issued under the distribution reinvestment plan, effective for distribution payments being paid in August 2024.

Update to Redemption Price Under Share Redemption Program

Pursuant to the share redemption program, the redemption price per share will depend on the class of shares purchased and whether such shares were purchased in our Private Offering or in our Public Offering, among other factors. For Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares, our share redemption program states that, following the determination of our first net asset value per share, the redemption price per share will be equal to 93% of the most recently published estimated net asset value of the applicable share class. In connection with the determination of the Estimated Per Share NAV described above, the redemption price under the share redemption program is equal to 93% of the Estimated Per Share NAV of $10.00 for Class A shares, Class T shares, Class W shares and Class Z shares, effective beginning with redemption requests submitted during the third quarter of 2024, which will be redeemed at the end of October 2024. For the Class P shares, the redemption price per share will continue to depend on the length of time such shares have been held, as described further in our prospectus.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

New Westminster Property

As previously disclosed, on August 3, 2022, one of our subsidiaries entered into a contribution agreement with a subsidiary of SmartCentres, to acquire a tract of land owned by SmartCentres and located in New Westminster, British Columbia (the “New Westminster Land”).

On August 6, 2024, the contribution agreement was terminated in accordance with its terms and we expect our earnest money deposit of CAD $660,000 to be refunded in full.

Offering Status

As of August 8, 2024, in connection with our offerings we have issued approximately 11.2 million Class P shares for gross offering proceeds of approximately $106.8 million, approximately 3.3 million Class A shares for gross offering proceeds of approximately $34.1 million, approximately 5.3 million Class T shares for gross offering proceeds of approximately $53.0 million, approximately 0.7 million Class W shares for gross offering proceeds of approximately $6.6 million, approximately 2.7 million Class Y shares for gross offering proceeds of approximately $25.4 million and approximately 0.2 million Class Z shares for gross offering proceeds of approximately $1.7 million.

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

On February 26, 2021, pursuant to a confidential private placement memorandum, we commenced a private offering (the “Private Offering”) of up to $200,000,000 in shares of our common stock and $20,000,000 shares of common stock pursuant to our distribution reinvestment plan. Please see Note 1 of the Notes to the Consolidated Financial Statements contained elsewhere in this report for additional information. The primary portion of the Private Offering was terminated on March 17, 2022. We received approximately $100.7 million in offering proceeds from the sale of our common stock pursuant to the Private Offering. Through our distribution reinvestment plan, we have issued approximately 0.7 million Class P shares for gross proceeds of approximately $6.8 million.

In connection with the Public Offering, defined below, we filed articles of amendment to our Charter (the “Articles of Amendment”) and articles supplementary to our Charter (the “Articles Supplementary”). Following the filing of the Articles of Amendment and the Articles Supplementary, we authorized 30,000,000 shares of common stock designated as Class P shares, 300,000,000 shares of common stock designated as Class A shares, 300,000,000 shares of common stock designated as Class T shares, and 70,000,000 shares of common stock designated as Class W shares. Any common stock sold in the Private Offering were redesignated as Class P common stock upon the filing of the Articles of Amendment. On May 28, 2021, we filed a Form S-11 Registration Statement, which was subsequently amended, with the U.S. Securities and Exchange Commission (“SEC”) to register a maximum of $1,000,000,000 in shares of Class A, Class T, and Class W common stock for sale to the public (the “Primary Offering”) and $95,000,000 in shares of Class A, Class T, and Class W common stock for sale pursuant to our distribution reinvestment plan. On March 17, 2022, the SEC declared our registration statement effective. On October 4, 2023, we filed a Post-Effective Amendment to our Registration Statement to register two new classes of common stock (Class Y shares and Class Z shares) with the SEC. On November 1, 2023, the Post-Effective Amendment to our Registration Statement became effective with the SEC. Also, on November 1, 2023, we filed articles supplementary to our Charter which reclassified 200,000,000 Class T shares as Class Y shares and 70,000,000 Class A shares as Class Z shares. Effective as of November 1, 2023, we are offering Class Y shares and Class Z shares in our Primary Offering for $9.30 per share and are offering Class A shares, Class P shares, Class T shares, Class W shares, Class Y shares and Class Z shares pursuant to our distribution reinvestment plan for $9.30 per share (collectively, the “Public Offering”). We are no longer offering Class A shares, Class T shares or Class W shares in our Primary Offering. As of June 30, 2024, approximately 2.9 million Class A shares, approximately 4.8 million Class T shares, approximately 0.7 million Class W shares, approximately 2.3 million Class Y shares and approximately 0.2 million Class Z shares had been sold in the Public Offering for gross offering proceeds of approximately $30.3 million, approximately $48.1 million, approximately $6.3 million, approximately $21.3 million and approximately $1.5 million, respectively. Through our distribution reinvestment plan, we have issued approximately 0.7 million Class P shares, approximately 0.1 million Class A shares, approximately 0.2 million Class T shares, approximately 26,000 Class W shares, approximately 18,000 Class Y shares and approximately 1,200 Class Z shares for gross proceeds of approximately $10.0 million.

We have invested the net proceeds from our Private Offering and Public Offering primarily in self storage facilities consisting of both income-producing and growth properties located in the United States and Canada. As of June 30, 2024, we owned 24 operating self storage properties located in seven states (Arizona, Delaware, Florida, Nevada, Oregon, Pennsylvania and Washington) and three Canadian provinces (Alberta, British Columbia and Ontario), 50% equity interests in five unconsolidated real estate ventures located in two Canadian provinces (Ontario and Quebec) that are intended to be developed into self storage facilities, with subsidiaries of SmartCentres Real Estate Investment Trust (“SmartCentres”) owning the other 50% of such entity and two development properties in Florida and Ontario.

As previously disclosed in our Current Report on Form 8-K filed with the SEC on August 7, 2024, on August 7, 2024, our board of directors, upon recommendation of our nominating and corporate governance committee, approved an Estimated Per Share NAV of $10.00 for our Class A shares, Class P, Class T shares, Class W shares, Class Y shares, and Class Z shares based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of March 31, 2024. No Series C Units were converted to Class A Units as a result of this Estimated Per Share NAV being declared. See our Current Report on Form 8-K filed with the SEC on August 7, 2024 for more details related to the determination of our Estimated Per Share NAV.

As of June 30, 2024, our operating self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)		Rental Income %(4)
Alberta	1	495	49,600	2%	90%		3%
Arizona	4	2,850	379,065	18%	89%	(5)	15%
British Columbia	1	470	39,040	2%	95%		3%
Delaware	1	830	80,585	4%	90%		4%
Florida	4	2,190	270,975	13%	89%	(5)	12%
Nevada	1	335	51,900	2%	90%		3%
Ontario	9	8,945	992,445	47%	85%	(5)	49%
Oregon	1	520	55,830	3%	94%		3%
Pennsylvania	1	810	78,040	4%	95%		4%
Washington	1	1,095	99,800	5%	92%		4%
	24	18,540	2,097,280	100%	87%		100%

(1)
Includes all rentable units, consisting of storage units and parking units (approximately 975 units).
(2)
Includes all rentable square feet consisting of storage units and parking units (approximately 247,900 square feet).
(3)
Represents the occupied square feet of all facilities we owned in a state divided by total rentable square feet of all the facilities we owned in such state as of June 30, 2024.
(4)
Represents rental income for all facilities we own in a state divided by our total rental income for the month ended June 30, 2024.
(5)
The following recently acquired properties are newly constructed or lease-up properties. The properties' occupancy as of their respective acquisition dates and as of June 30, 2024 are as follows:

Property	Acquisition Date	Initial Occupancy %	June 30, 2024 Physical Occupancy %
Bradenton - FL	12/30/2021	54%	75%
Chandler - AZ	5/17/2022	58%	84%
Cambridge - ONT	12/20/2022	60%	81%
North York - ONT	1/31/2023	30%	76%
Mississauga II - ONT	6/19/2023	15%	66%

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

Etobicoke Land

On March 27, 2023, we, through an indirect, wholly-owned subsidiary of our Operating Partnership, acquired a parcel of land to be developed into a self storage facility located in Etobicoke, in the city of Toronto, Ontario (the “Etobicoke Land”) from an unaffiliated third party. The purchase price for the Etobicoke Land was approximately CAD $2.2 million, plus closing costs and an acquisition fee to our advisor. We funded such acquisition with net proceeds from our Primary Offering. Our cost to complete development is approximately CAD $15.0 million, which we expect to fund with a combination of net proceeds from our Primary Offering and/or potential future debt financing.

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

The following table summarizes our 50% ownership interests in unconsolidated real estate ventures as of June 30, 2024:

	Location	Date Real Estate Venture Acquired Land	Real Estate Venture Status	Estimated Completion Date	Approx. Units at Completion	Approx. Sq. Ft. (net) at Completion
Toronto	Toronto, Ontario	April 2021	Under Development	Second half of 2025	1,200	98,500
Toronto II	Toronto, Ontario	December 2021	Under Development	First half of 2025	1,500	121,500
Dorval	Dorval, Quebec	February 2023	Under Development	Second half of 2025	1,250	112,000
Hamilton	Hamilton, Ontario	November 2023	Under Development	Second half of 2024	950	100,000
Montreal	Montreal, Quebec	January 2024	Under Development	First half of 2026	1,450	124,000
					6,350	556,000

Our 50% share of cost to complete development are currently expected to be approximately CAD $7.5 million for the Toronto Property, approximately CAD $6.8 million for the Toronto II Property, approximately CAD $8.8 million for the Dorval Property, approximately CAD $3.9 million for the Hamilton Property and approximately CAD $14.3 million for the Montreal Property, and are expected to be funded with debt proceeds.

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

Certain property operating expenses have experienced elevated pressures through 2023 and the first half of 2024, namely property insurance, property taxes and payroll have seen above average increases, primarily due to inflation and natural disasters.

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

On March 10, 2021, we commenced formal operations and we acquired our first six self storage properties during 2021. As of June 30, 2024 and 2023, we owned 24 operating self storage facilities.

Our operating results for the three months ended June 30, 2024 include full period results for 24 properties. Our operating results for the three months ended June 30, 2023 include full period results for 17 properties and partial period results for seven self storage property acquired during the second quarter of 2023. As such, we believe there is little basis for comparison between the three months ended June 30, 2024 and 2023. Operating results in future periods will depend on the results of operations of these properties and the real estate properties that we acquire in the future.

Our operating results for the six months ended June 30, 2024 include full period results for 24 self storage facilities. Our operating results for the six months ended June 30, 2023 include full period results for 15 self storage facilities, and partial period results for nine properties acquired during the first six months of 2023. As such, we believe there is little basis for comparison between the six months ended June 30, 2024 and 2023. Operating results in future periods will depend on the results of operations of these properties and the real estate properties that we acquire in the future.

Comparison of the three months ended June 30, 2024 and 2023

Total Revenues

Total revenues for the three months ended June 30, 2024 and 2023 were approximately $7.0 million and approximately $4.5 million, respectively. The increase in total revenue of approximately $2.5 million is primarily attributable to a full quarter of operations for 24 properties in the second quarter of 2024, compared to a full quarter of operations for 17 properties and partial quarter of operations for seven properties acquired in the second quarter of 2023. We expect total revenues to increase in the future commensurate with our future acquisition activity and lease-up of our non-stabilized properties.

Property Operating Expenses

Property operating expenses for the three months ended June 30, 2024 and 2023 were approximately $2.8 million and approximately $2.1 million, respectively. Property operating expenses include the costs to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses of approximately $0.7 million is primarily attributable to a full quarter of operations for 24 properties in the second quarter of 2024, compared to a full quarter of operations for 17 properties and partial quarter of operations for seven properties acquired in the second quarter of 2023. We expect property operating expenses to increase in the future as our operational activity increases but decrease as a percentage of total revenues as we lease-up our non-stabilized properties.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the three months ended June 30, 2024 and 2023 were approximately $1.3 million and approximately $1.0 million, respectively. Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses – affiliates of approximately $0.3 million is primarily attributable to a full quarter of operations for 24 properties in the second quarter of 2024, compared to a full quarter of operations for 17 properties and partial quarter of operations for seven property acquired in the second quarter of 2023. We expect property operating expenses – affiliates to increase in the future as our operational activity increases.

General and Administrative Expenses

General and administrative expenses for each of the three months ended June 30, 2024 and 2023 were approximately $1.6 million. General and administrative expenses consist primarily of legal expenses, directors’ and officers’ insurance, transfer agent fees, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors related costs. We expect general and administrative expenses to increase in the future as our operational activity increases, but decrease as a percentage of total revenue.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended June 30, 2024 and 2023 were approximately $4.0 million and approximately $3.3 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The increase in depreciation and amortization expense of approximately $0.7 million is primarily attributable to a full quarter of operations for 24 properties in the second quarter of 2024, compared to a full quarter of operations for 17 properties and partial quarter of operations for seven properties acquired in the second quarter of 2023. We expect depreciation and amortization expense to increase in future periods commensurate with our future acquisition activity.

Acquisition Expenses – Affiliates

Acquisition expenses – affiliates for each of the three months ended June 30, 2024 and 2023 were approximately $0.1 million. Acquisition expenses primarily relate to the costs associated with our potential acquisitions prior to the acquisitions becoming probable in accordance with our capitalization policy. We expect acquisition expenses- affiliates to fluctuate in the future commensurate with our acquisition activity.

Other Property Acquisition Expenses

Other property acquisition expenses for the three months ended June 30, 2024 and 2023 were approximately $0.1 million and approximately $0.6 million, respectively. Acquisition expenses primarily relate to the costs associated with our potential acquisitions prior to the acquisitions becoming probable in accordance with our capitalization policy. We expect other property acquisition expenses to fluctuate in the future commensurate with our acquisition activity.

Interest Expense

Interest expense for the three months ended June 30, 2024 and 2023 was approximately $4.5 million and approximately $3.4 million, respectively. The increase in Interest expense primarily relates to a full quarter of interest incurred for 24 self storage properties in the second quarter of 2024 compared to a full quarter of interest incurred for 17 properties and partial quarter of interest incurred for seven properties acquired in the second quarter of 2023. We expect interest expense to fluctuate in the future commensurate with our future debt level and interest rates.

Interest Expense – Debt Issuance Costs

Interest expense – debt issuance costs for the three months ended June 30, 2024 and 2023 were approximately $0.3 million and approximately $0.6 million, respectively. The decrease is primarily related to the write off of approximately $0.3 million in debt issuance cost related to the 2023 Huntington Credit Facility refinance in accordance with GAAP. Interest expense – debt issuance costs reflects the amortization of fees incurred in connection with obtaining financing. We expect interest expense – debt issuance costs to increase commensurate with our future financing activity.

Derivative Fair Value Adjustment

Derivative fair value adjustment for the three months ended June 30, 2024 and 2023 was approximately $0.1 million gain and $0.1 million loss, respectively. Derivative fair value adjustment consists of fair market value adjustment of our interest rate derivatives we elected not to apply hedge accounting. We expect the derivative fair value adjustment to change in the future based upon changes in interest rates.

Other Income

Other income for the three months ended June 30, 2024 and 2023 was approximately $0.2 million and approximately $0.1 million, respectively. Other income consists primarily of interest income received on cash and restricted cash. We expect other income to change in the future based upon changes in interest rates and cash on hand.

Foreign Currency Adjustment

Foreign currency adjustment for the three months ended June 30, 2024 and 2023 was approximately $1.2 million loss and approximately $1.1 million gain, respectively. Foreign currency adjustment consists of changes in foreign currency related to our net investments in unconsolidated real estate ventures and Canadian operations, not classified as long term in accordance with GAAP. We expect foreign currency adjustment to change in the future based upon changes in exchange rates, as well as future net investments in real estate in currencies other than United States dollars.

Comparison of the six months ended June 30, 2024 and 2023

Total Revenues

Total revenues for the six months ended June 30, 2024 and 2023 were approximately $13.6 million and approximately $8.5 million, respectively. The increase in total revenue of approximately $5.1 million is primarily attributable to a full period of operations for 24 properties in 2024, compared to a full period of operations for 15 properties and partial period of operations for nine properties acquired in the first six months of 2023. We expect total revenues to increase in the future commensurate with our future acquisition activity and lease-up of our non-stabilized properties.

Property Operating Expenses

Property operating expenses for the six months ended June 30, 2024 and 2023 were approximately $5.7 million and approximately $3.9 million, respectively. Property operating expenses include the costs to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses of approximately $1.8 million is primarily attributable to a full period of operations for 24 properties in 2024, compared to a full quarter of operations for 15 properties and partial period of operations for nine properties acquired in the first six months of 2023. We expect property operating expenses to increase in the future as our operational activity increases but decrease as a percentage of total revenues as we lease-up our non-stabilized properties.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the six months ended June 30, 2024 and 2023 were approximately $2.6 million and approximately $1.8 million, respectively. Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses – affiliates of approximately $0.8 million is primarily attributable to a full period of operations for 24 properties in 2024, compared to a full quarter of operations for 15 properties and partial period of operations for nine property acquired in the first six months of 2023. We expect property operating expenses – affiliates to increase in the future as our operational activity increases.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2024 and 2023 were approximately $3.1 million and approximately $2.5 million, respectively. General and administrative expenses consist primarily of legal expenses, directors’ and officers’ insurance, transfer agent fees, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors related costs. The increase in general and administrative expenses of approximately $0.6 million is primarily attributable to an increase in costs commensurate with the increase in our operational activity. We expect general and administrative expenses to increase in the future as our operational activity increases, but decrease as a percentage of total revenue.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the six months ended June 30, 2024 and 2023 were approximately $8.2 million and approximately $6.1 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The increase in depreciation and amortization expense of approximately $2.1 million is primarily attributable to a full period of operations for 24 properties in 2024, compared to a full quarter of operations for 15 properties and partial period of operations for nine properties acquired in the first six months of 2023. We expect depreciation and amortization expense to increase in future periods commensurate with our future acquisition activity.

Acquisition Expenses – Affiliates

Acquisition expenses – affiliates for each of the six months ended June 30, 2024 and 2023 were approximately $0.3 million. Acquisition expenses primarily relate to the costs associated with our potential acquisitions prior to the acquisitions becoming probable in accordance with our capitalization policy. We expect acquisition expenses- affiliates to fluctuate in the future commensurate with our acquisition activity.

Other Property Acquisition Expenses

Other property acquisition expenses for the six months ended June 30, 2024 and 2023 were approximately $0.1 million and approximately $0.7 million, respectively. Acquisition expenses primarily relate to the costs associated with our potential acquisitions prior to the acquisitions becoming probable in accordance with our capitalization policy. We expect other property acquisition expenses to fluctuate in the future commensurate with our acquisition activity.

Interest Expense

Interest expense for the six months ended June 30, 2024 and 2023 was approximately $9.2 million and approximately $6.6 million, respectively. The increase in Interest expense primarily relates to a full period of interest incurred for 24 self storage properties in 2024 compared to a full period of interest incurred for 15 properties and partial period of interest incurred for nine properties acquired in the first six months of 2023. We expect interest expense to fluctuate in the future commensurate with our future debt level and interest rates.

Interest Expense – Debt Issuance Costs

Interest expense – debt issuance costs for the six months ended June 30, 2024 and 2023 were approximately $0.6 million and approximately $0.8 million, respectively. The decrease is primarily related to the write off of approximately $0.2 million in debt issuance cost related to the 2023 Huntington Credit Facility refinance in accordance with GAAP. Interest expense – debt issuance costs reflects the amortization of fees incurred in connection with obtaining financing. We expect interest expense – debt issuance costs to increase commensurate with our future financing activity.

Derivative Fair Value Adjustment

Derivative fair value adjustment for the six months ended June 30, 2024 and 2023 was approximately $1.8 million gain and $0.1 million loss, respectively. Derivative fair value adjustment consists of fair market value adjustment of our interest rate derivatives we elected not to apply hedge accounting. We expect the derivative fair value adjustment to change in the future based upon changes in interest rates.

Other Income

Other income for the six months ended June 30, 2024 and 2023 was approximately $0.3 million and approximately $0.2 million, respectively. Other income consists primarily of interest income received on cash and restricted cash. We expect other income to change in the future based upon changes in interest rates and cash on hand.

Foreign Currency Adjustment

Foreign currency adjustment for the six months ended June 30, 2024 and 2023 was approximately $3.4 million loss and approximately $0.6 million gain, respectively. Foreign currency adjustment consists of changes in foreign currency related to our net investments in unconsolidated real estate ventures and Canadian operations, not classified as long term in accordance with GAAP. We expect foreign currency adjustment to change in the future based upon changes in exchange rates, as well as future net investments in real estate in currencies other than United States dollars.

Liquidity and Capital Resources

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the six months ended June 30, 2024 and 2023 is as follows:

	Six Months Ended
	June 30, 2024	June 30, 2023	Change
Net cash flow provided by (used in):
Operating activities	$2,270,824	$(8,726,517)	$10,997,341
Investing activities	(16,390,916)	(257,874,767)	241,483,851
Financing activities	5,128,662	290,283,206	(285,154,544)

Cash flows provided by (used in) operating activities for the six months ended June 30, 2024 and 2023 were approximately $2.3 million and approximately ($8.7) million, respectively, a change of approximately $11.0 million. The increase in cash provided by operating activities is primarily the result of change in operating assets and liabilities.

Cash flows used in investing activities for the six months ended June 30, 2024 and 2023 were approximately $16.4 million and approximately $257.9 million, respectively, a change of approximately $241.5 million. The decrease in cash used in our investing activities is primarily the result of cash used for the purchase of real estate partially offset by investments in unconsolidated real estate ventures.

Cash flows provided by financing activities for the six months ended June 30, 2024 and 2023 were approximately $5.1 million and approximately $290.3 million, respectively, a change of approximately $285.2 million. The decrease in cash provided by our financing activities is primarily the result of a decrease in net debt proceeds totaling $128.7 million and net proceeds raised from issuance of preferred equity $150 million.

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

The National Bank of Canada - North York Loan, First National Loan and National Bank of Canada - Ontario Loan mature in the next 12 months. We are currently evaluating multiple options, which include extending the maturity date of the loans, amending the loans with the current lender or refinancing with a different lender, to satisfy these loans.

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

The following shows our cash distributions and the sources of such cash distributions for the respective periods presented:

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
Distributions paid in cash — common stockholders	$3,687,440		$2,910,055
Distributions paid in cash — preferred unitholders in our Operating Partnership	—		271,250
Distributions paid in cash — preferred stockholders	6,302,581		—
Distributions paid in cash — Operating Partnership unitholders	170,591		170,046
Distributions reinvested	2,713,405		2,053,882
Total distributions	$12,874,017		$5,405,233
Source of distributions
Cash flows provided by operations	$2,270,824	17.6%	$—	0.0%
Proceeds from offerings	7,889,788	61.3%	3,351,351	62.0%
Offering proceeds from distribution reinvestment plan	2,713,405	21.1%	2,053,882	38.0%
Total sources	$12,874,017	100.0%	$5,405,233	100.0%

From our inception through June 30, 2024, we have paid cumulative distributions of approximately $36.8 million, as compared to cumulative net loss attributable to our common stockholders of approximately $87.4 million.

For the six months ended June 30, 2024, we paid distributions of approximately $12.9 million, as compared to a net loss attributable to our common stockholders of approximately $23.3 million. Net loss attributable to our common stockholders for the six months ended June 30, 2024, reflects non-cash depreciation and amortization of approximately $8.2 million and acquisition related expenses of approximately $0.4 million.

From our inception through June 30, 2024, cumulative net loss attributable to our common stockholders reflects non-cash depreciation and amortization of approximately $30.7 million, and acquisition related expenses of approximately $4.8 million.

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

Indebtedness

As of June 30, 2024, our total indebtedness was approximately $280.7 million which included approximately $277.2 million of variable rate debt and approximately $4.7 million of fixed rate debt, less approximately $1.2 million in net debt issuance costs. See Note 5 – Debt, of the Notes to the Consolidated Financial Statements contained in this report for more information about our indebtedness.

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

Our material cash requirements from known contractual and other obligations primarily relate to the following, for which information on both a short-term and long-term basis is provided in the indicated notes to the consolidated financial statements:

•
Debt — Refer to Note 5 of the Notes to the Consolidated Financial Statements. As of June 30, 2024 excluding the impact of our interest rate hedging activities, future cash payments for interest on debt over the next 12 months is approximately $22.0 million. As of June 30, 2024 future cash payments for maturing debt over the next 12 months is approximately $138.5 million. We expect to meet these future obligations with a combination of proceeds from our Primary Offering, operations, exercising debt extension options and future debt financing.
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

The following table presents the future principal payments required on outstanding debt as of June 30, 2024:

2024	$7,391,483	(1)
2025	274,517,689
Thereafter	—
Total payments	281,909,172
Debt issuance costs, net	(1,209,499)
Total	$280,699,673
(1)
On August 1, 2024, the Skymar Loan, totaling approximately $4.7 million, was repaid and terminated in accordance with the loan agreement without fees or penalties.

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

As of June 30, 2024, our total indebtedness was approximately $280.7 million, which included approximately $277.2 million in variable rate debt and approximately $4.7 million in fixed rate debt, less approximately $1.2 million in net debt issuance costs. A change in interest rates on variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase by 100 basis points, the increase in interest, net of our interest rate derivatives, would decrease future earnings and cash flows by approximately $0.2 million annually.

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

The following table summarizes future debt maturities and average interest rates on our outstanding debt as of June 30, 2024:

	Payments due during the years ended December 31,
	2024	2025	2026	2027	2028	Thereafter	Total
Variable rate debt	$2,681,827	$274,517,689	$—	$—	$—	$—	$277,199,516
Average interest rate(1)	7.96%	7.96%	N/A	N/A	N/A	N/A
Fixed rate debt (1)	$4,709,656	$—	$—	$—	$—	$—	$4,709,656
Average interest rate	4.125%	N/A	N/A	N/A	N/A	N/A

(1)
Interest expense for fixed rate debt was calculated based upon the contractual rate and the interest expense on variable rate debt was calculated based on the rate in effect on June 30, 2024, excluding the impact of interest rate derivatives. The Huntington Credit Facility, National Bank of Canada - Burlington Loan, National Bank of Canada - Cambridge Loan, National Bank of Canada - North York, Bank of Montreal and National Bank of Canada - Ontario loan have variable rates, however, we entered into interest rate caps or swap agreements that fix SOFR at 2.12%, CORRA at 4.02%, CORRA at 3.83%, CORRA at 3.79%, CDOR at 4.47% and CORRA at 4.73% respectively until the maturity of the loan. Debt denominated in foreign currency has been converted based on the rate in effect as of June 30, 2024.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The following should be read in conjunction with the risk factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2023.

We have incurred a net loss to date, have an accumulated deficit and our operations may not be profitable in 2024.

We incurred a net loss attributable to common stockholders of approximately $23.3 million for the six months ended June 30, 2024. Our accumulated deficit was approximately $87.4 million as of June 30, 2024. Given that we are still early in our fundraising and acquisition stage, our operations may not be profitable in 2024.

The risk factor captioned “This is a fixed price offering and the offering price for each class of our shares was arbitrarily determined and may not accurately represent the current value of our assets at any particular time. Therefore, the purchase price you pay for shares of our common stock may be higher than the value of our assets per share of our common stock at the time of your purchase,” and the risk factor with the caption beginning “We will be required to disclose an estimated value per share of our common stock prior to, or shortly after, the conclusion of this offering, and such estimated value per share may be lower than the purchase price you pay for shares of our common stock in this offering. The estimated value per share may not be an accurate reflection of the fair value of our assets and liabilities and likely will not represent the amount of net proceeds that would result if we were liquidated or dissolved or completed a merger or other sale of our company” are hereby deleted in their entirety and replaced with the following:

We may only calculate the net asset value per share for our shares annually and, therefore, you may not be able to determine the net asset value of your shares on an ongoing basis during this offering.

On August 7, 2024, our board of directors approved an estimated value per share for our Class P shares, Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares of $10.00 as of March 31, 2024. Our board of directors approved this estimated value per share pursuant to rules promulgated by FINRA, which, in our case, require us to disclose an estimated per share value of our shares based on a valuation no later than 150 days following the second anniversary of the date we commenced our Public Offering. When determining the estimated value per share from and after 150 days following the second anniversary of the date we commenced our Public Offering and annually thereafter, there are currently no SEC, federal and state rules that establish requirements specifying the methodology to employ in determining an estimated value per share; provided, however, that the determination of the estimated value per share must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert or service and must be derived from a methodology that conforms to standard industry practice.

We intend to use this estimated per share value of our shares until the next net asset valuation approved by our board of directors, which we are required to approve at least annually. We may not calculate the net asset value per share for our shares more than annually. Therefore, you may not be able to determine the net asset value of your shares on an ongoing basis during this offering.

In determining our estimated value per share, we primarily relied upon a valuation of our portfolio of properties as of March 31, 2024. Valuations and appraisals of our properties are estimates of fair value and may not necessarily correspond to realizable value upon the sale of such properties, therefore our estimated net asset value per share may not reflect the amount that would be realized upon a sale of each of our properties.

For the purposes of calculating the estimated value per share, an independent third party appraiser valued our properties as of March 31, 2024. The valuation methodologies used to value our properties involved certain subjective judgments. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions beyond our control and the control of our Advisor and independent appraiser. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller.Therefore, the valuations of our properties and our investments in real estate related assets may not correspond to the timely realizable value upon a sale of those assets. Because the price you will pay for shares in this offering is primarily based on the estimated net asset value per share, you may pay more than realizable value when you purchase your shares or receive less than realizable value for your investment when you sell your shares.

The offering price of our shares may not be indicative of the price at which our shares would trade if they were actively traded, and our estimated net asset value per share may not be an accurate reflection of the fair value of our assets and liabilities and likely will not represent the amount of net proceeds that would result if we were liquidated or dissolved or completed a merger or other sale of our company.

Our board of directors determined the offering price of our shares based upon a number of factors but primarily based on the estimated per share value of our shares determined by our board of directors. There are no established criteria for valuing issued or outstanding shares of companies like us. Therefore, our offering price may not be indicative of either the price at which our shares would trade if they were listed on a national exchange or actively traded by brokers or of the proceeds that a stockholder would receive if we were liquidated or dissolved and the proceeds were distributed to our stockholders.

Our current share price is primarily based on our estimated value per share, which was based on an estimate of the value of our properties — consisting principally of illiquid commercial real estate — as of March 31, 2024. The valuation methodologies used by the independent appraiser retained by our board of directors to estimate the value of our portfolio of properties as of March 31, 2024 involved subjective judgments, assumptions, and opinions, which may or may not turn out to be correct. In addition, our board of directors based our share price primarily on the estimated value per share which, although heavily reliant upon the independent appraisal, involved certain subjective judgments, assumptions, and opinions of management. As a result, our share price may not reflect the precise amount that might be paid to for your shares in a market transaction.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)
Distribution Reinvestment Plan - Class P Shares

During the three months ended June 30, 2024, through our distribution reinvestment plan, we have issued approximately 76,000 Class P shares to investors who originally purchased shares in our Private Offering, for gross proceeds of approximately $0.7 million. No sales commissions or dealer manager fees are paid in connection with the sale of shares pursuant to our distribution reinvestment plan. Each of the purchasers of our shares of common stock under our Private Offering has represented that he or she is an accredited investor. Based upon these representations, we believe that the foregoing issuances of our shares of Class P common stock were exempt from the registration requirements pursuant to Rule 506 and Section 4(a)(2) of the Act and Regulation D promulgated thereunder.

Restricted Stock Awards

On June 26, 2024, we issued 2,500 shares of restricted stock to each of our independent board members for their services as our directors. The issuance of these securities was affected without registration in reliance on Section 4(a)(2) of the Securities Act as a sale by the Company not involving a public offering. No underwriters were involved with the issuance of such securities.

(b)
On March 17, 2022, our Public Offering (SEC File No. 333-256598) of up to $1.0 billion in shares of our common stock in our Primary Offering was declared effective by the SEC, consisting of five classes of shares: Class A shares for $10.33 per share (up to $450 million in shares), Class T shares for $10.00 per share (up to $450 million in shares), Class W shares for $9.40 per share (up to $100 million in shares), Class Y shares for $9.30 per share (up to $800 in shares), and Class Z shares for $9.30 per share (up to $200 million in shares) and up to $95 million in shares pursuant to our distribution reinvestment plan at $9.30 per share for Class A, Class T, Class W, Class Y and Class Z shares. As of June 30, 2024, we had sold approximately 2.9 million Class A shares for gross offering proceeds of approximately $30.3 million, approximately 4.8 million Class T shares for gross offering proceeds of approximately $48.1 million, approximately 0.7 million Class W shares for gross offering proceeds of approximately $6.3 million, approximately 2.3 million Class Y shares for gross offering proceeds of approximately $21.3 million and approximately 0.2 million Class Z shares for gross offering proceeds of approximately $1.5 million pursuant to our Primary Offering. Through our distribution reinvestment plan, we have issued approximately 0.1 million Class A shares, approximately 0.2 million Class T shares, approximately 26,000 Class W shares, approximately 18,000 Class Y shares and approximately 1,200 Class Z shares for gross proceeds of approximately $3.2 million. We have incurred approximately $9.6 million in sales commissions and dealer manager fees (of which approximately $4.7 million was re-allowed to a third party broker-dealer) in connection with the Primary Offering, and approximately $4.3 million in organization and offering costs.
(c)
Our share redemption program enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our Registration Statement on Form S-11 (SEC Registration No. 333-256598). During the three months ended June 30, 2024, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) That May Yet to be Purchased Under the Plans or Programs
April 30, 2024	91,030	$8.62	—	825,976
May 31, 2024	—	—	—	825,976
June 30, 2024	—	—	—	825,976

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

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended June 30, 2024 (and are numbered in accordance with Item 601 of Regulation S-K).

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

101*

The following Strategic Storage Trust VI, Inc. financial information for the three and six months ended June 30, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Equity and Temporary Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

104*	The cover page from the Strategic Storage Trust VI, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, has been formatted in Inline XBRL.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STORAGE TRUST VI, INC. (Registrant)
Dated: August 9, 2024	By:	/s/ Matt F. Lopez
Matt F. Lopez Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)