Form 10-Q
period 2024-09-30
Strategic Storage Trust VI, Inc.
filed 2024-11-12
CIK 1852575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 7, 2024, there were 11,232,191 outstanding shares of Class P common stock, 3,363,154 outstanding shares of Class A common stock, 5,353,696 outstanding shares of Class T common stock, 701,439 outstanding shares of Class W common stock, 3,511,323 outstanding shares of Class Y common stock, and 317,095 outstanding shares of Class Z common stock of the registrant.

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

The accompanying consolidated financial statements should be read in conjunction with the notes to our consolidated financial statements included in this report on Form 10-Q. The accompanying consolidated financial statements should also be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023. Our results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2024 (Unaudited)	December 31, 2023
ASSETS
Real estate facilities:
Land	$113,894,665	$115,472,022
Buildings	387,845,105	384,707,258
Site improvements	14,011,994	13,827,605
	515,751,764	514,006,885
Accumulated depreciation	(25,081,224)	(15,660,337)
	490,670,540	498,346,548
Construction in process	7,737,963	6,451,632
Real estate facilities, net	498,408,503	504,798,180
Cash and cash equivalents	18,459,887	9,007,938
Restricted cash	7,278,682	16,700,133
Investments in unconsolidated real estate ventures (Note 4)	18,076,626	17,526,713
Other assets, net	9,092,413	9,756,411
Intangible assets, net of accumulated amortization	521,997	3,127,231
Total assets	$551,838,108	$560,916,606
LIABILITIES, TEMPORARY EQUITY AND EQUITY
Debt, net	$284,527,425	$286,484,421
Accounts payable and accrued liabilities	13,799,956	11,884,545
Distributions payable	4,323,389	4,203,032
Due to affiliates	16,752,638	5,933,969
Total liabilities	319,403,408	308,505,967
Commitments and contingencies (Note 9)
Redeemable common stock	9,232,198	6,727,982
Series B Convertible Preferred Stock, $0.001 par value; 150,000 shares authorized; 150,000 and 150,000 issued and outstanding at September 30, 2024 and December 31, 2023, respectively, with aggregate liquidation preferences of $153,148,361 and $153,131,250 at September 30, 2024 and December 31, 2023, respectively	148,599,723	148,599,723
Equity:
Strategic Storage Trust VI, Inc.:
Preferred Stock, $0.001 par value; 200,000,000 shares authorized; 0 issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Class P Common stock, $0.001 par value; 30,000,000 shares authorized; 11,244,156 and 11,100,444 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	11,244	11,100
Class A Common stock, $0.001 par value; 230,000,000 shares authorized; 3,373,014 and 3,339,780 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	3,373	3,340
Class T Common stock, $0.001 par value; 100,000,000 shares authorized; 5,357,014 and 5,289,743 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	5,357	5,290
Class W Common stock, $0.001 par value; 70,000,000 shares authorized; 702,574 and 687,653 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	703	688
Class Y Common stock, $0.001 par value; 200,000,000 shares authorized; 3,168,958 and 382,656 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	3,169	383
Class Z Common stock, $0.001 par value; 70,000,000 shares authorized; 245,414 and 36,559 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	245	37
Additional paid-in capital	199,218,090	174,586,716
Distributions	(28,532,043)	(18,590,483)
Accumulated deficit	(98,350,275)	(64,094,793)
Accumulated other comprehensive income (loss)	(2,460,809)	449,185
Total Strategic Storage Trust VI, Inc. equity	69,899,054	92,371,463
Noncontrolling interests in our Operating Partnership	577,703	1,514,388
Noncontrolling Series C Subordinated Units in our Operating Partnership	4,126,022	3,197,083
Total noncontrolling interest	4,703,725	4,711,471
Total equity	74,602,779	97,082,934
Total liabilities, temporary equity and equity	$551,838,108	$560,916,606

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Self storage rental revenue	$7,236,715	$6,236,956	$20,761,136	$14,612,097
Ancillary operating revenue	47,287	51,520	136,165	130,136
Total revenues	7,284,002	6,288,476	20,897,301	14,742,233
Operating expenses:
Property operating expenses	2,762,121	2,575,424	8,456,260	6,444,257
Property operating expenses – affiliates	1,303,465	1,408,501	3,871,108	3,235,619
General and administrative	1,470,060	1,467,393	4,617,858	3,980,374
Depreciation	3,196,083	3,162,895	9,543,705	7,393,300
Intangible amortization expense	654,050	1,428,618	2,532,196	3,266,554
Acquisition expense – affiliates	130,311	132,678	444,364	413,577
Other property acquisition expenses	67,441	204,939	171,283	943,277
Total operating expenses	9,583,531	10,380,448	29,636,774	25,676,958
Operating loss	(2,299,529)	(4,091,972)	(8,739,473)	(10,934,725)
Other income (expense):
Interest expense	(4,458,658)	(4,722,504)	(13,701,532)	(11,286,226)
Interest expense – debt issuance costs	(272,173)	(350,460)	(826,098)	(1,162,080)
Derivative fair value adjustment	(1,849,878)	990,147	(86,205)	885,694
Other	85,233	186,717	430,381	336,922
Foreign currency adjustment	818,394	(2,351,612)	(2,539,244)	(1,753,102)
Net loss	(7,976,611)	(10,339,684)	(25,462,171)	(23,913,517)
Less: Distributions to preferred unitholders in our Operating Partnership	—	—	—	(271,250)
Less: Distributions to preferred stockholders	(3,148,361)	(3,131,250)	(9,399,516)	(5,218,750)
Less: Accretion of preferred equity costs	—	—	—	(189,920)
Net loss attributable to the noncontrolling interests in our Operating Partnership	181,273	297,677	609,423	723,552
Net loss attributable to Strategic Storage Trust VI, Inc. common stockholders	$(10,943,699)	$(13,173,257)	$(34,252,264)	$(28,869,885)
Net loss per Class P share—basic and diluted	$(0.46)	$(0.69)	$(1.52)	$(1.60)
Net loss per Class A share—basic and diluted	$(0.46)	$(0.69)	$(1.52)	$(1.60)
Net loss per Class T share—basic and diluted	$(0.46)	$(0.69)	$(1.52)	$(1.60)
Net loss per Class W share—basic and diluted	$(0.46)	$(0.69)	$(1.52)	$(1.60)
Net loss per Class Y share—basic and diluted	$(0.46)	$—	$(1.52)	$—
Net loss per Class Z share—basic and diluted	$(0.46)	$—	$(1.52)	$—
Weighted average Class P shares outstanding—basic and diluted	11,208,277	11,022,812	11,170,643	10,952,871
Weighted average Class A shares outstanding—basic and diluted	3,372,159	2,738,704	3,364,818	2,435,541
Weighted average Class T shares outstanding—basic and diluted	5,343,460	4,862,280	5,323,178	4,242,103
Weighted average Class W shares outstanding—basic and diluted	700,079	564,151	695,342	452,641
Weighted average Class Y shares outstanding—basic and diluted	2,770,034	—	1,867,148	—
Weighted average Class Z shares outstanding—basic and diluted	171,225	—	142,804	—

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(7,976,611)	$(10,339,684)	$(25,462,171)	$(23,913,517)
Other comprehensive income (loss):
Foreign currency translation adjustment	691,127	(2,021,032)	(1,533,186)	(1,708,086)
Foreign currency hedge contract	(321,975)	—	(310,063)	—
Interest rate hedge contract	(1,668,164)	814,477	(1,138,704)	2,966,877
Other comprehensive income (loss)	(1,299,012)	(1,206,555)	(2,981,953)	1,258,791
Comprehensive loss	(9,275,623)	(11,546,239)	(28,444,124)	(22,654,726)
Comprehensive loss attributable to noncontrolling interests:
Comprehensive loss attributable to the noncontrolling interests in our Operating Partnership	211,132	332,402	681,382	685,804
Comprehensive loss attributable to Strategic Storage Trust VI, Inc. stockholders	$(9,064,491)	$(11,213,837)	$(27,762,742)	$(21,968,922)

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

Strategic Storage Trust VI, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND TEMPORARY EQUITY (CONTINUED)

(UNAUDITED)

	Common Stock													Noncontrolling Interest
	Class P		Class A		Class T		Class W							in our Operating Partnership
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Strategic Storage Trust VI, Inc. Equity	Noncontrolling Interests	Total Equity	Redeemable Common Stock	Preferred Equity in our Operating Partnership	Preferred Stock
Balance as of June 30, 2023	10,979,180	$10,979	2,360,495	$2,360	4,206,855	$4,207	521,147	$521	$152,327,369	$(12,834,169)	$(32,424,328)	$2,331,457	$109,418,396	$2,284,967	$111,703,363	$4,749,706	$—	$148,599,723
Gross proceeds from issuance of common stock	—	—	179,988	180	442,210	442	59,574	60	6,837,389	—	—	—	6,838,071	—	6,838,071	—	—	—
Offering costs	—	—	—	—	—	—	—	—	(1,107,426)	—	—	—	(1,107,426)	—	(1,107,426)	—	—	—
Reimbursement of offering cost by Advisor	—	—	—	—	—	—	—	—	5,850	—	—	—	5,850	—	5,850	—	—	—
Changes to redeemable common stock	—	—	—	—	—	—	—	—	(1,141,187)	—	—	—	(1,141,187)	—	(1,141,187)	1,141,187	—	—
Redemption of common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(241,074)	—	—
Distributions ($0.16 per share)	—	—	—	—	—	—	—	—	—	(2,779,040)	—	—	(2,779,040)	—	(2,779,040)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	(85,957)	(85,957)	—	—	—
Distributions to preferred stockholders	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,131,250)
Issuance of shares for distribution reinvestment plan	74,536	75	14,935	15	26,256	26	3,952	4	1,141,067	—	—	—	1,141,187	—	1,141,187	—	—	—
Stock based compensation expense	—	—	—	—	—	—	—	—	8,070	—	—	—	8,070	—	8,070	—	—	—
Net loss attributable to Strategic Storage Trust VI, Inc.	—	—	—	—	—	—	—	—	—	—	(13,173,257)	—	(13,173,257)	—	(13,173,257)	—	—	3,131,250
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	(297,677)	(297,677)	—	—	—
Interest rate swap and cap contract gain	—	—	—	—	—	—	—	—	—	—	—	791,343	791,343	23,134	814,477	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(1,963,173)	(1,963,173)	(57,859)	(2,021,032)	—	—	—
Balance as of September 30, 2023	11,053,716	$11,054	2,555,418	$2,555	4,675,321	$4,675	584,673	$585	$158,071,132	$(15,613,209)	$(45,597,585)	$1,159,627	$98,038,834	$1,866,608	$99,905,442	$5,649,819	$—	$148,599,723

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

Strategic Storage Trust VI, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND TEMPORARY EQUITY (CONTINUED)

(UNAUDITED)

	Common Stock																	Noncontrolling Interest
	Class P		Class A		Class T		Class W		Class Y		Class Z							in our Operating Partnership
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Strategic Storage Trust VI, Inc. Equity	Noncontrolling Interests	Series C Subordinated Units	Total Equity	Redeemable Common Stock	Preferred Stock
Balance as of June 30, 2024	11,176,499	$11,176	3,383,188	$3,383	5,333,283	$5,333	697,713	$698	2,311,302	$2,311	157,590	$158	$191,243,053	$(25,055,442)	$(87,406,576)	$(1,191,656)	$77,612,438	$874,557	$3,834,325	$82,321,320	$8,265,859	$148,599,723
Gross proceeds from issuance of common stock	—	—	—	—	—	—	—	—	837,836	838	86,933	86	8,934,132	—	—	—	8,935,056	—	—	8,935,056	—	—
Offering costs	—	—	—	—	—	—	—	—	—	—	—	—	(969,920)	—	—	—	(969,920)	—	—	(969,920)	—	—
Changes to redeemable common stock	—	—	—	—	—	—	—	—	—	—	—	—	(1,480,597)	—	—	—	(1,480,597)	—	—	(1,480,597)	1,480,597	—
Redemption of common stock	(5,128)	(5)	(32,258)	(32)	(7,477)	(7)	—	—	—	—	—	—	—	—	—	—	(44)	—	—	(44)	(514,258)	—
Distributions ($0.16 per share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,476,601)	—	—	(3,476,601)	—	—	(3,476,601)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(85,722)	—	(85,722)	—	—
Distributions to preferred shareholders	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,148,361)
Issuance of shares for distribution reinvestment plan (DRP)	72,785	73	22,084	22	31,208	31	4,861	5	19,820	20	891	1	1,480,445	—	—	—	1,480,597	—	—	1,480,597	—	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	10,977	—	—	—	10,977	—	—	10,977	—	—
Issuance of Series C Subordinated Units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	291,697	291,697	—	—
Net loss attributable to Strategic Storage Trust VI, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,943,699)	—	(10,943,699)	—	—	(10,943,699)	—	3,148,361
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(181,273)	—	(181,273)	—	—
Interest rate hedge contracts	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,630,605)	(1,630,605)	(37,559)	—	(1,668,164)	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	675,551	675,551	15,576	—	691,127	—	—
Foreign currency hedge contract	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(314,099)	(314,099)	(7,876)	—	(321,975)	—	—
Balance as of September 30, 2024	11,244,156	$11,244	3,373,014	$3,373	5,357,014	$5,357	702,574	$703	3,168,958	$3,169	245,414	$245	$199,218,090	$(28,532,043)	$(98,350,275)	$(2,460,809)	$69,899,054	$577,703	$4,126,022	$74,602,779	$9,232,198	$148,599,723

See notes to consolidated financial statements.

STrategic Storage Trust VI, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(25,462,171)	$(23,913,517)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	12,075,901	10,659,854
Amortization of debt issuance costs	826,098	1,162,080
Stock based compensation expense related to issuance of restricted stock	27,117	17,754
Accretion of preferred equity costs	—	189,920
Unrealized derivative gain	232,784	—
Derivative fair value adjustment	1,944,534	(885,694)
Unrealized foreign currency adjustment	2,539,244	1,753,102
Changes in operating assets and liabilities:
Other assets, net	466,893	(954,705)
Purchase of interest rate derivative	(2,913,815)	(1,878,000)
Accounts payable and accrued liabilities	(299,387)	1,326,036
Due to affiliates	10,648,005	2,013,847
Net cash provided by (used in) operating activities	85,203	(10,509,323)
Cash flows from investing activities:
Purchase of real estate facilities	—	(250,502,233)
Additions to real estate facilities	(8,494,925)	(5,643,405)
Deposits on acquisitions of real estate facilities	—	(1,585,202)
Refund of deposits on acquisitions of real estate facilities	485,232	—
Investment in company owned life insurance	(890,957)	(876,293)
Investments in unconsolidated real estate ventures	(16,672,863)	(3,166,098)
Return of capital on investments in unconsolidated real estate ventures	16,099,042	—
Net cash used in investing activities	(9,474,471)	(261,773,231)
Cash flows from financing activities:
Proceeds from issuance of secured debt	8,000,000	179,324,261
Repayment of secured debt	(4,764,241)	(50,000,000)
Scheduled principal payments of secured debt	(2,842,092)	(677,409)
Prepaid debt issuance costs	—	(42,000)
Debt issuance costs	—	(1,454,867)
Gross proceeds from issuance of common stock	27,817,484	26,556,995
Offering costs	(2,699,312)	(2,989,811)
Proceeds from issuance of preferred equity in our Operating Partnership	—	15,000,000
Redemption of preferred equity in our Operating Partnership	—	(15,000,000)
Preferred equity in our Operating Partnership issuance costs	—	(189,920)
Gross proceeds from issuance of preferred stock	—	150,000,000
Preferred stock issuance costs	—	(1,400,277)
Proceeds from issuance of Series C Units	928,939	—
Redemption of common stock	(1,297,314)	(178,024)
Distributions paid to common stockholders	(5,642,968)	(4,505,116)
Distributions paid to noncontrolling interest in our Operating Partnership	(256,313)	(256,003)
Distributions paid to preferred stockholders	(9,382,405)	(2,087,500)
Distributions paid to preferred unitholders in our Operating Partnership	—	(271,250)
Net cash provided by financing activities	9,861,778	291,829,079
Impact of foreign exchange rate changes on cash and restricted cash	(442,012)	(1,045,362)
Net change in cash, cash equivalents and restricted cash	30,498	18,501,163
Cash, cash equivalents and restricted cash, beginning of year	25,708,071	7,791,544
Cash, cash equivalents and restricted cash, end of year	$25,738,569	$26,292,707

STrategic Storage Trust VI, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

Supplemental disclosures and non-cash transactions:
Cash paid for interest, net of amounts capitalized	$13,492,349	$10,134,055
Real estate facilities in due to affiliates	$104,166	$2,567,640
Deposits applied to investments in unconsolidated real estate ventures	$330,840	$—
Debt issuance costs in due to affiliates	$80,000	$150,000
Purchase of interest rate cap in accounts payable and accrued liabilities	$—	$1,401,000
Debt issuance costs in accounts payable and accrued liabilities	$—	$27,211
Proceeds from issuance of common stock in accounts payable and accrued liabilities	$—	$(40,000)
Offering costs included in accounts payable and accrued liabilities	$513,881	$588,184
Interest rate swap contract in other assets	$—	$2,211,890
Interest rate swap contracts in accounts payable and accrued liabilities	$1,365,131	$—
Foreign currency hedge contract in other assets	$310,063	$—
Foreign currency translation adjustment	$1,533,186	$1,708,378
Issuance of shares pursuant to distribution reinvestment plan	$4,194,003	$3,195,069
Distributions payable to common and preferred stockholders	$4,295,436	$4,049,302
Distributions payable to noncontrolling interests in our Operating Partnership	$27,953	$28,029
Real estate and construction in process in accounts payable and accrued liabilities	$1,266,042	$323,124
Redemption of common stock in accounts payable and accrued liabilities	$511,652	$241,074
Deposits applied to acquisition of real estate	$—	$220,000

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

SmartStop REIT Advisors, LLC is our sponsor (our “Sponsor”). Our Sponsor is an indirect subsidiary of SmartStop Self Storage REIT, Inc. (“SmartStop”). Our Sponsor is a company focused on providing self storage advisory, asset management, and property management services. Our Sponsor owns 82.5% of the economic interests (and 100% of the voting membership interests) of Strategic Storage Advisor VI, LLC (our “Advisor”) and owns 100% of Strategic Storage Property Management VI, LLC (our “Property Manager”).

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

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

Pursuant to a Sponsor Funding Agreement (as defined in Note 2 - Summary of Significant Accounting Policies), our Sponsor has agreed to fund the payment of (i) the upfront 3% sales commission for the sale of Class Y shares, (ii) the upfront 3% dealer manager fee for the Class Y shares, and (iii) the estimated 1% organization and offering expenses for the sale of Class Y shares and Class Z shares. In November 2023 our Sponsor agreed to reimburse the Company in cash to cover the dilution from the one-time stock dividend described below. In consideration for our Sponsor providing the funding for the front-end sales load and the cash to cover the dilution from the stock dividend, Strategic Storage Operating Partnership VI, L.P., a Delaware limited partnership (our “Operating Partnership”), shall issue Series C Subordinated Convertible Units (“Series C Units”) to our Sponsor equal to the dollar amount of such funding divided by the then-current offering price (initially $9.30 per share and currently $10.00 per share) for the Class Y shares and Class Z shares sold in the Public Offering. The Series C Units shall initially have no distribution, voting or other rights to participate in our Operating Partnership unless and until such Series C Units are converted into Class A Units of our Operating Partnership. The Series C Units shall automatically convert into Class A Units on a one-to-one basis upon our disclosure of an estimated net asset value per share equal to at least $10.00 per share for each of the Class A, Class P, Class T, Class W, Class Y, and Class Z shares calculated net of the value of Series C Units to be converted. Such conversion is limited such that the dilution caused by the conversion may not reduce the diluted estimated net asset value below $10.00 per share. No Series C Units were converted to Class A Units as a result of the Estimated Per Share NAV (as defined below) being declared.

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

Prior to the termination of our Private Offering, approximately 10.6 million shares of Class P common stock were sold for gross offering proceeds of approximately $100.7 million. As of September 30, 2024, approximately 2.9 million Class A shares, approximately 4.8 million Class T shares, approximately 0.7 million Class W shares, approximately 3.1 million Class Y shares and approximately 0.3 million Class Z shares had been sold in the Public Offering for gross offering proceeds of approximately $30.3 million, approximately $48.1 million, approximately $6.3 million, approximately $29.4 million and approximately $2.3 million, respectively. Through our distribution reinvestment plan, we have issued approximately 0.8 million Class P shares, approximately 0.1 million Class A shares, approximately 0.2 million Class T shares, approximately 31,000 Class W shares, approximately 38,000 Class Y shares and approximately 2,100 Class Z shares for gross proceeds of approximately $11.5 million.

On August 7, 2024, our board of directors, upon recommendation of our nominating and corporate governance committee, approved an estimated value per share ("Estimated Per Share NAV") of $10.00 for our Class A shares, Class P shares, Class T shares, Class W shares, Class Y shares, and Class Z shares based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of March 31, 2024. No Series C Units were converted to Class A Units as a result of this Estimated Per Share NAV being declared.

We have invested the net proceeds from our Private Offering and Public Offering primarily in self storage facilities consisting of both income-producing and growth properties located in the United States and Canada. As of September 30, 2024, we owned 24 operating self storage properties located in seven states (Arizona, Delaware, Florida, Nevada, Oregon, Pennsylvania and Washington) and three Canadian provinces (Alberta, British Columbia and Ontario) and two development properties in Florida and Ontario. For more information, see Note 3 - Real Estate Facilities.

As of September 30, 2024, we owned 50% equity interests in five unconsolidated real estate ventures in two Canadian provinces (Ontario and Quebec) that are intended to be developed into self storage facilities, with subsidiaries of SmartCentres Real Estate Investment Trust (“SmartCentres”) owning the other 50% of such entities. For more information, see Note 4 - Investment in Unconsolidated Real Estate Ventures.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

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

On March 10, 2021, SmartStop OP, L.P. (“SmartStop OP”), an affiliate of our Sponsor and the operating partnership of SmartStop, contributed $5.0 million to our Operating Partnership, in exchange for 549,451 units of limited partnership interest in our Operating Partnership (the “OP Investment”). The OP Investment was made net of sales commissions and dealer manager fees, but without giving effect to the early investor discounts available to purchasers of shares in the Private Offering. At the effective time of the OP Investment, SmartStop OP was admitted as a limited partner to our Operating Partnership. As of September 30, 2024, we owned approximately 98% of the common units of limited partnership interest of our Operating Partnership. The remaining approximately 2% of the common units are owned by SmartStop OP.

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

Our dealer manager is Pacific Oak Capital Markets, LLC, a Delaware limited liability company (our “Dealer Manager”). On February 26, 2021, we entered into a dealer manager agreement with our Dealer Manager (the “Private Offering Dealer Manager Agreement”), pursuant to which our Dealer Manager was responsible for marketing our shares being offered pursuant to the Private Offering. In connection with our Public Offering, we entered into a dealer manager agreement with our Dealer Manager, pursuant to which our Dealer Manager is responsible for marketing our shares being offered pursuant to our Primary Offering (as amended, the “Dealer Manager Agreement”). An affiliate of our Dealer Manager increased its ownership interest from 10% to a 17.5% non-voting economic interest in our Advisor.

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

SEPTEMBER 30, 2024

(Unaudited)

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

As of September 30, 2024, we had not entered into any other contracts/interests that would be deemed to be variable interests in VIEs other than our joint ventures with SmartCentres, which are accounted for under the equity method of accounting. Please see Note 4 - Investments in Unconsolidated Real Estate Ventures. Other than the entities noted above, we do not currently have any material relationships with unconsolidated entities or financial partnerships.

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

SEPTEMBER 30, 2024

(Unaudited)

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

The value of the tangible assets, consisting of land and buildings, is determined as if vacant. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. We recorded approximately $0 and $4.5 million in intangible assets to recognize the value of in-place leases related to our acquisitions during the nine months ended September 30, 2024 and 2023, respectively. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent.

Allocation of purchase price to acquisitions of facilities are allocated to the individual facilities based upon an income approach or a discounted cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available.

Acquisitions that do not meet the definition of a business, as defined under current GAAP, are accounted for as asset acquisitions. During the nine months ended September 30, 2024 there were no property acquisitions. During the nine months ended September 30, 2023, our acquisitions did not meet the definition of a business because substantially all of the fair value was concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) or because the acquisition did not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. As a result, once an acquisition is deemed probable, transaction costs are capitalized rather than expensed. During the nine months ended September 30, 2024 and 2023, our acquisitions did not meet the definition of a business, and we capitalized approximately $0.0 million and $9.2 million, respectively, of acquisition-related transaction costs.

During the three months ended September 30, 2024 and 2023, we expensed approximately $0.2 million and $0.3 million, respectively, of acquisition-related transaction costs that did not meet our capitalization policy. During the nine

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

months ended September 30, 2024 and 2023, we expensed approximately $0.6 million and $1.4 million, respectively, of acquisition-related transaction costs that did not meet our capitalization policy.

Evaluation of Possible Impairment of Long-Lived Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets, including those held through joint ventures, may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. For the nine months ended September 30, 2024 and 2023, no impairment losses were recognized.

Advertising Costs

Advertising costs are included in property operating expenses and general and administrative expenses, depending on the nature of the expense, in the accompanying consolidated statements of operations. These costs are expensed in the period in which the cost is incurred. The Company incurred advertising costs of approximately $0.6 million and $1.8 million for the three and nine months ended September 30, 2024 respectively, and approximately $0.6 million and $1.7 million for the three and nine months ended September 30, 2023, respectively.

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

In consideration for the Sponsor providing the funding for the front-end sales load described above and the cash to cover the dilution from the stock dividend, the Operating Partnership will issue a number of Series C Units to the Sponsor equal to the dollar amount of such funding divided by the then-current offering price (initially $9.30 per share and currently $10.00 per share) for the Class Y shares and Class Z shares sold in the Public Offering. Pursuant to the Sponsor Funding Agreement, the Sponsor shall reimburse the Company monthly within 30 days after the end of each calendar month for the applicable front-end sales load it agreed to fund, and the Operating Partnership shall issue the Series C Units on a monthly basis, effective as of the respective funding date. The Series C Units convert into Class A Units of our Operating Partnership if the estimated net asset value equal to at least $10.00 per share. Such conversion is limited such that the dilution caused by the conversion may not reduce the diluted estimated net asset value below $10.00 per share. On August 7, 2024, we declared an Estimated Per Share NAV of $10.00 calculated as of March 31, 2024. No Series C Units were converted to Class A Units as a result of this Estimated Per Share NAV being declared.

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

SEPTEMBER 30, 2024

(Unaudited)

of our management contracts with SmartStop. Below is a summary of the portion of sponsor funding received which exceeds the fair value of the Series C Units issued:

Balance at December 31, 2023	$3,372,686
Total consideration received	965,403
Reduction of Property operating expense - affiliates	(581,150)
Balance at September 30, 2024	$3,756,939

Allowance for Doubtful Accounts

Tenant accounts receivable is reported net of an allowance for doubtful accounts. Management records a general reserve estimate based upon a review of the current status of tenant accounts receivable. It is reasonably possible that management’s estimate of the allowance will change in the future. As of September 30, 2024 and December 31, 2023, approximately $50,000 and $25,000, respectively, were recorded to allowance for doubtful accounts, and are included within other assets in the accompanying consolidated balance sheets.

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

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place leases. We are amortizing in-place leases on a straight-line basis over 18 months, the estimated average rental period for the leases. As of September 30, 2024, the gross amounts allocated to in-place lease intangibles were approximately $9.9 million and accumulated amortization of in-place

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

lease intangibles totaled approximately $9.4 million. As of December 31, 2023, the gross amounts allocated to in-place lease intangibles were approximately $10.0 million and accumulated amortization of in-place lease intangibles totaled approximately $6.9 million.

The total estimated future amortization expense of intangible assets for the year ending December 31, 2024 is approximately $0.5 million. The weighted-average amortization period on our remaining intangible assets with a net book value of approximately $0.5 million was approximately 0.2 years as of September 30, 2024.

Debt Issuance Costs

The net carrying value of costs incurred in connection with obtaining non revolving debt are presented on the consolidated balance sheets as a reduction of the related debt. Debt issuance costs are amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of September 30, 2024 and December 31, 2023, accumulated amortization of debt issuance costs related to non revolving debt totaled approximately $1.6 million and $0.8 million, respectively. For the three and nine months ended September 30, 2024, we expensed approximately $0.3 million and $0.8 million, respectively, and we expensed approximately $0.4 million and $1.2 million, respectively, for the three and nine months ended September 30, 2023, respectively, in debt issuance cost.

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

SEPTEMBER 30, 2024

(Unaudited)

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

In addition, current accounting guidance requires, among other things, that financial instruments that represent a mandatory obligation of us to repurchase shares be classified as liabilities and reported at settlement value. For the nine months ended September 30, 2024 we received redemption requests totaling approximately $1.7 million, approximately $1.2 million was fulfilled during the nine months ended September 30, 2024 and the remaining approximately $0.5 million was included in accounts payable and accrued liabilities as of September 30, 2024, and fulfilled in October 2024. For the nine months ended September 30, 2023 we received redemption requests totaling approximately $0.4 million, approximately $0.2 million was fulfilled during the nine months ended September 30, 2023 and the remaining approximately $0.2 million was included in accounts payable and accrued liabilities as of September 30, 2023, and fulfilled in October 2023.

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

SEPTEMBER 30, 2024

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

SEPTEMBER 30, 2024

(Unaudited)

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

The table below summarizes our fixed rate notes payable at December 31, 2023, we had no fixed rate notes payable at September 30, 2024. The estimated fair value of financial instruments is subjective in nature and are dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of our fixed and variable rate notes payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. These assumptions are considered level 2 inputs within the fair value hierarchy. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. As of September 30, 2024 we had no fixed rate notes payable outstanding. As of September 30, 2024 and December 31, 2023, we believe the fair value of our variable rate debt are reasonably estimated at their notional amounts as there have been minimal changes to the fixed spread portion of interest rates for similar loans observed in the market, and as the variable portion of our interest rates fluctuate with the associated market indices.

	September 30, 2024		December 31, 2023
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Secured Debt	$-	$-	$4,600,000	$4,764,241

As of September 30, 2024, we held interest rate cash flow hedges and foreign currency net investment hedges to hedge our interest rate and foreign currency exposure (See Notes 5 – Debt and 6 – Derivative Instruments). The valuation of these instruments was determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. The analyses reflect the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including interest rate curves, foreign exchange rates and implied volatilities as applicable. The fair value of the interest rate swaps and cap agreements were determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash payments. Our fair values of our net investment hedges are based primarily on the change in the spot rate at the end of the period as compared with the strike price at inception.

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

Although we had determined that the majority of the inputs used to value our hedges were within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our hedges utilized Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, through September 30, 2024, we had assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our hedge positions and determined that the credit valuation adjustment was not significant to the overall valuation of our hedge. As a result, we determined that our hedge valuation in its entirety was classified in Level 2 of the fair value hierarchy.

The table below presents the Company's assets and liabilities measured at fair value on a recurring basis as of September 30, 2024, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets - interest rate hedges	$—	$3,599,183	$—
Accounts payable and accrued liabilities - interest rate hedges	$—	$2,783,709	$—
Other assets - foreign currency hedge	$—	$242,954	$—

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

For derivatives designated as hedges, the effective portion of changes in the fair value of the derivatives are reported in accumulated other comprehensive income (loss). The ineffective portion of the change in fair value of the derivatives is recognized directly in Derivative fair value adjustment, within our consolidated statements of operations. Amounts are reclassified out of other comprehensive (loss) income into earnings (loss) when the hedged net investment is either sold or substantially liquidated.

Interest rate derivatives not designated as hedges for GAAP are not speculative and are used to manage our exposure to interest rate movements and other identified risks but we have elected not to apply hedge accounting. Changes in the fair value of interest rate derivatives not designated in hedging relationships are recorded in derivative fair value adjustment, net of cash settlements, within our consolidated statements of operations.

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

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

As of September 30, 2024, and December 31, 2023, we had no current tax provision, and there were net unrecognized tax benefits of approximately $6.6 million and $2.9 million, respectively.

	September 30, 2024	December 31, 2023
Deferred tax asset:
Canadian real estate and non-capital losses	$9,318,742	$2,853,603
Total deferred tax asset	9,318,742	2,853,603

Deferred tax liabilities:
Canadian real estate	$(2,696,208)	$—
	(2,696,208)	—

Valuation allowance	(6,622,534)	(2,853,603)

Net deferred tax liabilities	$—	$—

Uncertain tax positions may arise where tax laws may allow for alternative interpretations or where the timing of recognition of income is subject to judgment. Under ASC Topic 740, tax positions are evaluated for recognition using a more–likely–than–not threshold, and those tax positions requiring recognition are measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of September 30, 2024 and December 31, 2023, the Company had no uncertain tax positions. As of September 30, 2024 and December 31, 2023, the Company had no interest or penalties related to uncertain tax positions. Income taxes payable are classified within accounts payable and accrued liabilities in the consolidated balance sheets. The tax year 2021, 2022 and 2023 remains open to examination by the major taxing jurisdictions to which we are subject.

Concentration

No single self storage customer represents a significant concentration of our revenues. For the month of September 2024, approximately 50%, 15%, and 11% of our rental income was concentrated in the Greater Toronto Area of Canada, Arizona and Florida, respectively. Our properties within the aforementioned geographic areas are dispersed therein, operating in multiple different regions and sub-markets.

Segment Reporting

Our business is composed of one reportable segment: self storage operations. Within our self storage operations segment, as of September 30, 2024 and December 31, 2023, approximately $296.6 million and $304.8 million, respectively, of our long-lived assets relate to our operations in Canada. For the nine months ended September 30, 2024 and 2023 approximately $11.4 million and $5.5 million, respectively, of our revenues in the self storage segment related to our operations in Canada.

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

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

	For the nine months ended September 30,
	2024	2023
	Equivalent Shares (if converted)	Equivalent Shares (if converted)
Series B Convertible Preferred Stock	13,636,364	7,642,358
Unvested restricted stock awards	8,020	6,225
	13,644,384	7,648,583

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

Note 3. Real Estate Facilities

The following summarizes the activity in real estate facilities during the nine months ended September 30, 2024:

Real estate facilities
Balance at December 31, 2023	$514,006,885
Improvements and additions	7,568,263
Impact of foreign exchange rate changes	(5,823,384)
Balance at September 30, 2024	$515,751,764
Accumulated depreciation
Balance at December 31, 2023	$(15,660,337)
Depreciation expense	(9,483,983)
Impact of foreign exchange rate changes	63,096
Balance at September 30, 2024	$(25,081,224)

There were no acquisitions during the nine months ended September 30, 2024.

Note 4. Investments in Unconsolidated Real Estate Ventures

We have entered into various agreements with a subsidiary of SmartCentres, an unaffiliated third party, to acquire tracts of land, develop and operate self storage facilities.

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

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

The Company's investments in unconsolidated real estate ventures are summarized as follows:

					Carrying Value of Investment
	Location	Date Real Estate Venture Acquired Land	Real Estate Venture Status	Equity Ownership %	September 30, 2024	December 31, 2023
Toronto (1)	Toronto, Ontario	April 2021	Under development	50%	$3,879,397	$4,446,804
Toronto II (1)	Toronto, Ontario	December 2021	Under development	50%	5,663,421	7,232,806
Dorval (1)	Dorval, Quebec	February 2023	Under development	50%	2,488,433	2,722,149
Hamilton (1)	Hamilton, Ontario	November 2023	Under development (2)	50%	2,225,571	3,124,954
Montreal	Montreal, Quebec	January 2024	Under development	50%	3,819,804	—
					$18,076,626	$17,526,713
(1)
As of September 30, 2024, these properties were encumbered by first mortgages pursuant to the SmartCentres Financing (defined below).
(2)
On October 24, 2024, we commenced operations on the Hamilton JV property.

Completed Acquisition

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

SmartCentres Financing

On August 30, 2024, we and SmartCentres, through the Toronto, Toronto II, Dorval and Hamilton joint venture partnerships (the "JV Properties”), entered into a master mortgage commitment agreement (the “MMCA”) with SmartCentres Storage Finance LP (the “SmartCentres Lender”) (collectively, the “SmartCentres Financing”). The SmartCentres Lender is an affiliate of SmartCentres. The initial maximum amount available under the loan is CAD $95.5 million and contains an accordion feature such that borrowings may be increased to CAD $120.0 million, subject to certain conditions set forth in the MMCA. The proceeds of the SmartCentres Financing will be used to finance the development and construction of self storage facilities on the JV Properties. On September 3, 2024, the JV Properties drew approximately CAD $46.3 million on the SmartCentres Financing and distributed approximately CAD $21.8 million to each partner.

The SmartCentres Financing is secured by first mortgages on each of the JV Properties. Interest on the SmartCentres Financing is a variable annual rate equal to the aggregate of: (i) the Adjusted Daily Compounded Canadian Overnight Repo Rate Average ("CORRA"), plus: (ii) an adjusted Daily Compounded CORRA adjustment of approximately 0.30%, plus (iii) a margin based on the External Credit Rating, plus (iv) a margin under the Senior Credit Facility, each as defined and described further in the MMCA. As of September 30, 2024, the total interest rate was approximately 7.3%.

The SmartCentres Financing matures on May 11, 2026, and may be extended annually as set forth in the MMCA. Monthly interest payments are initially capitalized on the outstanding principal balance. Upon a JV Property generating sufficient Net Cash Flow (as defined in the MMCA), the SmartCentres Financing provides for the commencement of quarterly payments of interest. The borrowings advanced pursuant to the SmartCentres Financing may be prepaid without penalty, subject to certain conditions set forth in the MMCA.

The SmartCentres Financing contains customary affirmative and negative covenants, agreements, representations, warranties and borrowing conditions (including a loan to value ratio of no greater than 70% with respect to each JV Property) and events of default, all as set forth in the MMCA. We serve as a full recourse guarantor with respect to 50% of the SmartCentres Financing.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

Note 5. Debt

The Company’s secured debt is summarized as follows:

Debt	September 30, 2024	December 31, 2023	Interest Rate		Maturity Date
Huntington Credit Facility	$107,574,000	$107,574,000	7.46%	(1)	11/30/2025
Skymar Loan	—	4,764,241	N/A	(2)	N/A
National Bank of Canada - Burlington Loan	11,230,164	11,823,653	6.85%	(3)	9/20/2025
National Bank of Canada - Cambridge Loan	10,384,284	11,348,205	6.85%	(4)	12/20/2025
National Bank of Canada - North York Loan	18,001,800	18,857,500	7.00%	(5)	1/31/2025
Bank of Montreal Loan	15,998,175	16,311,738	7.10%	(6)	5/4/2025
First National Loan	6,513,939	6,641,612	8.60%	(7)	6/1/2025
National Bank of Canada - Ontario Loan	92,847,859	95,946,960	7.20%	(8)	6/15/2025
SmartStop Bridge Loan	23,000,000	15,000,000	8.96%		12/31/2025
Debt issuance costs, net	(1,022,796)	(1,783,488)
Total Debt	$284,527,425	$286,484,421

(1)
This variable rate loan encumbers 12 properties (Phoenix I, Phoenix II, Surprise, Bradenton, Apopka, Vancouver WA, Portland, Newark, Levittown, Chandler, St. Johns and Oxford). We entered into interest rate swap agreements and an interest rate cap that fixes Secured Overnight Financing Rate ("SOFR") at 0.77% until the maturity of the loan.
(2)
On August 1, 2024, the Skymar Loan was repaid and terminated in accordance with the loan agreement without fees or penalties.
(3)
This variable rate loan encumbers our Burlington, ONT property and the amount shown above is in USD based on the foreign exchange rate in effect as of September 30, 2024 and December 31, 2023, respectively. We entered into an interest rate swap agreement that fixes CORRA at 4.02% until the maturity of the loan.
(4)
This variable rate loan encumbers our Cambridge, ONT property and the amount shown above is in USD based on the foreign exchange rate in effect as of September 30, 2024 and December 31, 2023, respectively. We entered into an interest rate swap agreement that fixes CORRA at 3.52% until the maturity of the loan.
(5)
This variable rate loan encumbers our North York, ONT property and the amount shown above is in USD based on the foreign exchange rate in effect as of September 30, 2024 and December 31, 2023, respectively. We entered into an interest rate swap agreement that fixes CORRA at 3.79% until the maturity of the loan.
(6)
This variable rate loan encumbers our Vancouver, BC property and the amount shown above is in USD based on the foreign exchange rate in effect as of September 30, 2024 and December 31, 2023, respectively. We entered into an interest rate swap agreement that fixes CORRA at 4.47% until the maturity of the loan.
(7)
This variable rate loan encumbers our Edmonton, AB property and the amount shown above is in USD based on the foreign exchange rate in effect as of September 30, 2024 and December 31, 2023, respectively.
(8)
This variable rate loan encumbers our Ontario Portfolio and the amount shown above is in USD based on the foreign exchange rate in effect as of September 30, 2024 and December 31, 2023, respectively. We entered into an interest rate swap agreement that fixes CORRA at 4.73% until the maturity of the loan.

The weighted average interest rate on our consolidated debt, excluding the impact of our interest rate hedging activities, as of September 30, 2024 was approximately 7.42%.

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

SEPTEMBER 30, 2024

(Unaudited)

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

On April 13, 2023, in conjunction with the amendment to the Huntington Credit Facility, we entered into two interest rate swap agreements with an aggregate notional amount of $38.0 million and $22.0 million, respectively, whereby SOFR was fixed at 4.01% through the maturity of the Huntington Credit Facility. On April 13, 2023, we entered into an interest rate cap agreement with a notional amount of $47.6 million, whereby SOFR was capped at 2.6% through the maturity of the Huntington Credit Facility. On September 28, 2023, we terminated the interest rate cap agreement entered on April 13, 2023 and entered into a new interest rate cap agreement with a notional amount of $47.6 million, whereby SOFR is capped at 1.1% through the maturity of the Huntington Credit Facility. On March 28, 2024, we terminated the SOFR Huntington Credit Facility swap entered on April 13, 2023 and entered into two new interest rate swap agreements with the same notional amounts of $38.0 million and $22.0 million, respectively, whereby SOFR was swapped at 2.92% through the maturity of the Huntington Credit Facility. On September 25, 2024, we terminated the SOFR Huntington Credit Facility swap entered on March 28, 2024 and entered into two new interest rate swap agreements with the same notional amounts of $38.0 million and $22.0 million, respectively, whereby SOFR is swapped at 0.50% through the maturity of the Huntington Credit Facility.

The Huntington Credit Facility is a term loan that has a maturity date of November 30, 2025, which may, in certain circumstances, be extended at the option of the Borrower until November 30, 2027. Payments due under the Huntington Credit Facility are interest-only during the initial term of the loan.

The amounts outstanding under the Huntington Credit Facility bear interest at a variable rate equal to the one month Term SOFR plus 2.61%, adjusted monthly, with a floor of 3.25%. As of September 30, 2024, the interest rate excluding the impact of our interest rate hedging activities on the Huntington Credit Facility was 7.46%. The loan may be prepaid in whole or in part, without penalty or premium, at any time, subject to certain conditions as set forth in the Credit Agreement.

The Credit Agreement contains certain customary representations and warranties, affirmative, negative and financial covenants, borrowing conditions, and events of default. We serve as a limited recourse guarantor with respect to the Huntington Credit Facility. In particular, the financial covenants include a minimum debt service coverage ratio and minimum net worth and liquid assets requirements applicable to us and our Operating Partnership as guarantors. As of September 30, 2024, we were in compliance with all such covenants.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

Skymar Loan

On July 8, 2021, we, through a wholly-owned special purposes entity, entered into a $4.8 million financing with Skymar Capital Corporation (“Skymar”) as lender pursuant to a mortgage loan (the “Skymar Loan”). The Skymar Loan is secured by a first mortgage deed of trust on the Las Vegas property. The loan had a maturity date of August 1, 2024. Monthly payments due under the loan agreement (the “Skymar Loan Agreement”) were interest-only for the first two years, with principal and interest payments thereafter.

The amount outstanding under the Skymar Loan bore interest at an annual fixed rate equal to 4.125%. The loan may be prepaid in whole, but not in part, at any time, subject to certain conditions as set forth in the Skymar Loan Agreement. The loan documents contain agreements; representations; warranties and borrowing conditions; reserve requirements and events of default all as set forth in such loan documents. In addition, and pursuant to the terms of the limited recourse guaranty, we served as a non-recourse guarantor with respect to the Skymar Loan.

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

On June 28, 2024, we amended the SmartStop Bridge Loan (the "SmartStop Bridge Loan Amendment") to (i) increase the maximum borrowing capacity of the loan from $15.0 million to $25.0 million; and (ii) extend the maturity date by one-year until December 31, 2025. On July 29, 2024, we drew $8.0 million pursuant to the SmartStop Bridge Loan. As of September 30, 2024, we had $2.0 million of available capacity on the SmartStop Bridge Loan.

As of September 30, 2024, the interest rate on the SmartStop Bridge Loan was 8.96%. Payments under the SmartStop Bridge Loan are interest-only and payable monthly. The SmartStop Bridge Loan may be prepaid either in whole or in part, at any time, without penalty or premium.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

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

On May 22, 2024, we amended the National Bank of Canada - Burlington Loan to reflect a transition from CDOR to CORRA. On June 27, 2024, the loan and the interest rate swap converted to CORRA. Borrowings under the National Bank of Canada - Burlington Loan are subject to interest at the CORRA rate, plus a CORRA adjustment of approximately 0.30%, plus a spread of 2.25%.

The National Bank of Canada Burlington Loan Agreement also contains a debt service coverage ratio covenant and customary affirmative, negative and financial covenants; agreements; representations; warranties and borrowing conditions; and events of default all as set forth in such loan agreement. As of September 30, 2024, we were in compliance with such covenants.

National Bank of Canada - Cambridge Loan

On December 20, 2022, in connection with the acquisition of the property in Cambridge, Ontario (the “Cambridge Property”), we, through a special purpose entity formed to acquire and hold the Cambridge Property, entered into a term loan with National Bank of Canada (the “National Bank of Canada - Cambridge Loan”) for CAD $15.5 million, which is secured by a deed of trust on the Cambridge Property. Under the terms of the loan agreement (the “National Bank of Canada Cambridge Loan Agreement”) the interest rate is equal to the one month CDOR, plus 2.25%. In addition, we entered into an interest rate swap agreement with an initial notional amount of CAD $15.5 million, whereby the CDOR is fixed at 3.83% through the maturity of the loan. The National Bank of Canada - Cambridge Loan has a maturity date of December 20, 2025, and monthly payments are interest-only for the first four quarters, payable monthly and payments of principal and interest, calculated using 25 year amortization, are due monthly after. In addition, we serve as a full recourse guarantor with respect to the National Bank of Canada - Cambridge Loan. On May 10, 2023, we made a CAD $0.4 million paydown of the outstanding loan balance in accordance with the loan agreement. On May 3, 2024, we made a CAD $0.4 million paydown of the outstanding loan balance in accordance with the loan agreement. On August 30, 2024, we made a CAD $0.1 million paydown of the outstanding loan balance in accordance with the loan agreement. On September 27, 2024, we made a CAD $0.1 million paydown of the outstanding loan balance in accordance with the loan agreement.

On May 22, 2024, we amended the National Bank of Canada - Cambridge Loan to reflect a transition from CDOR to CORRA. On May 31, 2024, the loan and the interest rate swap converted to CORRA. Borrowings under the National Bank of Canada - Cambridge Loan are subject to interest at the CORRA rate, plus a CORRA adjustment of approximately 0.30%, plus a spread of 2.25%.

The National Bank of Canada Cambridge Loan Agreement also contains a debt service coverage ratio covenant and customary affirmative, negative and financial covenants; agreements; representations; warranties and borrowing conditions; and events of default all as set forth in such loan agreement. As of September 30, 2024, we were in compliance with such covenants.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

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

The National Bank of Canada North York Loan Agreement also contains a debt service coverage ratio covenant and customary affirmative, negative and financial covenants; agreements; representations; warranties and borrowing conditions; and events of default all as set forth in such loan agreement. As of September 30, 2024, we were in compliance with such covenants.

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

The Bank of Montreal Loan Agreement contains a debt service coverage ratio covenant and customary affirmative, negative and financial covenants, agreements, representations, warranties and borrowing conditions, and events of default. We serve as full recourse guarantor with respect to the Bank of Montreal Loan. As of September 30, 2024, we were in compliance with all such covenants.

First National Loan

On May 19, 2023, we, through a wholly-owned subsidiary of our Operating Partnership, entered into a term loan with First National Financial LP (the “First National Loan”) for approximately CAD $8.8 million. The First National Loan is secured by a deed of trust on the Edmonton Property.

Pursuant to the terms of the loan agreement for the First National Loan (the “First National Loan Agreement”), the amounts outstanding under the First National Loan bear a floating rate equal to the Royal Bank of Canada Prime Rate, plus 1.90%. As of September 30, 2024, the interest rate on the First National Loan was approximately 8.60%. The First National Loan has an initial term of two years maturing on June 1, 2025. Payments under the First National Loan are interest-only and payable monthly.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

The loan may be prepaid in whole, but not in part, at any time, subject to certain conditions as set forth in the First National Loan Agreement. The loan documents contain agreements; representations; warranties and borrowing conditions; reserve requirements and events of default. In addition, and pursuant to the terms of the limited recourse guaranty, we serve as a full recourse guarantor with respect to the First National Loan. As of September 30, 2024, we were in compliance with all such covenants.

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

The National Bank of Canada Ontario Loan Agreement contains an interest reserve requirement and a modified debt service coverage ratio covenant applicable to the Borrowers and customary affirmative, negative and financial covenants, agreements, representations, warranties and borrowing conditions, and events of default. As of September 30, 2024, we were in compliance with such covenants.

The following table presents the future principal payment requirements on our outstanding secured debt as of September 30, 2024:

2024	$1,355,466
2025	284,194,755
Thereafter	—
Total payments	285,550,221
Debt issuance costs, net	(1,022,796)
Total	$284,527,425

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

SEPTEMBER 30, 2024

(Unaudited)

value of interest rate derivatives not designated in hedging relationships are recorded in derivative fair value adjustment within our consolidated statements of operations.

Foreign Currency Hedge

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

The change in the value of the portion of our settled and unsettled foreign currency hedge that is not designated for hedge accounting for GAAP is recorded in Foreign currency adjustment within our consolidated statements of operations and represented a loss of approximately $0.5 million and $0 for the nine months ended September 30, 2024 and 2023, respectively.

The following table summarizes the terms of our derivative financial instruments as of September 30, 2024:

	Notional Amount	Strike	Effective Date	Maturity Date
Interest Rate Derivatives:
CORRA Swap - Burlington Loan (1)	$15,180,000	4.02%	September 27, 2022	September 20, 2025
CORRA Swap - Cambridge Loan (1)	$14,036,610	3.52%	April 30, 2024	December 22, 2025
CORRA Swap - North York Loan (1)	$24,333,333	3.79%	January 31, 2023	February 2, 2026
SOFR Swap - Huntington Credit Facility V (2)	$38,000,000	0.50%	September 3, 2024	November 28, 2025
SOFR Swap - Huntington Credit Facility VI (2)	$22,000,000	0.50%	September 3, 2024	November 28, 2025
CDOR Swap - Bank of Montreal Loan (1)	$21,625,000	4.47%	May 4, 2023	May 4, 2026
CORRA Swap - Ontario Loan (3)	$125,504,000	4.73%	June 15, 2023	June 15, 2026
SOFR Cap - Huntington Credit Facility (4)	$47,574,000	1.10%	September 28, 2023	November 28, 2025
Foreign Currency Hedge:
CAD Put (5)	$200,000,000	1.39%	December 22, 2023	December 20, 2024

(1)
Notional amounts are denominated in CAD and have been designated as a cash flow hedge.
(2)
Notional amounts are denominated in USD and have been designated as a cash flow hedge.
(3)
Notional amount is denominated in CAD and we have elected not to apply hedge accounting.
(4)
Notional amount is denominated in USD and we have elected not to apply hedge accounting.
(5)
Notional amount is denominated in CAD and was partially designated for hedge accounting.

The following table summarizes the terms of our derivative financial instruments as of December 31, 2023:

	Notional Amount	Strike	Effective Date	Maturity Date
Interest Rate Derivatives:
CDOR Swap - Burlington Loan (1)	$15,675,000	4.02%	September 27, 2022	September 20, 2025
CDOR Swap - Cambridge Loan (1)	$15,044,683	3.83%	December 20, 2022	December 22, 2025
CDOR Swap - North York Loan (1)	$25,000,000	3.79%	January 31, 2023	February 2, 2026
SOFR Swap - Huntington Credit Facility I (2)	$38,000,000	4.01%	April 12, 2023	November 28, 2025
SOFR Swap - Huntington Credit Facility II (2)	$22,000,000	4.01%	April 12, 2023	November 28, 2025
CDOR Swap - Bank of Montreal Loan (1)	$21,625,000	4.47%	May 4, 2023	May 4, 2026
CDOR Swap - Ontario Loan (3)	$127,200,000	4.73%	June 15, 2023	June 15, 2026
SOFR Cap - Huntington Credit Facility (4)	$47,574,000	1.10%	September 28, 2023	November 28, 2025
Foreign Currency Hedge:
CAD Put (5)	$200,000,000	1.39%	December 22, 2023	December 20, 2024

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

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

The following table presents a gross presentation of the fair value of our derivatives financial instruments as well as their classification on our consolidated balance sheets as of September 30, 2024 and December 31, 2023:

	Asset/Liability Derivatives Fair Value
	September 30, 2024	December 31, 2023
Interest Rate Hedges:
Other assets	$3,599,183	$2,920,664
Accounts payable and accrued liabilities	$2,783,709	$1,760,292
Foreign Currency Hedges:
Other assets	$242,954	$1,074,185

The following table presents the effects of our derivative financial instruments on our consolidated statements of operations for the periods presented:

	Gain (loss) recognized in OCI for the three months ended September 30,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI for the three months ended September 30,		Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Type	2024	2023		2024	2023		2024	2023
Interest Rate Swaps	$(1,263,331)	$1,029,762	Interest Expense	$316,876	$405,788	Interest Expense	$—	$—
Interest Rate Caps	—	330,495	Interest Expense	87,957	139,992	Interest Expense	—	—
Foreign Currency Put	(321,975)	—	N/A	—	—	N/A	—	—
	$(1,585,306)	$1,360,257		$404,833	$545,780		$—	$—

	Gain (loss) recognized in OCI for the nine months ended September 30,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI for the nine months ended September 30,		Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Type	2024	2023		2024	2023		2024	2023
Interest Rate Swaps	$211,651	$2,940,703	Interest Expense	$1,085,868	$729,105	Interest Expense	$2,530	$—
Interest Rate Caps	—	994,111	Interest Expense	261,957	238,832	Interest Expense	—	—
Foreign Currency Put	(310,063)	—	N/A	—	—	N/A	—	—
	$(98,412)	$3,934,814		$1,347,825	$967,937		$2,530	$—

Based upon the forward rates in effect as of September 30, 2024, we estimate that approximately $0.1 million related to our qualifying cash flow hedges will be reclassified to increase interest expense during the next 12 months.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

SEPTEMBER 30, 2024

(Unaudited)

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

SEPTEMBER 30, 2024

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

SEPTEMBER 30, 2024

(Unaudited)

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

As of September 30, 2024, there were 150,000 Preferred Shares outstanding with an aggregate liquidation preference of approximately $153.1 million, which consists of $150 million from the initial closing and approximately $3.1 million of accumulated and unpaid distributions.

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

SEPTEMBER 30, 2024

(Unaudited)

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

Our Advisory Agreement provides for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us. Beginning four fiscal quarters after commencement of the Public Offering, pursuant to our Advisory Agreement, our Advisor is required to pay or reimburse us the amount by which our aggregate annual operating expenses, as defined, exceed the greater of 2% of our average invested assets or 25% of our net income, as defined, unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For any fiscal quarter for which total operating expenses for the 12 months then ended exceed the limitation, we will disclose this fact in our next quarterly report or within 60 days of the end of that quarter and send a written disclosure of this fact to our stockholders. In each case the disclosure will include an explanation of the factors that the independent directors considered in arriving at the conclusion that the excess expenses were justified. As of September 30, 2024, our aggregate annual operating expenses, as defined, did not exceed the threshold described above.

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

In consideration for our Sponsor providing the funding for the front-end sales load and the cash to cover the dilution from the stock dividends described above in Note 1 - Organization, our Operating Partnership shall issue a number of Series C Units of limited partnership interest in our Operating Partnership to our Sponsor equal to the dollar amount of such funding divided by the then-current offering price (initially $9.30 per share and currently $10.00 per share) for the Class Y and Class Z shares sold in our Public Offering. Pursuant to the sponsor funding agreement by and among us, our Operating Partnership, and our Sponsor, our Sponsor shall reimburse us monthly for the applicable front end sales load it agreed to fund, and our Operating Partnership shall issue the Series C Units on a monthly basis, upon such reimbursement. In connection with the foregoing, we and our Operating partnership entered into Amendment No. 3 to the Operating Partnership Agreement (“Amendment No. 3”) to establish Series C Subordinated Convertible Units of limited partnership interest in our Operating Partnership (the “Series C Subordinated Convertible Units”). Amendment No. 3 sets forth the key terms of the Series C Subordinated Convertible Units, which are summarized below.

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

SEPTEMBER 30, 2024

(Unaudited)

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

SEPTEMBER 30, 2024

(Unaudited)

respect to each new property we acquire for which we enter into a property management agreement with our Property Manager we also pay our Property Manager a one-time start-up fee in the amount of $3,750.

All of our properties are operated under the “SmartStop® Self Storage” brand. An affiliate of our Sponsor owns the rights to the “SmartStop® Self Storage” brand.

Our Former Transfer Agent

Our Chief Executive Officer is also the chief executive officer and indirect owner of the parent company of our former transfer agent, Strategic Transfer Agent Services, LLC. Pursuant to a transfer agent agreement, our former transfer agent provided transfer agent and registrar services to us. The services our transfer agent provided us were substantially similar to what a third party transfer agent would provide in the ordinary course of performing its functions as a transfer agent. In connection with the transfer to SS&C GIDS, Inc. as our new transfer agent, we terminated the transfer agent agreement with our former transfer agent effective as of September 18, 2023. In lieu of a termination fee and in recognition of the additional cost and expenses incurred by our former transfer agent in connection with the transition, we paid our former transfer agent a transition fee of $150,000 during the third quarter of 2023.

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the year ended December 31, 2023 and the nine months ended September 30, 2024, as well as any related amounts payable as of December 31, 2023 and September 30, 2024:

	Year Ended December 31, 2023			For the Nine Months Ended September 30, 2024
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Operating expenses (including organizational costs)	$6,784,515	$3,586,399	$4,145,602	$9,932,011	$2,324,453	$11,753,160
Asset management fees	3,420,040	2,767,112	652,928	3,208,471	1,400,858	2,460,541
Property management fees	1,243,056	982,355	260,701	1,243,786	397,911	1,106,576
Transfer Agent expenses	319,426	326,613	—	—	—	—
Acquisition expenses (1)	710,892	179,263	535,303	444,364	—	979,667
Capitalized
Acquisition related (2)	5,589,549	6,001,574	339,435	113,259	—	452,694
Additional Paid-in Capital
Offering costs	5,610	5,610	—	—	—	—
Total	$18,073,088	$13,848,926	$5,933,969	$14,941,891	$4,123,222	$16,752,638

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

In order to protect the interest of the Property Manager in receiving these revenues in light of the fact that we control the properties and, hence, the ability of the Property Manager to receive such revenues, we and an affiliate of our Property Manager agreed to transfer our respective rights in such revenue to a joint venture entity owned 0.1% by our TRS subsidiary and 99.9% by our Property Manager’s affiliate (the “PM Affiliate”). Under the terms of the operating agreement of the joint venture entity, dated March 8, 2021 (the “JV Agreement”), our TRS receives 0.1% of the net revenues generated from such Tenant Programs and the PM Affiliate receives the other 99.9% of such net revenues. The JV Agreement further provides, among other things, that if a member or its affiliate terminates all or substantially all of the property management agreements or defaults in its material obligations under the JV Agreement or undergoes a change of control, as defined, (the “Triggering Member”), the other member generally shall have the right (but not the obligation) to either (i) sell all of its interest in the joint venture to the Triggering Member at fair market value (as agreed upon or as determined under an appraisal process) or (ii) purchase all of the Triggering Member’s interest in the joint venture at 95% of fair market value. For the nine months

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

ended September 30, 2024 and 2023, an affiliate of our Property Manager received net revenue from this joint venture of approximately $0.9 million and $0.6 million, respectively.

Storage Auction Program

Our Sponsor owns a minority interest in a company that owns 50% of an online auction company (the “Auction Company”) that serves as a web portal for self storage companies to post their auctions for the contents of abandoned storage units online instead of using live auctions conducted at the self storage facilities. The Auction Company receives a service fee for such services. During the nine months ended September 30, 2024 and 2023, we paid approximately $7,000 and $21,000 in fees to the Auction Company related to our properties, respectively. Our properties will receive the proceeds from such online auctions.

Note 9. Commitments and Contingencies

Distribution Reinvestment Plan

We adopted a distribution reinvestment plan that will allow our stockholders to have distributions otherwise distributable to them invested in additional shares of our common stock at a price equal to the then-current offering price for each class of share.

On October 2, 2023, the Company’s board of directors approved the Second Amended and Restated Distribution Reinvestment Plan (the “Second Amended and Restated DRP”) of the Company to include, as eligible participants, stockholders holding Class Y shares and stockholders holding Class Z shares. The Second Amended and Restated DRP replaced the prior distribution reinvestment plan. The distribution reinvestment plan was also amended and restated to state that the purchase price for shares pursuant to the Second Amended and Restated DRP shall be $9.30 per share for all classes of shares. In conjunction with the board of directors’ declaration of a new estimated value per share of our common stock on August 7, 2024, any shares sold pursuant to our distribution reinvestment plan will be sold at our new estimated value per share of $10.00 per Class A shares, Class P shares, Class T shares, Class W shares, Class Y shares and Class Z shares under our distribution reinvestment plan. The Second Amended and Restated DRP became effective on November 11, 2023. No sales commission or dealer manager fee will be paid on shares sold through the distribution reinvestment plan. We may amend or terminate the distribution reinvestment plan for any reason at any time upon 10 days' prior written notice to stockholders.

As of September 30, 2024, we have sold approximately 0.8 million Class P shares, approximately 0.1 million Class A shares, approximately 0.2 million Class T shares, approximately 31,000 Class W shares, approximately 38,000 Class Y shares and approximately 2,100 Class Z shares for gross proceeds of approximately $11.5 million pursuant to the distribution reinvestment plan.

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

On October 2, 2023, the Company’s board of directors approved an amendment to the Company’s share redemption program. Pursuant to the share redemption program, as amended, for Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares, the redemption price per share will be equal to 93% of the most recently published estimated net asset value of the applicable share class. On August 7, 2024 our board of directors approved an estimated net asset value per share of $10.00.

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

SEPTEMBER 30, 2024

(Unaudited)

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

For the nine months ended September 30, 2024 we received redemption requests totaling approximately $1.7 million. Approximately $1.2 million was fulfilled during the nine months ended September 30, 2024 and the remaining approximately $0.5 million was included in accounts payable and accrued liabilities as of September 30, 2024, and fulfilled in October 2024. For the nine months ended September 30, 2023 we received redemption requests totaling approximately $0.4 million. Approximately $0.2 million was fulfilled during the nine months ended September 30, 2023 and the remaining approximately $0.2 million was included in accounts payable and accrued liabilities as of September 30, 2023, and fulfilled in October 2023.

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

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

Note 10. Declaration of Distributions

Cash Distribution Declaration

On September 27, 2024, our board of directors declared a daily distribution rate of approximately $0.001693 per day per share on the outstanding shares of common stock payable to Class A, Class T, Class W, Class P, Class Y and Class Z stockholders of record of such shares as shown on our books at the close of business on each day of the period commencing on October 1, 2024 and ending December 31, 2024. In connection with this distribution, for the stockholders of Class T shares and Class Y shares, after the stockholder servicing fee is paid, approximately $0.001439 per day will be paid per Class T shares and Class Y share and for the stockholders of Class W shares and Class Z shares, after the dealer manager servicing fee is paid, approximately $0.001566 per day will be paid per Class W share and Class Z share. Such distributions payable to each stockholder of record during a month will be paid the following month.

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

Note 12. Subsequent Events

Offering Status

As of November 7, 2024, in connection with our offerings we have issued approximately 11.2 million Class P shares for gross offering proceeds of approximately $107.2 million, approximately 3.4 million Class A shares for gross offering proceeds of approximately $34.3 million, approximately 5.4 million Class T shares for gross offering proceeds of approximately $53.2 million, approximately 0.7 million Class W shares for gross offering proceeds of approximately $6.6 million, approximately 3.5 million Class Y shares for gross offering proceeds of approximately $33.2 million and approximately 0.3 million Class Z shares for gross offering proceeds of approximately $3.0 million.

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

On February 26, 2021, pursuant to a confidential private placement memorandum, we commenced a private offering (the “Private Offering”) of up to $200,000,000 in shares of our common stock and $20,000,000 shares of common stock pursuant to our distribution reinvestment plan. Please see Note 1 of the Notes to the Consolidated Financial Statements contained elsewhere in this report for additional information. The primary portion of the Private Offering was terminated on March 17, 2022. We received approximately $100.7 million in offering proceeds from the sale of our common stock pursuant to the Private Offering. Through our distribution reinvestment plan, we have issued approximately 0.8 million Class P shares for gross proceeds of approximately $7.5 million.

In connection with the Public Offering, defined below, we filed articles of amendment to our Charter (the “Articles of Amendment”) and articles supplementary to our Charter (the “Articles Supplementary”). Following the filing of the Articles of Amendment and the Articles Supplementary, we authorized 30,000,000 shares of common stock designated as Class P shares, 300,000,000 shares of common stock designated as Class A shares, 300,000,000 shares of common stock designated as Class T shares, and 70,000,000 shares of common stock designated as Class W shares. Any common stock sold in the Private Offering were redesignated as Class P common stock upon the filing of the Articles of Amendment. On May 28, 2021, we filed a Form S-11 Registration Statement, which was subsequently amended, with the U.S. Securities and Exchange Commission (“SEC”) to register a maximum of $1,000,000,000 in shares of Class A, Class T, and Class W common stock for sale to the public (the “Primary Offering”) and $95,000,000 in shares of Class A, Class T, and Class W common stock for sale pursuant to our distribution reinvestment plan. On March 17, 2022, the SEC declared our registration statement effective. On October 4, 2023, we filed a Post-Effective Amendment to our Registration Statement to register two new classes of common stock (Class Y shares and Class Z shares) with the SEC. On November 1, 2023, the Post-Effective Amendment to our Registration Statement became effective with the SEC. Also, on November 1, 2023, we filed articles supplementary to our Charter which reclassified 200,000,000 Class T shares as Class Y shares and 70,000,000 Class A shares as Class Z shares. Effective as of November 1, 2023, we are offering Class Y shares and Class Z shares in our Primary Offering for $9.30 per share and are offering Class A shares, Class P shares, Class T shares, Class W shares, Class Y shares and Class Z shares pursuant to our distribution reinvestment plan for $9.30 per share (collectively, the “Public Offering”). We are no longer offering Class A shares, Class T shares or Class W shares in our Primary Offering. As of September 30, 2024, approximately 2.9 million Class A shares, approximately 4.8 million Class T shares, approximately 0.7 million Class W shares, approximately 3.1 million Class Y shares and approximately 0.3 million Class Z shares had been sold in the Public Offering for gross offering proceeds of approximately $30.3 million, approximately $48.1 million, approximately $6.3 million, approximately $29.4 million and approximately $2.3 million, respectively. Through our distribution reinvestment plan, we have issued approximately 0.8 million Class P shares, approximately 0.1 million Class A shares, approximately 0.2 million Class T shares, approximately 31,000 Class W shares, approximately 38,000 Class Y shares and approximately 2,100 Class Z shares for gross proceeds of approximately $11.5 million.

We have invested the net proceeds from our Private Offering and Public Offering primarily in self storage facilities consisting of both income-producing and growth properties located in the United States and Canada. As of September 30, 2024, we owned 24 operating self storage properties located in seven states (Arizona, Delaware, Florida, Nevada, Oregon, Pennsylvania and Washington) and three Canadian provinces (Alberta, British Columbia and Ontario), 50% equity interests in five unconsolidated real estate ventures located in two Canadian provinces (Ontario and Quebec) that are intended to be developed into self storage facilities, with subsidiaries of SmartCentres Real Estate Investment Trust (“SmartCentres”) owning the other 50% of such entity and two development properties in Florida and Ontario.

As previously disclosed in our Current Report on Form 8-K filed with the SEC on August 7, 2024, on August 7, 2024, our board of directors, upon recommendation of our nominating and corporate governance committee, approved an Estimated Per Share NAV of $10.00 for our Class A shares, Class P shares, Class T shares, Class W shares, Class Y shares, and Class Z shares based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of March 31, 2024. No Series C Units were converted to Class A Units as a result of this Estimated Per Share NAV being declared. See our Current Report on Form 8-K filed with the SEC on August 7, 2024 for more details related to the determination of our Estimated Per Share NAV.

As of September 30, 2024, our operating self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)		Rental Income %(4)
Alberta	1	495	48,800	2%	88%		3%
Arizona	4	2,850	378,720	17%	92%		15%
British Columbia (7)	1	925	59,180	3%	66%	(5)	3%
Delaware	1	820	80,545	4%	86%		4%
Florida (6)	4	2,585	334,615	16%	76%	(5)	11%
Nevada	1	335	51,900	2%	91%		3%
Ontario	9	8,785	959,735	44%	87%	(5)	50%
Oregon	1	520	55,830	3%	93%		3%
Pennsylvania	1	810	78,040	4%	93%		4%
Washington	1	1,095	99,745	5%	91%		4%
	24	19,220	2,147,110	100%	86%		100%

(1)
Includes all rentable units, consisting of storage units and parking units (approximately 850 units).
(2)
Includes all rentable square feet consisting of storage units and parking units (approximately 199,780 square feet).
(3)
Represents the occupied square feet of all facilities we owned in a state divided by total rentable square feet of all the facilities we owned in such state as of September 30, 2024.
(4)
Represents rental income for all facilities we own in a state divided by our total rental income for the month ended September 30, 2024.
(5)
The following properties are newly constructed or lease-up properties. The properties' occupancy as of their respective acquisition dates and as of September 30, 2024 are as follows:

Property	Acquisition Date	Initial Occupancy %	September 30, 2024 Physical Occupancy %
Bradenton - FL	12/30/2021	54%	80%
Apopka - FL (6)	12/30/2021	5%	55%
Vancouver - BC (7)	5/17/2022	38%	66%
Mississauga II - ONT	12/20/2022	15%	74%
Burlington II - ONT	1/31/2023	54%	79%
(6)
In September 2024, we completed the expansion of the Apopka, FL property that added approximately 64,390 net rentable square feet and 400 units.
(7)
In September 2024, we completed final floors of the Vancouver, BC property that added approximately 20,860 net rentable square feet and 455 units.

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

Etobicoke Land

On March 27, 2023, we, through an indirect, wholly-owned subsidiary of our Operating Partnership, acquired a parcel of land to be developed into a self storage facility located in Etobicoke, in the city of Toronto, Ontario (the “Etobicoke

Land”) from an unaffiliated third party. The purchase price for the Etobicoke Land was approximately CAD $2.2 million, plus closing costs and an acquisition fee to our advisor. We funded such acquisition with net proceeds from our Primary Offering. Our cost to complete development is approximately CAD $12.0 million, which we expect to fund with a combination of net proceeds from our Primary Offering and/or potential future debt financing.

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

The following table summarizes our 50% ownership interests in unconsolidated real estate ventures as of September 30, 2024:

	Location	Date Real Estate Venture Acquired Land	Real Estate Venture Status	Estimated Completion Date	Approx. Units at Completion	Approx. Sq. Ft. (net) at Completion
Toronto	Toronto, Ontario	April 2021	Under Development	Second half of 2025	1,200	98,500
Toronto II	Toronto, Ontario	December 2021	Under Development	First half of 2025	1,500	121,500
Dorval	Dorval, Quebec	February 2023	Under Development	Second half of 2025	1,250	112,000
Hamilton	Hamilton, Ontario	November 2023	Under Development (1)	Second half of 2024 (1)	970	100,000
Montreal	Montreal, Quebec	January 2024	Under Development	First half of 2026	1,450	124,000
					6,370	556,000
(1)
On October 24, 2024, the property opened and we commenced operations on the Hamilton property.

Our 50% share of the costs to complete development are currently expected to be approximately CAD $5.4 million for the Toronto Property, approximately CAD $5.5 million for the Toronto II Property, approximately CAD $7.2 million for the Dorval Property, approximately CAD $2.3 million for the Hamilton Property and approximately CAD $14.1 million for the Montreal Property. Development costs for Toronto, Toronto II, Dorval and Hamilton properties are expected to be funded with the SmartCentres Financing. The development costs for the Montreal Property are expected to be funded with a combination of net proceeds from our Primary Offering and/or potential future debt financing.

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

Further, the broader economy has been experiencing elevated levels of inflation, higher interest rates, tightening monetary and fiscal policies and a slowdown in home sales and population mobility. This could result in less discretionary spending, weakening consumer balance sheets and reduced demand for self storage. Additionally, a prolonged period of elevated inflation and/or higher interest rates could result in a further contraction of self storage demand. However, demand for the self storage sector is dynamic with drivers that function in a multitude of economic environments, both cyclically and counter-cyclically. Demand for self storage tends to be needs-based, with numerous factors that lead customers to renting and maintaining storage units. Additionally, the broader interest rate and inflationary environment has moderated since the beginning of 2024. These factors could lead to increased levels of population mobility, specifically amongst single family home buyers and sellers, which could increase demand for self storage. Certain property operating expenses have experienced elevated pressures to date, namely property insurance, property taxes and payroll have seen above average increases, primarily due to inflation and natural disasters. As a result, we have experienced a year-over-year decrease in gross margins for the year ended December 31, 2023 and the first three quarters of 2024.

In 2022, the Federal Reserve began increasing its targeted range for the federal funds rate, leading to increased interest rates. This approach to monetary policy was mirrored by other central banks across the world, to similar effect. We currently have fixed or capped interest rates of varying durations for the majority of our loans, either directly or indirectly through our use of interest rate hedges. The rise in overall interest rates has caused an increase in our variable rate borrowing costs and our overall cost of capital, resulting in an increase in net interest expense. Capitalization rates on acquisitions have not increased at the same magnitude as interest rates. These factors may limit our ability to make accretive acquisitions of self storage properties, negatively impact our profitability, and affect our ability to comply with certain financial covenants. However, with anticipation of the Federal Reserve lowering its target range for the federal funds rate, interest rates across the curve began to decrease in the first half of 2024. In September 2024, the Federal Reserve lowered its targeted range for the federal funds rate by 50 basis points. In November 2024, the Federal Reserve lowered its targeted range for the federal funds rate by 25 basis points.

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

On March 10, 2021, we commenced formal operations and we acquired our first six self storage properties during 2021. As of September 30, 2024 and 2023, we owned 24 operating self storage facilities.

Our operating results for both of the three months ended September 30, 2024 and 2023, include full period results for 24 properties. During the second quarter of 2023, we acquired seven self storage properties that were primarily in the lease-up phase. As such, we believe there is little basis for comparison between the three months ended September 30, 2024 and 2023. Operating results in future periods will depend on the results of operations of these properties and the real estate properties that we acquire in the future.

Our operating results for the nine months ended September 30, 2024 include full period results for 24 self storage facilities. Our operating results for the nine months ended September 30, 2023 include full period results for 15 self storage facilities, and partial period results for nine properties acquired during the first nine months of 2023. As such, we believe there is little basis for comparison between the nine months ended September 30, 2024 and 2023. Operating results in future periods will depend on the results of operations of these properties and the real estate properties that we acquire in the future.

Comparison of the three months ended September 30, 2024 and 2023

Total Revenues

Total revenues for the three months ended September 30, 2024 and 2023 were approximately $7.3 million and approximately $6.3 million, respectively. The increase in total revenue of approximately $1.0 million is primarily attributable to the lease up of our non-stabilized properties. We expect total revenues to increase in the future commensurate with our future acquisition activity and lease-up of our non-stabilized properties.

Property Operating Expenses

Property operating expenses for the three months ended September 30, 2024 and 2023 were approximately $2.8 million and approximately $2.6 million, respectively. Property operating expenses include the costs to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses of approximately $0.2 million is primarily attributable increased property insurance and property taxes. We expect property operating expenses to increase in the future as our operational activity increases but decrease as a percentage of total revenues as we lease-up our non-stabilized properties.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the three months ended September 30, 2024 and 2023 were approximately $1.3 million and approximately $1.4 million, respectively. Property operating expenses – affiliates includes property management fees and asset management fees. We expect property operating expenses – affiliates to increase in the future as our operational activity increases.

General and Administrative Expenses

General and administrative expenses for each of the three months ended September 30, 2024 and 2023 were approximately $1.5 million. General and administrative expenses consist primarily of legal expenses, directors’ and officers’ insurance, transfer agent fees, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors related costs. We expect general and administrative expenses to increase in the future as our operational activity increases, but decrease as a percentage of total revenue.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended September 30, 2024 and 2023 were approximately $3.9 million and approximately $4.6 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The decrease in depreciation and amortization expense of approximately $0.7 million is primarily related to intangible assets from the 2022 and 2023 acquisitions being fully amortized during the first half of 2024. We expect depreciation and amortization expense to increase in future periods commensurate with our future acquisition activity.

Acquisition Expenses – Affiliates

Acquisition expenses – affiliates for each of the three months ended September 30, 2024 and 2023 were approximately $0.1 million. Acquisition expenses primarily relate to the costs associated with our potential acquisitions prior to the acquisitions becoming probable in accordance with our capitalization policy. We expect acquisition expenses- affiliates to fluctuate in the future commensurate with our acquisition activity.

Other Property Acquisition Expenses

Other property acquisition expenses for the three months ended September 30, 2024 and 2023 were approximately $0.1 million and approximately $0.2 million, respectively. Acquisition expenses primarily relate to the costs associated with our potential acquisitions prior to the acquisitions becoming probable in accordance with our capitalization policy. We expect other property acquisition expenses to fluctuate in the future commensurate with our acquisition activity.

Interest Expense

Interest expense for the three months ended September 30, 2024 and 2023 was approximately $4.5 million and approximately $4.7 million, respectively. The decrease of approximately $0.2 million is primarily attributable to a decrease in rates on our variable rate debt. We expect interest expense to fluctuate in the future commensurate with our future debt level and interest rates.

Interest Expense – Debt Issuance Costs

Interest expense – debt issuance costs for the three months ended September 30, 2024 and 2023 were approximately $0.3 million and approximately $0.4 million, respectively. Interest expense – debt issuance costs reflects the amortization of fees incurred in connection with obtaining financing. We expect interest expense – debt issuance costs to increase commensurate with our future financing activity.

Derivative Fair Value Adjustment

Derivative fair value adjustment for the three months ended September 30, 2024 and 2023 was approximately $1.8 million loss and $1.0 million gain, respectively. Derivative fair value adjustment consists of fair market value adjustment of our interest rate derivatives we elected not to apply hedge accounting. We expect the derivative fair value adjustment to change in the future based upon changes in interest rates.

Other Income

Other income for the three months ended September 30, 2024 and 2023 was approximately $0.1 million and approximately $0.2 million, respectively. Other income consists primarily of interest income received on cash and restricted cash. We expect other income to change in the future based upon changes in interest rates and cash on hand.

Foreign Currency Adjustment

Foreign currency adjustment for the three months ended September 30, 2024 and 2023 was approximately $0.8 million gain and approximately $2.4 million loss, respectively. Foreign currency adjustment consists of changes in foreign currency related to our net investments in real estate facilities and unconsolidated real estate ventures in Canada, not classified as long term in accordance with GAAP. We expect foreign currency adjustment to change in the future based upon changes in exchange rates, as well as future net investments in real estate in currencies other than United States dollars.

Comparison of the nine months ended September 30, 2024 and 2023

Total Revenues

Total revenues for the nine months ended September 30, 2024 and 2023 were approximately $20.9 million and approximately $14.7 million, respectively. The increase in total revenue of approximately $6.2 million is primarily attributable to a full period of operations for 24 properties in 2024, compared to a full period of operations for 15 properties and partial period of operations for nine properties acquired in the first nine months of 2023, as well as lease up of our non-stabilized properties. We expect total revenues to increase in the future commensurate with our future acquisition activity and lease-up of our non-stabilized properties.

Property Operating Expenses

Property operating expenses for the nine months ended September 30, 2024 and 2023 were approximately $8.5 million and approximately $6.4 million, respectively. Property operating expenses include the costs to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses of approximately $2.1 million is primarily attributable to a full period of operations for 24 properties in 2024, compared to a full quarter of operations for 15 properties and partial period of operations for nine properties acquired in the first nine months of 2023. We expect property operating expenses to increase in the future as our operational activity increases but decrease as a percentage of total revenues as we lease-up our non-stabilized properties.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the nine months ended September 30, 2024 and 2023 were approximately $3.9 million and approximately $3.2 million, respectively. Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses – affiliates of approximately $0.7 million is primarily attributable to a full period of operations for 24 properties in 2024, compared to a full quarter of operations for 15 properties and partial period of operations for nine property acquired in the first nine months of 2023. We expect property operating expenses – affiliates to increase in the future as our operational activity increases.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2024 and 2023 were approximately $4.6 million and approximately $4.0 million, respectively. General and administrative expenses consist primarily of legal expenses, directors’ and officers’ insurance, transfer agent fees, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors related costs. The increase in general and administrative expenses of approximately $0.6 million is primarily attributable to an increase in costs commensurate with the increase in our operational activity. We expect general and administrative expenses to increase in the future as our operational activity increases, but decrease as a percentage of total revenue.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the nine months ended September 30, 2024 and 2023 were approximately $12.1 million and approximately $10.7 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The increase in depreciation and amortization expense of approximately $1.4 million is primarily attributable to a full period of operations for 24 properties in 2024, compared to a full quarter of operations for 15 properties and partial period of operations for nine properties acquired in the first nine months of 2023. We expect depreciation and amortization expense to increase in future periods commensurate with our future acquisition activity.

Acquisition Expenses – Affiliates

Acquisition expenses – affiliates for each of the nine months ended September 30, 2024 and 2023 were approximately $0.4 million. Acquisition expenses primarily relate to the costs associated with our potential acquisitions prior to the acquisitions becoming probable in accordance with our capitalization policy. We expect acquisition expenses- affiliates to fluctuate in the future commensurate with our acquisition activity.

Other Property Acquisition Expenses

Other property acquisition expenses for the nine months ended September 30, 2024 and 2023 were approximately $0.2 million and approximately $0.9 million, respectively. Acquisition expenses primarily relate to the costs associated with our potential acquisitions prior to the acquisitions becoming probable in accordance with our capitalization policy. We expect other property acquisition expenses to fluctuate in the future commensurate with our acquisition activity.

Interest Expense

Interest expense for the nine months ended September 30, 2024 and 2023 was approximately $13.7 million and approximately $11.3 million, respectively. The increase in Interest expense primarily relates to a full period of interest incurred for 24 self storage properties in 2024 compared to a full period of interest incurred for 15 properties and partial period of interest incurred for nine properties acquired in the first nine months of 2023. We expect interest expense to fluctuate in the future commensurate with our future debt level and interest rates.

Interest Expense – Debt Issuance Costs

Interest expense – debt issuance costs for the nine months ended September 30, 2024 and 2023 were approximately $0.8 million and approximately $1.2 million, respectively. The decrease is primarily related to the write off of approximately $0.3 million in debt issuance cost related to the 2023 Huntington Credit Facility refinance in accordance with GAAP. Interest expense – debt issuance costs reflects the amortization of fees incurred in connection with obtaining financing. We expect interest expense – debt issuance costs to increase commensurate with our future financing activity.

Derivative Fair Value Adjustment

Derivative fair value adjustment for the nine months ended September 30, 2024 and 2023 was approximately $0.1 million loss and $0.9 million gain, respectively. Derivative fair value adjustment consists of fair market value adjustment of our interest rate derivatives we elected not to apply hedge accounting. We expect the derivative fair value adjustment to change in the future based upon changes in interest rates.

Other Income

Other income for the nine months ended September 30, 2024 and 2023 was approximately $0.4 million and approximately $0.3 million, respectively. Other income consists primarily of interest income received on cash and restricted cash. We expect other income to change in the future based upon changes in interest rates and cash on hand.

Foreign Currency Adjustment

Foreign currency adjustment for the nine months ended September 30, 2024 and 2023 was approximately $2.5 million loss and approximately $1.8 million loss, respectively. Foreign currency adjustment consists of changes in foreign currency related to our net investments in real estate facilities and unconsolidated real estate ventures in Canada, not classified as long term in accordance with GAAP. We expect foreign currency adjustment to change in the future based upon changes in exchange rates, as well as future net investments in real estate in currencies other than United States dollars.

Liquidity and Capital Resources

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the nine months ended September 30, 2024 and 2023 is as follows:

	Nine Months Ended
	September 30, 2024	September 30, 2023	Change
Net cash flow provided by (used in):
Operating activities	$85,203	$(10,509,323)	$10,594,526
Investing activities	(9,474,471)	(261,773,231)	252,298,760
Financing activities	9,861,778	291,829,079	(281,967,301)

Cash flows provided by (used in) operating activities for the nine months ended September 30, 2024 and 2023 were approximately $0.1 million and approximately ($10.5) million, respectively, a change of approximately $10.6 million. The increase in cash provided by operating activities is primarily the result of an increase in amounts due to affiliates.

Cash flows used in investing activities for the nine months ended September 30, 2024 and 2023 were approximately $9.5 million and approximately $261.8 million, respectively, a change of approximately $252.3 million. The decrease in cash used in our investing activities is primarily the result of cash used for the purchase of real estate during the nine months ended September 30, 2023.

Cash flows provided by financing activities for the nine months ended September 30, 2024 and 2023 were approximately $9.9 million and approximately $291.8 million, respectively, a change of approximately $281.9 million. The decrease in cash provided by our financing activities is primarily the result of a decrease in net debt proceeds totaling $126.8 million and net proceeds raised from issuance of preferred equity $150 million that occurred during the nine months ended September 30, 2023.

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

The National Bank of Canada - North York Loan, First National Loan, Bank of Montreal Loan, National Bank of Canada - Burlington and National Bank of Canada - Ontario Loan mature in the next 12 months. We are evaluating multiple options to satisfy these loan maturities before they come due, which include extending the maturity date of the loans, exercising extension options, amending the loans with the current lender or refinancing with a different lender.

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

The following shows our cash distributions and the sources of such cash distributions for the respective periods presented:

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
Distributions paid in cash — common stockholders	$5,642,968		$4,505,116
Distributions paid in cash — preferred unitholders in our Operating Partnership	—		271,250
Distributions paid in cash — preferred stockholders	9,382,405		2,087,500
Distributions paid in cash — Operating Partnership unitholders	256,313		256,003
Distributions reinvested	4,194,003		3,195,069
Total distributions	$19,475,689		$10,314,938
Source of distributions
Cash flows provided by operations	$85,203	0.4%	$—	0.0%
Proceeds from offerings	15,196,483	78.0%	7,119,869	69.0%
Offering proceeds from distribution reinvestment plan	4,194,003	21.5%	3,195,069	31.0%
Total sources	$19,475,689	100.0%	$10,314,938	100.0%

From our inception through September 30, 2024, we have paid cumulative distributions of approximately $43.4 million, as compared to cumulative net loss attributable to our common stockholders of approximately $98.4 million.

For the nine months ended September 30, 2024, we paid distributions of approximately $19.5 million, as compared to a net loss attributable to our common stockholders of approximately $34.3 million. Net loss attributable to our common stockholders for the nine months ended September 30, 2024, reflects non-cash depreciation and amortization of approximately $12.1 million and acquisition related expenses of approximately $0.6 million.

From our inception through September 30, 2024, cumulative net loss attributable to our common stockholders reflects non-cash depreciation and amortization of approximately $34.6 million, and acquisition related expenses of approximately $5.0 million.

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

Indebtedness

As of September 30, 2024, our total indebtedness was approximately $284.6 million which included approximately $285.6 million of variable rate debt less approximately $1.0 million in net debt issuance costs. See Note 5 – Debt, of the Notes to the Consolidated Financial Statements contained in this report for more information about our indebtedness.

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

Our material cash requirements from known contractual and other obligations primarily relate to the following, for which information on both a short-term and long-term basis is provided in the indicated notes to the consolidated financial statements:

•
Debt — Refer to Note 5 of the Notes to the Consolidated Financial Statements. As of September 30, 2024 excluding the impact of our interest rate hedging activities, future cash payments for interest on debt over the next 12 months is approximately $21.2 million. As of September 30, 2024 future cash payments for maturing debt over the next 12 months is approximately $145.0 million. We expect to meet these future obligations with a combination of proceeds from our Primary Offering, operations, exercising debt extension options and future debt financing.
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

The following table presents the future principal payments required on outstanding debt as of September 30, 2024:

2024	$1,355,466
2025	284,194,755
Thereafter	—
Total payments	285,550,221
Debt issuance costs, net	(1,022,796)
Total	$284,527,425

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

As of September 30, 2024, our total indebtedness was approximately $284.6 million, which included approximately $285.6 million in variable rate debt less approximately $1.0 million in net debt issuance costs. A change in interest rates on variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase by 100 basis points, the increase in interest, net of our interest rate derivatives, would decrease future earnings and cash flows by approximately $0.3 million annually.

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

The following table summarizes future debt maturities and average interest rates on our outstanding debt as of September 30, 2024:

	Payments due during the years ended December 31,
	2024	2025	2026	2027	2028	Thereafter	Total
Variable rate debt	$1,355,466	$284,194,755	$—	$—	$—	$—	$285,550,221
Average interest rate(1)	7.50%	7.50%	N/A	N/A	N/A	N/A
Fixed rate debt (1)	$—	$—	$—	$—	$—	$—	$—
Average interest rate	N/A	N/A	N/A	N/A	N/A	N/A

(1)
Interest expense on variable rate debt was calculated based on the rate in effect on September 30, 2024, excluding the impact of interest rate derivatives. The Huntington Credit Facility, National Bank of Canada - Burlington Loan, National Bank of Canada - Cambridge Loan, National Bank of Canada - North York, Bank of Montreal and National Bank of Canada - Ontario loan have variable rates, however, we entered into interest rate caps or swap agreements that fix SOFR at 2.12%, CORRA at 4.02%, CORRA at 3.83%, CORRA at 3.79%, CORRA at 4.47% and CORRA at 4.73% respectively until the maturity of the loan. Debt denominated in foreign currency has been converted based on the rate in effect as of September 30, 2024.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The following should be read in conjunction with the risk factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2023.

We have incurred a net loss to date, have an accumulated deficit and our operations may not be profitable in 2024.

We incurred a net loss attributable to common stockholders of approximately $34.3 million for the nine months ended September 30, 2024. Our accumulated deficit was approximately $98.4 million as of September 30, 2024. Given that we are still early in our fundraising and acquisition stage, our operations may not be profitable in 2024.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)
Distribution Reinvestment Plan - Class P Shares

During the three months ended September 30, 2024, through our distribution reinvestment plan, we have issued approximately 73,000 Class P shares to investors who originally purchased shares in our Private Offering, for gross proceeds of approximately $0.7 million. No sales commissions or dealer manager fees are paid in connection with the sale of shares pursuant to our distribution reinvestment plan. Each of the purchasers of our shares of common stock under our Private Offering has represented that he or she is an accredited investor. Based upon these representations, we believe that the foregoing issuances of our shares of Class P common stock were exempt from the registration requirements pursuant to Rule 506 and Section 4(a)(2) of the Act and Regulation D promulgated thereunder.

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

(b)
On March 17, 2022, our Public Offering (SEC File No. 333-256598) of up to $1.0 billion in shares of our common stock in our Primary Offering was declared effective by the SEC, consisting of five classes of shares: Class A shares for $10.33 per share (up to $450 million in shares), Class T shares for $10.00 per share (up to $450 million in shares), Class W shares for $9.40 per share (up to $100 million in shares), Class Y shares for $9.30 per share (up to $800 in shares), and Class Z shares for $9.30 per share (up to $200 million in shares) and up to $95 million in shares pursuant to our distribution reinvestment plan at $9.30 per share for Class A, Class T, Class W, Class Y and Class Z shares. As of September 30, 2024, we had sold approximately 2.9 million Class A shares for gross offering proceeds of approximately $30.3 million, approximately 4.8 million Class T shares for gross offering proceeds of approximately $48.1 million, approximately 0.7 million Class W shares for gross offering proceeds of approximately $6.3 million, approximately 3.1 million Class Y shares for gross offering proceeds of approximately $29.4 million and approximately 0.3 million Class Z shares for gross offering proceeds of approximately $2.3 million pursuant to our Primary Offering. Through our distribution reinvestment plan, we have issued approximately 0.1 million Class A shares, approximately 0.2 million Class T shares, approximately 31,000 Class W shares, approximately 38,000 Class Y shares and approximately 2,100 Class Z shares for gross proceeds of approximately $3.9 million. We have incurred approximately $10.2 million in sales commissions and dealer manager fees (of which approximately $4.9 million was re-allowed to a third party broker-dealer) in connection with the Primary Offering, and approximately $4.5 million in organization and offering costs.
(c)
Our share redemption program enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our Registration Statement on Form S-11 (SEC Registration No. 333-256598). During the three months ended September 30, 2024, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) That May Yet to be Purchased Under the Plans or Programs
July 31, 2024	44,863	$8.78	—	781,113
August 31, 2024	—	—	—	781,113
September 30, 2024	—	—	—	781,113

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

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended September 30, 2024 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.1*	Amendment No. 4 to the Second Amended and Restated Limited Partnership Agreement of Strategic Storage Operating Partnership VI, L.P., dated as of September 19, 2024

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following Strategic Storage Trust VI, Inc. financial information for the three and nine months ended September 30, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Equity and Temporary Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

104*	The cover page from the Strategic Storage Trust VI, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, has been formatted in Inline XBRL.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STORAGE TRUST VI, INC. (Registrant)
Dated: November 12, 2024	By:	/s/ Matt F. Lopez
Matt F. Lopez Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)