Form 10-K
period 2024-12-31
Strategic Storage Trust VI, Inc.
filed 2025-03-31
CIK 1852575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of March 25, 2025, there were 11,380,453 outstanding shares of Class P common stock, 3,386,003 outstanding shares of Class A common stock, 5,398,323 outstanding shares of Class T common stock, 709,730 outstanding shares of Class W common stock, 4,652,099 outstanding shares of Class Y common stock, and 385,958 outstanding shares of Class Z common stock of the registrant.

Documents Incorporated by Reference:

The registrant incorporates by reference in Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K portions of its Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders.

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
•
We have incurred a net loss to date, have an accumulated deficit and our operations may not be profitable in 2025.
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
•
Our Advisor will face conflicts of interest relating to the purchase of properties, including conflicts with SmartStop Self Storage REIT, Inc., Strategic Storage Growth Trust III, Inc. and Strategic Storage Trust X, and such conflicts may not be resolved in our favor, which could adversely affect our investment opportunities.
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

On October 4, 2023, we filed a Post-Effective Amendment to our Registration Statement to register two new classes of common stock (Class Y shares and Class Z shares) with the SEC. On November 1, 2023, the Post-Effective Amendment to our Registration Statement became effective with the SEC. Also, on November 1, 2023, we filed articles supplementary to our Charter which reclassified 200,000,000 Class T shares as Class Y shares and 70,000,000 Class A shares as Class Z shares. Effective November 1, 2023, we began offering Class Y shares and Class Z shares in our Primary Offering for $9.30 per share and are offering Class A shares, Class T shares, Class W shares, Class Y shares and Class Z shares pursuant to our distribution reinvestment plan for $9.30 per share (collectively, the “Public Offering”). We continue to offer Class P shares pursuant to our distribution reinvestment plan in our Private Offering.

On February 1, 2024, our board of directors approved an extension of our Public Offering to March 17, 2025, as permitted under applicable SEC rules to continue to sell Class Y shares and Class Z shares in our Public Offering until the third anniversary of the effective date of our Public Offering, March 17, 2025. On December 20, 2024, our board of directors, further extended our Public Offering for an additional 180 days until September 13, 2025, upon the filing of a new registration statement, which was filed on January 24, 2025. We reserve the right to terminate our Public Offering at any time.

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

Prior to the termination of the primary portion of our Private Offering, approximately 10.6 million shares of Class P common stock were sold for gross offering proceeds of approximately $100.7 million. As of December 31, 2024, approximately 2.9 million Class A shares, approximately 4.8 million Class T shares, approximately 0.7 million Class W shares, approximately 4.0 million Class Y shares and approximately 0.3 million Class Z shares had been sold in the Primary Offering for gross offering proceeds of approximately $30.3 million, approximately $48.1 million, approximately $6.2 million, approximately $38.0 million and approximately $3.3 million, respectively. Through our distribution reinvestment plan, we have issued approximately 0.9 million Class P shares, approximately 0.2 million Class A shares, approximately 0.2 million Class T shares, approximately 35,600 Class W shares, approximately 63,200 Class Y shares and approximately 3,200 Class Z shares for gross proceeds of approximately $13.0 million.

We have invested the net proceeds from our Private Offering and Public Offering primarily in self storage facilities consisting of both income-producing and growth properties located in the United States and Canada. As of December 31, 2024, we owned 24 operating self storage properties located in seven states (Arizona, Delaware, Florida, Nevada, Oregon, Pennsylvania and Washington) and three Canadian provinces (Alberta, British Columbia and Ontario) and two development properties in Florida and Ontario. For more information, see Note 3 - Real Estate Facilities.

As of December 31, 2024, we owned 50% equity interests in five unconsolidated real estate ventures in two Canadian provinces (Ontario and Quebec). Our unconsolidated real estate ventures consist of one operating self storage property and four parcels of land that are intended to be developed into self storage facilities, with subsidiaries of SmartCentres Real Estate Investment Trust (“SmartCentres”) owning the other 50% of such entities. For more information, see Note 4 - Investment in Unconsolidated Real Estate Ventures.

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

On March 10, 2021, SmartStop OP, L.P. (“SmartStop OP”), an affiliate of our Sponsor and the operating partnership of SmartStop, contributed $5.0 million to our Operating Partnership, in exchange for 549,451 units of limited partnership interest in our Operating Partnership (the “OP Investment”). The OP Investment was made net of sales commissions and dealer manager fees, but without giving effect to the early investor discounts available to purchasers of shares in the Private Offering. At the effective time of the OP Investment, SmartStop OP was admitted as a limited partner to our Operating Partnership. As of December 31, 2024, we owned approximately 98% of the common units of limited partnership interest of our Operating Partnership. The remaining approximately 2% of the common units are owned by SmartStop OP.

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

Our Property Manager, a Delaware limited liability company, was formed on October 7, 2020 to manage our properties. Our Property Manager will derive substantially all of its income from the property management services it performs for us. Our Property Manager may enter into sub-property management agreements with third party management companies and pay part of its management fee to such sub-property manager. See Note 9 – Related Party Transactions – Property Management Agreement, of the notes to the consolidated financial statements contained in this report.

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

The customer base of self storage operators includes both local residential customers, typically within a 3- to 5-mile radius of the facility, as well as commercial users. According to the 2024 Self Storage Almanac, self storage facilities generally have a customer mix of approximately 80% residential, 13% commercial, 4% military and 3% students.

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

The self storage industry is highly fragmented, with owners and operators ranging from individual property owners to institutional investors and large, publicly traded REITs. According to the 2024 Self Storage Almanac, there are approximately 52,000 primary self storage facilities in the U.S. representing a total of 2.1 billion rentable square feet. The largest 100 operators manage approximately 60% of net rentable square footage, but only 35% of all U.S.-based self storage properties. The five publicly listed self storage companies are Public Storage, Extra Space Storage Inc., AMERCO (the parent company of U-Haul), CubeSmart, and National Storage Affiliates Trust, which collectively operate approximately 23% of all U.S.-based self storage properties. Similar to the U.S., the self storage market in Canada exhibits highly fragmented ownership, albeit to a much greater extent. Colliers estimates that approximately 70% of all stores in Canada are owned by individuals with only one or two stores and the top 10 operators in Canada have roughly 20% market share. With the majority of the existing supply operated locally by non-institutional groups in the U.S and Canada, there is a significant market opportunity to acquire existing facilities and increase revenue and profitability through professional management, digitalization and physical expansion projects.

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

Self Storage Business Strategy

Unlike many other REITs and real estate companies, we are an operating business. We develop, acquire and own self storage facilities. Our self storage facilities offer inexpensive, easily accessible, enclosed storage units or parking space to residential and commercial users on a month-to-month basis. Our facilities are fenced with computerized gates and well illuminated. Many of our properties provide customers with the convenience of direct vehicle access to their storage units. Our facilities, offer climate controlled units that offer heating in the winter and cooling in the summer. Certain of our facilities also offers outside vehicle, boat, and recreational vehicle storage areas. Our facilities generally will be constructed of masonry or steel walls resting on concrete slabs and have standing seam metal, shingle, or tar and gravel roofs. Customers typically have access to their storage units from 6:00 AM - 10:00 PM. Individual storage units are secured by a lock furnished by the customer to provide the customer with control of access to the space, and access to storage units is controlled by keypad enabled entry doors or gate.

As an operating business, self storage requires a much greater focus on strategic planning and tactical operation plans. Our property manager has in-house sales center, which gives us a strategic advantage over other non-institutional operators allowing us to centralize our sales efforts as we capture new business over the phone, email, chat, and text. As we grow our portfolio of self storage facilities, we have been able to consolidate and streamline a number of aspects of our operations through economies of scale. For example, we expect that size and geographic diversification, as well as institution of a blanket property and casualty insurance program over all properties managed by our property manager nationwide, will reduce our total insurance costs per property. As we acquire facilities, increased diversification will further mitigate against risk and reduce the cost of insurance per property. We also utilize our property manager’s digital marketing breadth and expertise which allows us to acquire customers efficiently by leveraging our property manager’s portfolio size and technological proficiency. To the extent we can acquire facilities in clusters within geographic regions, we see property management efficiencies resulting in reduction of personnel and other administrative costs.

Self Storage Focus

“Self storage” refers to properties that offer do-it-yourself, month-to-month storage unit rental for personal or business use. According to the 2024 Self Storage Almanac, there are approximately 52,000 primary self storage facilities in the United States representing a total of 2.1 billion rentable square feet. The largest 100 operators manage approximately 60% of net rentable square footage, but only 35% of all U.S.-based self storage properties. The five publicly listed self storage companies are Public Storage, Extra Space Storage Inc., AMERCO (the parent company of U-Haul), CubeSmart, and National Storage Affiliates Trust, which collectively operate approximately 23% of all U.S.-based self storage properties. Similar to the U.S., the self storage market in Canada exhibits highly fragmented ownership, albeit to a much greater extent. Colliers estimate that approximately 70% of all stores in Canada are owned by individuals with only one or two stores and the top 10 operators in Canada have roughly 20% market share. With the majority of the existing supply operated locally by non-institutional groups in the U.S and Canada, there is a significant market opportunity to acquire existing facilities and increase revenue and profitability through professional management, digitalization and physical expansion projects. As a result of the track record of our Sponsor and its affiliates in investing in self storage facilities, our experienced management team, and the fragmented nature of the self storage industry, we believe there is a significant opportunity for us to achieve market penetration and name recognition in this industry.

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

Affiliation with SmartStop Self Storage REIT, Inc.

We believe that one of our greatest competitive strengths is our affiliation with SmartStop, which is one of the largest self storage companies in North America with an owned or managed portfolio, as of December 31, 2024, of 208 operating properties in 22 states and Canada comprising approximately 148,275 units and 16.7 million rentable square feet. SmartStop is a self-managed REIT with a fully integrated operations team of approximately 560 self storage professionals focused on growing the SmartStop® Self Storage brand. SmartStop indirectly owns our Sponsor, Advisor and Property Manager.

Proven Acquisition Execution in the Self Storage Space

Our Advisor’s management team has significant experience acquiring self storage facilities across a broad spectrum of opportunities, including stabilized facilities, recently developed facilities in lease up, facilities that have just received a certificate of occupancy, facilities in need of renovation and/or re-development and ground up development. Our Advisor’s dedicated acquisitions team, located in both the United States and Canada, possesses an average of over 20 years of real estate transaction experience and is responsible for executing all of our acquisitions through the use of its proprietary underwriting methodology. More importantly, our Advisor’s acquisitions team has cultivated relationships in the industry that are highly beneficial to its overall deal sourcing. We believe that our Advisor maintains a competitive advantage in acquiring facilities given the scale of its business, its experience and the networks of its team.

Experienced Management Team with Extensive Operating Expertise

Our Advisor’s management team has strong insight and operating acumen developed from decades of successfully operating self storage facilities and creating value while navigating through multiple real estate and economic cycles. Our Chief Executive Officer, H. Michael Schwartz, has transacted more than $6.5 billion in commercial real estate, with more than $4.8 billion in the self storage industry. The other six members of our advisor’s management team have extensive self storage experience with an average of over 16 years in self storage roles. We benefit from the significant experience of our advisor’s management team and its ability to effectively navigate changing market conditions and achieve sustained growth.

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

Our Property Manager is focused on creating a convenient and hassle-free customer experience with an emphasis on the leasing process, regardless of individual customer preferences. Accordingly, our Property Manager offers website and call center reservations, in person leasing, call center leasing and website leasing, all from a variety of devices, including mobile phones and tablets. For the year ended December 31, 2024, approximately 34% of all rentals were executed in a contactless manner through our property manager’s website, with another approximately 10-15% originating from our property manager’s call center. Meeting the customer at their level has allowed our Property Manager to bolster its digital marketing efforts, primarily driven by a combination of pay-per-click and search engine optimization campaigns, to continue to maintain attractive returns on invested marketing dollars. As of October 31, 2022, SmartStop has migrated to a new property management software system that is fully integrated with all of its primary proprietary operations platform. The technological backbone of our Property Manager’s operating platform is further supported by a dedicated staff of operations professionals, including over 400 store-level employees. SmartStop’s dedicated staff, institutional technology platform and branding presence led to Newsweek ranking it #1 in the self storage business for Best Customer Service in 2021, 2023 and 2024.

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

Our Advisor has substantial discretion with respect to the selection of specific properties. However, each acquisition is approved by our board of directors. The consideration paid for a property will ordinarily be based on the fair market value of the property as determined by a majority of our board of directors.

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

Our Borrowing Strategy and Policies

We intend to use medium-to-high leverage (between 50% to 60% based on loan to purchase price ratio) to make our investments and, at certain times during our Public Offering, our debt leverage levels may be temporarily higher as we acquire properties in advance of funds being raised in our Public Offering. Our board of directors regularly monitors our investment pipeline in relation to our projected fundraising efforts and otherwise evaluates market conditions related to our debt leverage ratios throughout our Public Offering. As of December 31, 2024, our leverage ratio was approximately 52%.

We may borrow amounts from our Sponsor, our Advisor, or their affiliates only if such loan is approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction as fair, competitive, commercially reasonable, and no less favorable to us than comparable loans between unaffiliated parties under the same circumstances.

We may incur our indebtedness in the form of bank borrowings, purchase money obligations to the sellers of properties and publicly- or privately-placed debt instruments, or financing from institutional investors or other lenders, including our affiliates. We may obtain a credit facility for a pool of properties, or a separate loan for each acquisition. Our indebtedness may be unsecured or may be secured by mortgages or other interests in our properties. We may use borrowing proceeds to finance acquisitions of new properties, to pay for capital improvements, repairs, or build outs, to refinance existing indebtedness, to pay distributions, to fund redemptions of our shares, or to provide working capital.

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
•
liability and title insurance policies.

Joint Venture Investments

We may acquire some of our properties in joint ventures, some of which may be entered into with affiliates of our Advisor, including SmartStop, Strategic Storage Growth Trust III, Inc. ("SSGT III") and Strategic Storage Trust X ("SST X"). We may also enter into joint ventures, general partnerships, co-tenancies, and other participations with real estate developers, owners, and others for the purpose of owning and leasing real properties. Among other reasons, we may want to acquire properties through a joint venture with third parties or affiliates in order to diversify our portfolio of properties in terms of geographic region or property type or to co-invest with one of our property management partners. Joint ventures may also allow us to acquire an interest in a property without requiring that we fund the entire purchase price. In addition, certain properties may be available to us only through joint ventures. In determining whether to recommend a particular joint venture, our Advisor will evaluate the real property which such joint venture owns or is being formed to own under the same criteria described elsewhere in this Annual Report.

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

Subject to the restrictions we must follow in order to qualify to be taxed as a REIT, we may make investments other than as previously described, although we do not currently intend to do so. We have authority to purchase or otherwise reacquire our common shares or any of our other securities. We have no present intention of repurchasing any of our common shares except pursuant to our share redemption program, and we would only take such action in conformity with applicable federal and state laws and the requirements for qualifying as a REIT under the Code.

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

We have limited prior financial and operating history that investors may use to evaluate our ability to successfully and profitably implement our business plans. We were incorporated on October 14, 2020 and commenced formal operations on March 10, 2021. As of December 31, 2024, we owned 24 operating self storage facilities located in seven states (Arizona,

Delaware, Florida, Nevada, Oregon, Pennsylvania and Washington) and three Canadian provinces (Alberta, British Columbia and Ontario), two wholly-owned developmental properties in Florida and Ontario, as well as 50% equity interests in five unconsolidated real estate ventures located in the two Canadian provinces (Ontario and Quebec). Our unconsolidated real estate ventures consist of one operating self storage property and four parcels of land that are intended to be developed into self storage facilities, with subsidiaries of SmartCentres owning the other 50% of such entity.

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

We have incurred a net loss to date, have an accumulated deficit, and our operations may not be profitable in 2025.

We incurred a net loss attributable to our common stockholders of approximately $47.3 million for the fiscal year ended December 31, 2024. Our accumulated deficit was approximately $111.4 million as of December 31, 2024. Given that we are still early in our fundraising and acquisition stage, our operations may not be profitable in 2025.

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

The purchase price for shares we repurchase under our share redemption program will depend on whether such shares were purchased in our private offering or in our public offering and under most circumstances will be less than the amount paid for such shares. For shares purchased in our public offering, the redemption price per share will be equal to 93% of the then-current estimated net asset value per share for such class of shares once our board of directors approves such an estimated net asset value per share. For shares purchased in our private offering, the redemption price per share depends on the length of time such shares have been held. Accordingly, you may receive less by selling your shares back to us than you would receive if our investments were sold for their estimated values and such proceeds were distributed in our liquidation.

The actual value of shares that we redeem under our share redemption program may be substantially less than what we pay.

Under our share redemption program, shares may be redeemed at varying prices depending on factors such as how such shares were acquired, the number of years such shares have been held, the circumstances under which such shares are being redeemed. Because we may only calculate the value per share for our shares annually, the net asset value per share may not accurately represent the actual value of our common stock, and the actual value per share of our common stock at any particular time may be higher or lower than the actual net asset value per share at such time. Accordingly, the actual value of the shares that we redeem may be less than the redemption price per share that we pay, and, if so, then the redemption will be dilutive to our remaining stockholders. Alternatively, if, at the time of redemption, the net asset value of the shares that we redeem is higher than the redemption price, the redeeming stockholder will not benefit from any increase in the value of the underlying assets.

We may only calculate the value per share for our shares annually and, therefore, our stockholders may not be able to determine the net asset value of their shares on an ongoing basis.

On August 7, 2024, our board of directors approved an estimated value per share for our Class A shares, Class P shares, Class T shares, Class W shares, Class Y shares, and Class Z shares of $10.00 as of March 31, 2024. Our board of directors approved this estimated value per share pursuant to rules promulgated by FINRA, which, in our case, required us to disclose an estimated per share value of our shares based on a valuation no later than 150 days following the second anniversary of the date we commenced our Public Offering. When determining the estimated value per share, there are currently no SEC, federal and state rules that establish requirements specifying the methodology to employ in determining an estimated value per share; provided, however, that the determination of the estimated value per share must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert or service and must be derived from a methodology that conforms to standard industry practice.

We intend to use this estimated per share value of our shares until the next net asset valuation approved by our board of directors, which we are required to approve at least annually. We may not calculate the net asset value per share for our shares more than annually. Therefore, our stockholders may not be able to determine the net asset value of their shares on an ongoing basis.

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

For the purposes of calculating the estimated value per share, an independent third party appraiser valued our properties as of March 31, 2024. The valuation methodologies used to value our properties involved certain subjective judgments. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions beyond our control and the control of our advisor and independent appraiser. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. Therefore, the valuations of our properties and our investments in real estate related assets may not correspond to the timely realizable value upon a sale of those assets. Because our share prices are primarily based on the estimated net asset value per share, our stockholders may pay more than realizable value when such shares are purchased or receive less than realizable value when such shares are sold.

The offering price of our shares may not be indicative of the price at which our shares would trade if they were actively traded.

Upon calculating our initial estimated value per share, our board of directors determined the offering price of our shares based upon a number of factors but primarily based on the estimated per share value of our shares determined by our board of directors. There are no established criteria for valuing issued or outstanding shares of companies like us. Therefore, our offering price may not be indicative of either the price at which our shares would trade if they were listed on a national exchange or actively traded by brokers or of the proceeds that a stockholder would receive if we were liquidated or dissolved and the proceeds were distributed to our stockholders.

Our current share price is primarily based on our estimated value per share, which was based on an estimate of the value of our properties — consisting principally of illiquid commercial real estate — as of March 31, 2024. The valuation methodologies used by the independent appraiser retained by our board of directors to estimate the value of our wholly-owned self storage facilities as of March 31, 2024 involved subjective judgments, assumptions, and opinions, which may or may not turn out to be correct. In addition, our board of directors based our share price primarily on the estimated value per share which, although heavily reliant upon the independent appraisal, involved certain subjective judgments, assumptions, and opinions of management. As a result, our share price may not reflect the precise amount that might be paid to for your shares in a market transaction.

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

In the event we do not have enough cash from operations to fund our distributions, we may borrow, issue additional securities, or sell assets in order to fund the distributions or make the distributions out of net proceeds from our Public Offering (which may constitute a return of capital). Therefore, it is likely that some or all of the distributions that we make will represent a return of capital to stockholders, at least in the first few years of operation. From the commencement of paying cash distributions in March 2021, 100% of our cash distributions to common stockholders have been paid from the net proceeds of our Private Offering and our Public Offering. We are not prohibited from undertaking such activities by our charter, bylaws, or investment policies, and we may use an unlimited amount from any source to pay our distributions, and it is likely that we will continue to use offering proceeds to fund a majority of our initial distributions. Payment of distributions in excess of earnings may have a dilutive effect on the value of our shares. If we pay distributions from sources other than cash flow from operations, we will have fewer funds available for acquiring properties, which may reduce our stockholders’ overall returns. Additionally, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock may be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize a capital gain.

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

On November 1, 2023, we entered into a Sponsor Funding Agreement with our sponsor pursuant to which our sponsor agreed to fund the payment of (i) the upfront 3% sales commission for the sale of Class Y shares sold in the primary offering, (ii) the upfront 3% dealer manager fee for the Class Y shares sold in the primary offering, and (iii) the estimated 1% organization and offering expenses for the sale of Class Y shares and Class Z shares sold in the primary offering. Our sponsor also reimbursed us in cash to cover the dilution from certain one-time stock dividends which were issued by us to our existing stockholders in connection with the sponsor funding changes to the primary offering, which reimbursement was approximately $6.6 million. In consideration for our sponsor providing the funding for the front-end sales load and the cash to cover the dilution from the stock dividends described above, our operating partnership will issue a number of Series C Subordinated Convertible Units of limited partnership interest in our operating partnership (the “Series C Units”) to our sponsor equal to the dollar amount of such funding divided by the then-current offering price for the Class Y shares and Class Z shares sold in the primary offering, which was initially $9.30 per share. The Series C units are subordinated such that our sponsor is not entitled to distribution, voting or other rights to participate in our operating partnership, unless and until such units are converted into Class A Units of our operating partnership. The Series C Units shall automatically convert into Class A Units on a one-to-one basis upon our disclosure of an estimated net asset value per share equal to at least $10.00 per share for each class of our shares of common stock, including the Class Y shares and Class Z shares, calculated net of the value of the Series C Units to be converted. In the event that the Series C Units are so converted into Class A Units, the holders of the Class W shares and Class Z shares would suffer more dilution than holders of the Class T shares and Class Y shares relative to shares that were or could have been sold previously through RIAs net of the front-end load resulting in a gross-up of shares.

If we, through our Advisor, are unable to find suitable investments, then we may not be able to achieve our investment objectives or continue to pay distributions.

Our ability to achieve our investment objectives and to continue to pay distributions is dependent upon the performance of our Advisor in selecting our investments and arranging financing. As of December 31, 2024, we own 24 operating self storage facilities, joint venture interests in one operating and four development properties and two wholly-owned development properties. Stockholders will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments prior to the time we make them. Stockholders must rely entirely on the management ability of our Advisor and the oversight of our board of directors. We cannot be sure that our Advisor will be successful in obtaining suitable investments on financially attractive terms or that, if it makes investments on our behalf, our objectives will be achieved. If we are unable to find suitable investments, we will hold the proceeds of our Public Offering in an interest-bearing account or invest the proceeds in short-term, investment-grade investments. In such an event, our ability to pay distributions to our stockholders would be adversely affected.

We may suffer from delays in locating suitable investments, which could adversely affect our ability to make distributions and the value of stockholders’ investments.

We could suffer from delays in locating suitable investments, particularly as a result of our reliance on our Advisor at times when management of our Advisor is simultaneously seeking to locate suitable investments for other affiliated programs, including SmartStop, SSGT III and SST X. Delays we encounter in the selection, acquisition, and development of income-producing and growth properties are likely to adversely affect our ability to make distributions and may also adversely affect the value of an investment in us. In such event, we may pay all or a substantial portion of any distributions from the proceeds of our Private Offering and our Public Offering or from borrowings in anticipation of future cash flow, which may constitute a return of capital. We are not prohibited from undertaking such activities by our charter, bylaws, or investment policies. We have established no maximum of distributions to be paid from such funds. Distributions from the proceeds of our Private Offering or our Public Offering or from borrowings also could reduce the amount of capital we ultimately invest in properties. This, in turn, would reduce the value of an investment in us. In particular, if we acquire properties prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available storage units. Therefore, our stockholders could suffer delays in the receipt of cash distributions attributable to those particular properties.

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

Our Advisor, Property Manager, and their officers and certain of our key personnel and their respective affiliates are key personnel, advisors, managers, and sponsors of other real estate programs having investment objectives and legal and financial obligations similar to ours, including SmartStop, SSGT III and SST X, and may have other business interests as well. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. Our Advisor and its affiliates will devote such time as they determine to be necessary to conduct our business affairs in an appropriate manner. However, time spent on these other initiatives diverts attention from our activities, which could negatively impact us.

Our executive officers and one of our directors face conflicts of interest related to the positions they hold with affiliated entities, which could hinder our ability to successfully implement our investment objectives and to generate returns to stockholders.

Our executive officers and one of our directors are also officers of our Advisor, our Property Manager, and other affiliated entities, including SmartStop, SSGT III and SST X. As a result, these individuals owe fiduciary duties to these other entities and their owners, which fiduciary duties may conflict with the duties that they owe to our stockholders and us. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our investment objectives. Conflicts with our business and interests are most likely to arise from involvement in activities related to (1) allocation of new investments and management time and services between us and the other entities, (2) our purchase of properties from, or sale of properties to, affiliated entities, (3) the timing and terms of the investment in or sale of an asset, (4) development of our properties by affiliates, (5) investments with affiliates of our Advisor, (6) compensation to our Advisor, and (7) our relationship with our Property Manager. If we do not successfully implement our investment objectives, we may be unable to generate cash needed to make distributions to stockholders and to maintain or increase the value of our assets.

Our Advisor will face conflicts of interest relating to the purchase of properties, including conflicts with SmartStop, SSGT III and SST X, and such conflicts may not be resolved in our favor, which could adversely affect our investment opportunities.

We may be buying properties at the same time as one or more of the other programs managed by officers and key personnel of our Advisor, including SmartStop, a public non-traded REIT that invests in self storage properties with total assets of approximately $2.0 billion as of December 31, 2024; SSGT III, a private REIT sponsored by our sponsor that invests in self storage properties with total assets of approximately $228 million as of December 31, 2024; SST X, a private REIT recently launched by our sponsor that intends to invest in self storage properties; and other private programs sponsored by our Sponsor. An affiliate of our Sponsor will have the first right to purchase certain self storage properties, and may have access to significantly greater capital than us. Our Advisor and our Property Manager will have conflicts of interest in allocating potential properties, acquisition expenses, management time, services and other functions between various existing enterprises or future enterprises with which they may be or become involved and our Sponsor’s investment allocation policy may not mitigate these risks. There is a risk that our Advisor will choose a property that provides lower returns to us than a property purchased by another program sponsored by our Sponsor or its affiliates. We cannot be sure that officers and key personnel acting on behalf of our Advisor and on behalf of these other programs will act in our best interests when deciding whether to allocate any particular property to us. Such conflicts that are not resolved in our favor could result in a reduced level of distributions we may be able to pay to stockholders and the value of our stockholders’ investments. If our Advisor or its affiliates breach their legal or other obligations or duties to us, or do not resolve conflicts of interest in a manner described in our prospectus, we may not meet our investment objectives, which could reduce our expected cash available for distribution to stockholders and the value of our stockholders’ investments.

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

Stockholders are bound by the majority vote on matters on which our stockholders are entitled to vote and, therefore, a stockholder vote on a particular matter may be superseded by the vote of other stockholders.

Stockholders may vote on certain matters at any annual or special meeting of stockholders, including the election of directors. However, a stockholder will be bound by the majority vote on matters requiring approval of a majority of the stockholders even if they do not vote with the majority on any such matter.

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
•
negative impacts on our property operations in Canada and the increase of cost resulting from new, expanded or retaliatory tariffs, sanctions, quotas or trade barriers (including recent U.S. tariffs imposed on Canada by the Trump administration and any retaliatory actions taken by Canada);
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

Interest we pay will reduce cash available for distribution. Additionally, if we incur variable rate debt, increases in interest rates would increase our interest costs, which could reduce our cash flows and our ability to make distributions to stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments. In 2022, the U.S. Federal Reserve raised interest rates on multiple occasions and continued to increase interest rates in 2023 although at a slower pace. While the U.S. Federal Reserve began to decrease interest rates in 2024, any further increases by the U.S. Federal Reserve or other relevant central banks would increase the risk of the foregoing.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to fund our capital and operating needs and distributions.

The Federal Deposit Insurance Corporation, or FDIC, generally only insures limited amounts per depositor per insured bank. The FDIC insures up to $250,000 per depositor per insured bank account. At December 31, 2024, we had cash and cash equivalents exceeding these federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fail, we may lose our deposits over the federally insured levels. The loss of our deposits would reduce the amount of cash we have available to fund our capital and operating needs and distributions.

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

We face risks related to an epidemic, pandemic or other health crisis, such as the COVID-19 pandemic, which could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.

Our rental revenue and operating results depend significantly on the demand for self storage space. A health crisis such as an epidemic or pandemic, such as the COVID-19 pandemic, could cause weaknesses in national, regional and local economies that negatively impact the demand for self storage space and/or increase bad debts, our business, financial condition, liquidity, results of operations and prospects could be adversely impacted. Additionally, we typically conduct aspects of our leasing activity at our facilities, as well as the offering of various ancillary products, including moving and packing supplies, such as locks and boxes, and other services, such as protection plans, tenant insurance or similar programs. Accordingly, reductions in the ability and willingness of customers to visit our facilities due to such health crises could reduce rental revenue and ancillary operating revenue produced by our facilities. Concerns relating to such health crises could also impact the availability of our personnel to report for work at our facilities, which could adversely affect our ability to adequately manage our facilities.

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

Risk Management and Strategy

Our policies, standards, processes and practices for assessing, identifying, and managing material risks from cybersecurity threats are integrated into our overall risk management process and are based on frameworks established by the National Institute of Standards and Technology (“NIST”), the International Organization for Standardization and other applicable industry standards and best practices. Our cybersecurity program in particular focuses on the following key areas: collaboration, risk assessment, technical safeguards, incident response and recovery planning, third-party risk management, education and awareness, and governance.

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

Risk Assessment

At least annually, we conduct a cybersecurity risk assessment that takes into account information from internal stakeholders, known security vulnerabilities, and other external sources (e.g., reported security incidents that have impacted other companies, industry trends, and evaluations by third parties and consultants). The results of the assessment are used to drive alignment on, and prioritization of, initiatives to enhance our security controls, make recommendations to improve processes. Our board of directors and members of management, as appropriate, are presented with any updates we make due to our risk assessment.

Technical Safeguards

We regularly assess and deploy technical safeguards designed to protect our information systems from cybersecurity threats. Such safeguards are regularly evaluated and improved based on vulnerability assessments, cybersecurity threat intelligence and other developing cybersecurity practices.

Incident Response and Recovery Planning

We have established comprehensive incident response and recovery plans and continue to evaluate the effectiveness of those plans. Our incident response and recovery plans address — and guide our response to — a cybersecurity incident.

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

Governance

Our board of directors delegated to our audit committee oversight of cybersecurity and other information technology (“IT”) risks. Our audit committee receives quarterly reports from management on our cybersecurity risks. In addition, management updates the audit committee as necessary regarding any significant cybersecurity incidents.

Our Sponsor's IT team, led by its Chief Information Officer, is responsible for assessing and managing our significant risks from cybersecurity threats and has primary responsibility for our risk management process and overall cybersecurity risk management program. This team includes in-house personnel devoted to these efforts, as well as a third-party IT firm, and they collectively have extensive knowledge of the technologies and applications we have adopted to address our cybersecurity risk.

In addition, our Sponsor's Chief Information Officer supports our company by staying informed about and monitoring efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include: briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources; and alerts and reports produced by security tools deployed in the IT environment.

ITEM 2. PROPERTIES

As of December 31, 2024, we owned 24 operating self storage facilities located in seven states (Arizona, Delaware, Florida, Nevada, Oregon, Pennsylvania and Washington) and three Canadian provinces (Alberta, British Columbia and Ontario), comprising approximately 19,220 units and approximately 2.1 million rentable square feet.

See Note 5 – Debt, of the Notes to the Consolidated Financial Statements contained in this report for more information about our indebtedness secured by our properties.

As of December 31, 2024, our wholly-owned self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)		Rental Income %(4)
Alberta	1	495	48,800	2%	88%		3%
Arizona	4	2,850	378,720	17%	92%		15%
British Columbia (7)	1	925	59,180	3%	77%	(5)	4%
Delaware	1	820	80,545	4%	85%		3%
Florida (6)	4	2,585	334,615	16%	80%	(5)	12%
Nevada	1	335	51,900	2%	94%		3%
Ontario	9	8,785	959,735	44%	87%	(5)	49%
Oregon	1	520	55,830	3%	94%		3%
Pennsylvania	1	810	78,040	4%	93%		4%
Washington	1	1,095	99,745	5%	92%		4%
	24	19,220	2,147,110	100%	87%		100%

(1)
Includes all rentable units, consisting of storage units and parking (approximately 850 units).
(2)
Includes all rentable square feet, consisting of storage units and parking (approximately 199,780 square feet).
(3)
Represents the occupied square feet of all facilities we owned in a state or province divided by total rentable square feet of all the facilities we owned in such state or area as of December 31, 2024.
(4)
Represents rental income (excludes administrative fees, late fees, and other ancillary income) for all facilities we owned in a state or province divided by our total rental income for the month ended December 31, 2024.
(5)
The following recently acquired properties are newly constructed or lease-up properties. The properties' occupancy as of their respective acquisition dates and as of December 31, 2024 are as follows:

Property	Acquisition Date	Initial Occupancy %	December 31, 2024 Physical Occupancy %
Apopka - FL (6)	12/30/2021	5%	64%
Vancouver - BC (7)	5/17/2022	38%	77%
Mississauga II - ONT	12/20/2022	15%	76%
Burlington II - ONT	1/31/2023	54%	77%
(6)
In September 2024, we completed the expansion of the Apopka, FL property that added approximately 64,390 net rentable square feet and 400 units.
(7)
In September 2024, we completed the final floors of the Vancouver, BC property that added approximately 20,860 net rentable square feet and 455 units.

Development properties

Bradenton Land

On February 16, 2023, we, through an indirect, wholly-owned subsidiary of our Operating Partnership, acquired a parcel of land adjacent to our property in Bradenton, Florida (the “Bradenton Land”) from an unaffiliated third party. The purchase price for the Bradenton Land was approximately $1.4 million, plus closing costs and an acquisition fee to our advisor. We intend to expand our current self storage property on the Bradenton Land. Estimated development cost are approximately $5.0 million, which we expect to fund with a combination of net proceeds from our Primary Offering and/or potential future debt financing.

Etobicoke Land

On March 27, 2023, we, through an indirect, wholly-owned subsidiary of our Operating Partnership, acquired a parcel of land to be developed into a self storage facility located in Etobicoke, in the city of Toronto, Ontario (the “Etobicoke Land”) from an unaffiliated third party. The purchase price for the Etobicoke Land was approximately CAD $2.2 million, plus closing costs and an acquisition fee to our advisor. Our cost to complete development is approximately CAD $15.9 million, which we expect to fund with a combination of net proceeds from our Primary Offering and/or the Meridian financing, as described below.

On March 6, 2025, we through wholly-owned subsidiary of our Operating Partnership, entered into a credit agreement with Meridian Credit Union Limited ("Meridian") with a maximum borrowing capacity of CAD $16.0 million. At close we drew approximately CAD $2.1 million and have CAD $13.9 million available. Please see Note 13 - Subsequent events of the Notes to the Consolidated Financial Statements contained elsewhere in this report for additional information.

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

The following table summarizes our 50% ownership interests in unconsolidated real estate ventures as of December 31, 2024:

	Location	Date Real Estate Venture Acquired Land	Real Estate Venture Status	Estimated Completion Date	Approx. Units at Completion	Approx. Sq. Ft. (net) at Completion
Toronto	Toronto, Ontario	April 2021	Under Development	Second half of 2025	1,200	98,500
Toronto II	Toronto, Ontario	December 2021	Under Development	First half of 2025	1,500	121,500
Dorval	Dorval, Quebec	February 2023	Under Development	Second half of 2025	1,250	112,000
Hamilton	Hamilton, Ontario	November 2023	Operational	October 2024	970	100,000
Montreal	Montreal, Quebec	January 2024	Under Development	First half of 2026	1,450	124,000
					6,370	556,000

Our 50% share of development costs are currently expected to be approximately CAD $2.9 million for the Toronto Property, approximately CAD $3.3 million for the Toronto II Property, approximately CAD $4.0 million for the Dorval Property and approximately CAD $13.0 million for the Montreal Property. Development costs for Toronto, Toronto II and Dorval properties are expected to be funded with the SmartCentres Financing. The development costs for the Montreal Property are expected to be funded with a combination of net proceeds from our Primary Offering and/or potential future debt financing.

On August 30, 2024, we and SmartCentres, through our respective subsidiaries, entered into a master mortgage commitment agreement (the “MMCA”) with SmartCentres Storage Finance LP, an affiliate of SmartCentres (the “SmartCentres Lender”) (collectively, the “SmartCentres Financing”). The initial maximum amount available under the SmartCentres Financing is CAD $95.5 million and contains an accordion feature such that borrowings may be increased to CAD $120.0 million, subject to certain conditions set forth in the MMCA. The proceeds of the SmartCentres Financing will be used to finance the development and construction of self storage facilities on the Toronto, Toronto II, Dorval and Hamilton properties. On September 3, 2024, we and SmartCentres, through our respective subsidiaries, drew approximately CAD $46.3 million on the SmartCentres Financing and distributed approximately CAD $21.8 million to each partner.

The SmartCentres Financing is secured by first mortgages on each of the Toronto, Toronto II, Dorval and Hamilton properties. Interest on the SmartCentres Financing is a variable annual rate equal to the aggregate of: (i) the Adjusted Daily Compounded Canadian Overnight Repo Rate Average (“CORRA”), plus (ii) an adjusted Daily Compounded CORRA adjustment of approximately 0.30%, plus (iii) a margin based on the External Credit Rating, plus (iv) a margin under the Senior Credit Facility, each as defined and described further in the MMCA. As of December 31, 2024, the total interest rate was approximately 6.67%.

The SmartCentres Financing matures on May 11, 2026, and may be extended annually as set forth in the MMCA. Monthly interest payments are initially capitalized on the outstanding principal balance. Upon any of the Toronto, Toronto II, Dorval and Hamilton properties generating sufficient Net Cash Flow (as defined in the MMCA), the SmartCentres Financing provides for the commencement of quarterly payments of interest. The borrowings advanced pursuant to the SmartCentres Financing may be prepaid without penalty, subject to certain conditions set forth in the MMCA.

The SmartCentres Financing contains customary affirmative and negative covenants, agreements, representations, warranties and borrowing conditions (including a loan to value ratio of no greater than 70% with respect to each of the Toronto, Toronto II, Dorval and Hamilton properties) and events of default, all as set forth in the MMCA. We serve as a full recourse guarantor with respect to 50% of the SmartCentres Financing.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of March 25, 2025, we had approximately 11,380,453 shares of Class P common stock outstanding, approximately 3,386,003 shares of Class A common stock outstanding, approximately 5,398,323 shares of Class T common stock outstanding, approximately 709,730 shares of Class W common stock outstanding, approximately 4,652,099 shares of Class Y common stock outstanding, and approximately 385,958 shares of Class Z common stock outstanding, held by a total of approximately 3,385 stockholders of record.

There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. We are currently selling Class Y and Class Z shares of our common stock to the public at a price of $10.00 per share. We are currently selling Class A shares, Class T shares, Class W, Class Y and Class Z shares at a price of approximately $10.00 per share pursuant to our distribution reinvestment plan. Additionally, we provide discounts in our Public Offering for certain categories of purchasers, including based on volume discounts. Pursuant to the terms of our charter, certain restrictions are imposed on the ownership and transfer of shares.

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

Determination of Estimated Per Share Net Asset Value

On August 7, 2024, our board of directors, at the recommendation of our nominating and corporate governance committee, unanimously approved and established our Estimated Per Share NAV for our Class P shares, Class A shares, Class T shares, Class W shares, Class Y shares and Class Z shares of $10.00 based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of March 31, 2024 (the “Valuation Date”). We are providing this Estimated Per Share NAV to assist broker-dealers in connection with their obligations under applicable Financial Industry Regulatory Authority (“FINRA”) rules with respect to customer account statements and to assist fiduciaries in discharging their obligations under Employee Retirement Income Security Act (“ERISA”) reporting requirements. This valuation was performed in accordance with the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association (“IPA”) in April 2013 (the “IPA Guidelines”).

Our nominating and corporate governance committee, comprised of our two independent directors, was responsible for the oversight of the valuation process, including the review and approval of the valuation process and methodology used to determine the Estimated Per Share NAV, the consistency of the valuation methodology with real estate standards and practices, and the reasonableness of the assumptions used in the valuations and appraisals.

Our nominating and corporate governance committee approved the engagement of Kroll, LLC (“Kroll”), an independent third party real estate valuation and advisory firm, to provide valuation services for our assets and liabilities. In connection therewith, Kroll provided values for our one wholly owned development property (the “Development Property”), 24 wholly owned operational self storage properties (together with the Development Property, the “Real Estate Facilities”), and our five investments in joint ventures (together with the Real Estate Facilities, the “Appraised Properties”), as of March 31, 2024. Kroll also prepared a net asset value report (the “Kroll NAV Report”) which estimates the net asset value range per share of each of our Class P shares, Class A shares, Class T shares, Class W shares, Class Y shares and Class Z shares as of March 31, 2024. The Kroll NAV Report relied upon: (i) an appraisal report (the “Kroll Appraisal Report”) summarizing key information and assumptions and providing an appraised value range for the Appraised Properties; (ii) Kroll’s estimated fair market value of our secured mortgage debt and other debt outstanding; (iii) Kroll’s estimated value range of our unconsolidated joint ventures (the “Unconsolidated Joint Ventures”); and (iv) our estimate of the value of our cash, other assets, and liabilities, to calculate an estimated net asset value range per share of our common stock. The process for estimating the value of our assets and liabilities was performed in accordance with the provisions of the IPA Guidelines.

After considering all information provided, and based on our nominating and corporate governance committee’s extensive knowledge of our assets and liabilities, our nominating and corporate governance committee concluded that the range in estimated net asset value per share of $7.45 to $11.00, as indicated in the Kroll NAV Report was reasonable and recommended to our board of directors that it adopt $10.00 as the Estimated Per Share NAV for our Class P shares, Class A shares, Class T shares, Class W shares, Class Y shares and Class Z shares. Our board of directors approved $10.00 as the Estimated Per Share NAV, which is slightly above the approximate mid-range per share value of $9.44 provided in the Kroll NAV Report. The determined Estimated Per Share NAV was based on a fully-diluted share count, but excluding the Series C Units. Our board of directors made this determination based upon its assessment of our portfolio, the growth remaining in various properties, and the estimated range of values provided in the Kroll NAV Report. Our board of directors unanimously agreed upon the Estimated Per Share NAV of $10.00 recommended by our nominating and corporate governance committee, which determination is ultimately and solely the responsibility of our board of directors. No Series C Units were converted to Class A Units as a result of this Estimated Per Share NAV being declared.

The table below sets forth the calculation of our estimated net asset value per share as of March 31, 2024:

March 31, 2024

Investment in Real Estate:
Real Estate Facilities (1)	$600,658,064
Investments in unconsolidated real estate ventures (2)	49,460,000
Total Market Value	650,118,064

Additional Assets:
Cash and cash equivalents	6,761,066
Restricted cash	13,363,686
Other assets, net	11,801,975
Debt - fair value adjustment	59,326
Total Assets	682,104,117

Liabilities:
Debt	284,470,578
Accounts payable and accrued liabilities	5,073,737
Distributions payable	9,284,486
Due to affiliates	4,294,741
Incentive Distribution	2,387,645
Total liabilities	305,511,187

Series B convertible preferred stock (3)	150,000,000

Net Asset Value (NAV)	$226,592,930

NAV Allocated to Class P Shares	117,235,622
Number of Outstanding Class P Shares (4)	11,719,673
NAV Per Share - Class P	$10.00

NAV Allocated to Class A Shares	33,632,987
Number of Outstanding Class A Shares (4)	3,362,183
NAV Per Share - Class A	$10.00

NAV Allocated to Class T Shares	53,163,156
Number of Outstanding Class T Shares	5,314,552
NAV Per Share - Class T	$10.00

NAV Allocated to Class W Shares	6,928,608
Number of Outstanding Class W Shares	692,631
NAV Per Share - Class W	$10.00

NAV Allocated to Class Y Shares	14,422,665
Number of Outstanding Class Y Shares	1,441,788
NAV Per Share - Class Y	$10.00

NAV Allocated to Class Z Shares	1,209,891
Number of Outstanding Class Z Shares	120,949
NAV Per Share - Class Z	$10.00
(1)
Includes an adjustment of approximately $15.0 million or 2% above the approximate mid-range market value of the Appraised Properties provided by Kroll. This adjustment was based on an assessment by our board of directors of our portfolio, the growth remaining in various properties, and the estimated range of values provided by Kroll.

(2)
Investments in unconsolidated real estate ventures are reflective of our 50% ownership in Canadian dollar-denominated developments, valued at the approximate mid-range market value of the Appraised Properties provided in the Kroll Appraisal Report converted at the applicable exchange rate as of March 31, 2024.
(3)
The outstanding shares of our Series B Preferred Stock are convertible into shares of our Class A common stock on or after the third anniversary of the effective date (May 1, 2023) of the Series B Preferred Stock Purchase Agreement. Upon a liquidation, the holder of the Series B Preferred Stock would receive the greater of the Liquidation Amount up to the Conversion Value Limitation (as defined in the Series B Preferred Stock Purchase Agreement) or the amount that would have been payable upon conversion of the Series B Preferred Stock into shares of our Class A common stock. The conversion price as described in the Series B Preferred Stock Purchase Agreement for the Series B Preferred Stock is $11.00, so for purposes of this analysis, Kroll assumed the Series B Preferred Stock was redeemed based on the Liquidation Amount, as the conversion value would have been anti-dilutive.
(4)
Includes outstanding units of limited partnership interest in our operating partnership and unvested restricted stock issued to our independent directors.

Methodology and Key Assumptions

In determining the Estimated Per Share NAV, our board of directors considered the recommendation of our nominating and corporate governance committee, the Kroll Appraisal Report and the Kroll NAV Report provided by Kroll, and information provided by us. Our goal in calculating the Estimated Per Share NAV is to arrive at a value that is reasonable and supportable using what our nominating and corporate governance committee and our board of directors each deems to be appropriate valuation methodologies and assumptions.

Real Estate Properties

We engaged Kroll to provide an appraisal, as of March 31, 2024, of our Appraised Properties. Kroll’s opinion of value used in calculating the estimated net asset value per share above is based on the individual asset values of each of the Appraised Properties in the portfolio on the valuation date in accordance with the IPA Guidelines. The appraisal was not intended to estimate or calculate our enterprise value. The appraisals were performed in accordance with the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation, as well as the requirements of the state where each real property is located. Each appraisal was reviewed, approved, and signed by an individual with the professional designation of Member of the Appraisal Institute ("MAI").

The scope of work by Kroll in performing the appraisal of the Appraised Properties included:

•
reviewing and relying upon data provided by us regarding the number of units, size, year built, construction quality, and construction type to understand the characteristics of the existing improvements and underlying land;
•
reviewing and relying upon data provided by us regarding rent rolls, lease rates and terms, real estate taxes, and operating expense data;
•
reviewing and relying upon balance sheet items provided by us, such as cash and other assets as well as debt and other liabilities;
•
reviewing and relying upon mortgage summaries and amortization schedules provided by us;
•
researching the market by means of publications and other resources to measure current market conditions, supply and demand factors, and growth patterns and their effect on the Appraised Properties;
•
utilizing the income capitalization approach as the primary indicator of value with support from an aggregation and review of sales comparables to test Kroll’s income appraisal for reasonableness; and
•
delivering a range of values with an approximate mid-range for each of the Appraised Properties, as well as the underlying assumptions used in the analysis, including capitalization rates, discount rates, growth rates, and others as appropriate.

The income capitalization approach is a valuation technique that provides an estimation of the value of an asset based on market expectations about the cash flows that an asset would generate over its remaining useful life. The income capitalization approach begins with an estimation of the annual cash flows a market participant would expect the subject asset to generate over a discrete projection period. The estimated cash flows for each of the years in the discrete projection period are then capitalized at an appropriate rate to derive an estimate of value (the “direct capitalization method”) or converted to their present value equivalent using a market-oriented discount rate appropriate for the risk of achieving the projected cash flows (the “discounted cash flow method”). In the discounted cash flow method, the present value of the estimated cash flows are then added to the present value equivalent of the residual value of the asset which is calculated based upon applying a terminal capitalization rate to the projected net operating income of the property at the end of the discrete projection period to arrive at an estimate of value. Kroll utilized the direct capitalization method for the Appraised Properties that were deemed stabilized and the discounted cash flow method for the Appraised Properties that were not deemed stabilized.

In utilizing the discounted cash flow method, Kroll estimated the value of the individual Appraised Properties primarily by using a multiple year discounted cash flow analysis. Kroll calculated the value of the individual Appraised Properties using our historical financial data and forecasts going forward, terminal capitalization rates and discount rates that fall within ranges Kroll believes would be used by similar investors to value each of the Appraised Properties. The capitalization rates and discount rates were calculated utilizing methodologies that adjust for market specific information and national trends in self storage. As a test of reasonableness, Kroll compared the metrics of the valuation of the Appraised Properties to current market activity of self storage properties.

The sales comparison approach is a valuation technique that provides an estimation of value based on what other purchasers and sellers in the market have agreed to as price for comparable improved properties. The valuation process is a comparison and correlation between the subject asset and other similar assets. Considerations such as time and condition of sale and terms of agreements are analyzed for comparable assets and are adjusted to arrive at an estimation of the fair value of the subject asset. Kroll did not conduct a full analysis using the sales comparison approach, but did aggregate and review sales comparables to test its income approaches for reasonableness.

We acquired the Real Estate Facilities for an aggregate purchase price of approximately $513.0 million (Canadian properties are translated based on the foreign exchange rate in effect as of March 31, 2024). As of March 31, 2024, the total appraised value of the Real Estate Facilities as calculated by us with respect to an Estimated Per Share NAV of $10.00, which is based on the valuation provided by Kroll, is approximately $600.7 million (Canadian properties are translated based on the foreign exchange rate in effect as of March 31, 2024). This represents an approximate 17.1% increase in the total value of the Real Estate Facilities over the aggregate purchase price.

The following summarizes the range of overall capitalization rates used by Kroll to arrive at the estimated market values of the Appraised Properties valued using the direct capitalization method:

Assumption	Range in values	Weighted Average Basis
Overall Capitalization Rate	4.00% to 5.25%	4.72%

The following summarizes the key assumptions that were used by Kroll to arrive at the estimated market value of the Appraised Properties valued using the discounted cash flow method:

Assumption	Range in values	Weighted Average Basis
Terminal Capitalization Rate	4.00% to 5.50%	4.90%
Discount Rate	5.40% to 7.50%	6.51%
Annual rent growth rate (market)	2.03% to 12.04%	6.40%
Annual expense growth rate	3%	3.00%
Holding period	1-7 Years	N/A

While we believe that Kroll’s assumptions and inputs are reasonable, a change in these assumptions and inputs would change the estimated value of the Appraised Properties. As provided in the Kroll Appraisal Report, the approximate mid-range market value of the Appraised Properties as of March 31, 2024 was approximately $635.1 million. Assuming all other factors remain unchanged, a decrease in the overall capitalization rate used for the properties valued using the direct capitalization method of 25 basis points, together with a decrease in the terminal capitalization rate and discount rate used for the properties valued using the discounted cash flow method of 25 basis points would increase the value of the Appraised Properties to approximately $687.8 million. Similarly, an increase in the overall capitalization rate used for the properties valued using the direct capitalization method of 25 basis points, together with an increase in the terminal capitalization rate and discount rate used for the properties valued using the discounted cash flow method of 25 basis points would decrease the value of the Appraised Properties to approximately $589.8 million.

Mortgage Debt

The estimated value of the aggregate mortgage debt was equal to the aggregate amount of all principal balances outstanding as of March 31, 2024. The fair value of the aggregate mortgage debt was determined by Kroll using a discounted cash flow analysis. The cash flows were based on the remaining loan terms, and on estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan- to-value ratio, and type of collateral. The value of the debt is calculated by comparing the contractual terms of the mortgage against market terms. Contractual cash flows are projected based on the mortgage terms. A market interest rate is estimated and used to discount the contractual cash flows to the valuation date. The resulting asset (below market) or liability (above market) is the value of the assumed debt as of the valuation date.

As of March 31, 2024, the fair value and aggregate amount of all principal balances outstanding of the mortgage debt were approximately $284.5 million and $284.4 million, respectively. Assuming all factors remain unchanged, a decrease in the market interest rates of 50 basis points would increase the fair value of the mortgage debt by approximately $0.1 million and an increase in the market interest rates of 50 basis points would decrease the fair value of the mortgage debt by approximately $0.1 million.

Other Assets and Liabilities

The carrying values of the majority of the other assets and liabilities were considered to equal their book value. Adjustments to exclude the GAAP basis carrying value of certain assets were made to other assets in accordance with the IPA Guidelines. Our liability related to stockholder servicing fees and dealer manager servicing fees has been valued using a liquidation value as of March 31, 2024. The estimated net asset value per share for the Class T shares and Class Y shares does not reflect any obligation to pay future stockholder servicing fees since such fees would cease upon liquidation. The estimated net asset value per share for the Class W shares and Class Z shares does not reflect any obligation to pay future dealer manager servicing fees since such fees would cease upon liquidation.

Special Limited Partnership—Incentive Distribution

The estimated value of the incentive distribution due to our advisor and its affiliates is based on 15% of the amount by which our net asset value plus distributions paid exceeds a return of stockholders’ capital plus a 6% cumulative, non-compounded, annual return to the stockholders. The Estimated Per Share Value calculated above reflects an incentive distribution to affiliates of approximately $2.4 million.

Limitations of Estimated Net Asset Value Per Share

FINRA rules provide no guidance on the methodology an issuer must use to determine its estimated net asset value per share. As with any valuation methodology, the methodology considered by our board of directors is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated net asset value per share, and these differences could be significant. Markets for real estate and real estate-related investments can fluctuate and values are expected to change in the future. The estimated net asset value per share does not represent the fair value of our assets less our liabilities according to GAAP nor does it represent a liquidation value of our assets and liabilities or the amount at which our shares of common stock would trade on a national securities exchange.

Accordingly, with respect to the estimated net asset value per share, we can give no assurance that:

(1)
a stockholder would be able to resell their shares at this Estimated Per Share NAV;
(2)
a stockholder would ultimately realize distributions per share equal to the Estimated Per Share NAV upon liquidation of the assets and settlement of the liabilities or a sale of the company;
(3)
our shares of common stock would trade at the Estimated Per Share NAV on a national securities exchange;
(4)
an independent third-party appraiser or other third-party valuation firm would agree with the Estimated Per Share NAV; or
(5)
the methodology used to determine the Estimated Per Share NAV will be in compliance with any future FINRA rules or ERISA reporting requirements.

Further, the Estimated Per Share NAV is based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of March 31, 2024. The Estimated Per Share NAV was based upon 22,651,776 shares of common equity or equivalent interests outstanding as of March 31, 2024, which was comprised of (i) 11,169,453 outstanding Class P shares, plus (ii) 3,356,933 outstanding Class A shares, plus (iii) 5,314,552 outstanding Class T shares, plus (iv) 692,631 outstanding Class W shares, plus (v) 1,441,788 outstanding Class Y shares, plus (vi) 120,949 outstanding Class Z shares, plus (vii) 550,220 outstanding units of limited partnership in our operating partnership, which units are exchangeable on a one-for-one basis into Class P shares, plus (viii) 5,250 unvested restricted Class A shares issued to our independent directors.

The value of our shares will fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets, and in response to the real estate and finance markets. We currently anticipate publishing a new estimated net asset value per share on an annual basis.

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

For income tax purposes, distributions to common stockholders are characterized as ordinary dividends, capital gain dividends, or as nontaxable distributions. To the extent that we make a distribution in excess of our current or accumulated earnings and profits, the distribution will be a non-taxable return of capital, reducing the tax basis in each U.S. stockholder’s shares, and the amount of each distribution in excess of a U.S. stockholder’s tax basis in its shares will be taxable as gain realized from the sale of its shares. For 2022, 2023 and 2024 all of our cash distributions to common shareholders constituted non-taxable returns of capital.

The following table shows the distributions we have paid in cash and through our distribution reinvestment plan for the years ended December 31, 2024, 2023 and 2022:

Quarter	OP Unit Holders	Common Stockholders	Distributions Declared per Common Share (1)
1st Quarter 2022	$67,845	$673,188	$0.13
2nd Quarter 2022	$78,538	$1,496,326	$0.15
3rd Quarter 2022	$83,211	$1,865,215	$0.15
4th Quarter 2022	$84,128	$2,177,249	$0.16
1st Quarter 2023	$84,089	$2,371,664	$0.15
2nd Quarter 2023	$85,957	$2,592,272	$0.15
3rd Quarter 2023	$85,957	$2,736,248	$0.16
4th Quarter 2023	$85,022	$2,852,361	$0.16
1st Quarter 2024	$84,870	$3,104,542	$0.15
2nd Quarter 2024	$85,722	$3,296,303	$0.15
3rd Quarter 2024	$85,722	$3,436,126	$0.16
4th Quarter 2024	$84,790	$3,525,639	$0.16

(1)
Declared distributions are paid monthly in arrears.

The following shows our cash distributions and the sources of such cash distributions for the years ended December 31, 2024 and 2023:

	Year Ended December 31, 2024		Year Ended December 31, 2023
Distributions paid in cash — common stockholders	$7,626,356		$6,160,627
Distributions paid in cash — preferred unitholders in our Operating Partnership	—		271,250
Distributions paid in cash — preferred stockholders	12,530,766		5,218,750
Distributions paid in cash — Operating Partnership unitholders	341,104		341,025
Distributions reinvested	5,736,254		4,391,918
Total distributions	$26,234,480		$16,383,570
Source of distributions
Cash flows provided by operations	$—	0.0%	$—	0.0%
Proceeds from offerings	20,498,226	78.1%	11,991,652	73.2%
Offering proceeds from distribution reinvestment plan	5,736,254	21.9%	4,391,918	26.8%
Total sources	$26,234,480	100.0%	$16,383,570	100.0%

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

Recent Sales of Unregistered Securities

On June 26, 2024, we issued 2,500 shares of restricted Class A common stock, which vests ratably over a period of four years from the date such award was awarded, to each of Stephen G. Muzzy and Alexander S. Vellandi for their services as our independent directors. The issuance of these securities was exempt from the registration requirements pursuant to Section 4(a)(2) of the Securities Act.

Use of Proceeds from Registered Securities

On March 17, 2022, our Public Offering (SEC File No. 333-256598) for a maximum of $1,095,000,000 in shares of common stock, consisting of up to $1 billion in shares of our common stock for sale to the public and up to $95,000,000 in shares for sale pursuant to our distribution reinvestment plan, was declared effective by the SEC. As of December 31, 2024, we had sold approximately 3.1 million Class A Shares for gross proceeds of approximately $31.7 million, approximately 5.1 million Class T Shares for gross proceeds of approximately $50.4 million, approximately 0.7 million Class W shares for gross proceeds of approximately $6.6 million, approximately 4.0 million Class Y shares for gross proceeds of approximately $38.6 million and approximately 0.3 million Class Z shares for gross proceeds of approximately $3.3 million in our Public Offering. From this amount, we incurred approximately $11.2 million in selling commissions and dealer manager fees (of which approximately $5.4 million was re-allowed to third party broker-dealers), and approximately $4.7 million in organization and offering costs.

With cumulative net offering proceeds, net proceeds from issuance of preferred stock and debt, we primarily acquired approximately $525.0 million in self storage facilities and made other payments reflected under “Cash Flows from Financing Activities” in our consolidated statements of cash flows included in this report.

Redemption Program

Our share redemption program enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our publicly filed documents. As of December 31, 2024, approximately $10.3 million of common stock was available for redemption and $0.4 million was included in accrued expenses and other liabilities as of December 31, 2024. During the three months ended December 31, 2024, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) That May Yet to be Purchased Under the Plans or Programs
October 31, 2024	62,173	$9.06	—	718,940
November 30, 2024	—	—	—	718,940
December 31, 2024	—	—	—	718,940

(1)
A description of the maximum number of shares that may be purchased under our share redemption program is included in Note 10 - Commitments and Contingencies, of the Notes to the Consolidated Financial Statements contained in this report.

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

In connection with the Public Offering, defined below, we filed articles of amendment to our Charter (the “Articles of Amendment”) and articles supplementary to our Charter (the “Articles Supplementary”). Following the filing of the Articles of Amendment and the Articles Supplementary, we authorized 30,000,000 shares of common stock designated as Class P shares, 300,000,000 shares of common stock designated as Class A shares, 300,000,000 shares of common stock designated as Class T shares, and 70,000,000 shares of common stock designated as Class W shares. Any common stock sold in the Private Offering were redesignated as Class P common stock upon the filing of the Articles of Amendment. On May 28, 2021, we filed a Form S-11 Registration Statement, which was subsequently amended, with the Securities and Exchange Commission (“SEC”) to register a maximum of $1,000,000,000 in shares of Class A, Class T, and Class W common stock for sale to the public (the “Primary Offering”) and $95,000,000 in shares of Class A, Class T, and Class W common stock for sale pursuant to our distribution reinvestment plan. On March 17, 2022, the SEC declared our registration statement effective. On October 4, 2023, we filed a Post-Effective Amendment to our Registration Statement to register two new classes of common stock (Class Y shares and Class Z shares) with the SEC. On November 1, 2023, the amendment to our Registration Statement became effective with the SEC. Also, on November 1, 2023, we filed articles supplementary to our Charter which reclassified 200,000,000 Class T shares as Class Y shares and 70,000,000 Class A shares as Class Z shares. Effective as of November 1, 2023, we are offering Class Y shares and Class Z shares in our Primary Offering for $9.30 per share and are offering Class A shares, Class P shares, Class T shares, Class W shares, Class Y shares and Class Z shares pursuant to our distribution reinvestment plan for $9.30 per share (collectively, the “Public Offering”). We are no longer offering Class A shares, Class T shares or Class W shares in our Primary Offering. As of December 31, 2024, approximately 2.9 million Class A shares, approximately 4.8 million Class T shares, approximately 0.7 million Class W shares, approximately 4.0 million Class Y shares and approximately 0.3 million Class Z shares had been sold in the Primary Offering for gross offering proceeds of approximately $30.3 million, approximately $48.1 million, approximately $6.2 million, approximately $38.0 million and approximately $3.3 million, respectively. Through our distribution reinvestment plan, we have issued approximately 0.9 million Class P shares, approximately 0.2 million Class A shares, approximately 0.2 million Class T shares, approximately 35,600 Class W shares, approximately 63,200 Class Y shares and approximately 3,200 Class Z shares for gross proceeds of approximately $13.0 million.

We have invested the net proceeds from our Private Offering and Public Offering primarily in self storage facilities consisting of both income-producing and growth properties located in the United States and Canada. As of December 31, 2024, we owned 24 operating self storage properties located in seven states (Arizona, Delaware, Florida, Nevada, Oregon, Pennsylvania and Washington) and three Canadian provinces (Alberta, British Columbia and Ontario), 50% equity interests in five unconsolidated real estate ventures located in two Canadian provinces (Ontario and Quebec). Our unconsolidated real estate ventures consist of one operating self storage property and four parcels of land that are intended to be developed into self storage facilities, with subsidiaries of SmartCentres owning the other 50% of such entity and two development properties in Florida and Ontario.

As of December 31, 2024, our self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)		Rental Income %(4)
Alberta	1	495	48,800	2%	88%		3%
Arizona	4	2,850	378,720	17%	92%		15%
British Columbia (7)	1	925	59,180	3%	77%	(5)	4%
Delaware	1	820	80,545	4%	85%		3%
Florida (6)	4	2,585	334,615	16%	80%	(5)	12%
Nevada	1	335	51,900	2%	94%		3%
Ontario	9	8,785	959,735	44%	87%	(5)	49%
Oregon	1	520	55,830	3%	94%		3%
Pennsylvania	1	810	78,040	4%	93%		4%
Washington	1	1,095	99,745	5%	92%		4%
	24	19,220	2,147,110	100%	87%		100%

(1)
Includes all rentable units, consisting of storage units and parking units (approximately 850 units).
(2)
Includes all rentable square feet consisting of storage units and parking units (approximately 199,780 square feet).
(3)
Represents the occupied square feet of all facilities we owned in a state divided by total rentable square feet of all the facilities we owned in such state as of December 31, 2024.
(4)
Represents rental income for all facilities we own in a state divided by our total rental income for the month ended December 31, 2024.
(5)
The following recently acquired properties are newly constructed or lease-up properties. The properties' occupancy as of their respective acquisition dates and as of December 31, 2024 are as follows:

Property	Acquisition Date	Initial Occupancy %	December 31, 2024 Physical Occupancy %
Apopka - FL (6)	12/30/2021	5%	64%
Vancouver - BC (7)	5/17/2022	38%	77%
Mississauga II - ONT	12/20/2022	15%	76%
Burlington II - ONT	1/31/2023	54%	77%
(6)
In September 2024, we completed the expansion of the Apopka, FL property that added approximately 64,390 net rentable square feet and 400 units.
(7)
In September 2024, we completed the final floors of the Vancouver, BC property that added approximately 20,860 net rentable square feet and 455 units.

Development properties

Bradenton Land

On February 16, 2023, we, through an indirect, wholly-owned subsidiary of our Operating Partnership, acquired a parcel of land adjacent to our property in Bradenton, Florida (the “Bradenton Land”) from an unaffiliated third party. The purchase price for the Bradenton Land was approximately $1.4 million, plus closing costs and an acquisition fee to our advisor. We intend to expand our current self storage property on the Bradenton Land. Estimated development cost are approximately $5 million, which we expect to fund with a combination of net proceeds from our Primary Offering and/or potential future debt financing.

Etobicoke Land

On March 27, 2023, we, through an indirect, wholly-owned subsidiary of our Operating Partnership, acquired a parcel of land to be developed into a self storage facility located in Etobicoke, in the city of Toronto, Ontario (the “Etobicoke Land”) from an unaffiliated third party. The purchase price for the Etobicoke Land was approximately CAD $2.2 million, plus closing costs and an acquisition fee to our advisor. Our cost to complete development is approximately CAD $15.9 million, which we expect to fund with a combination of net proceeds from our Primary offering and/or the Meridian financing, as described below.

On March 6, 2025, we through wholly-owned subsidiary of our Operating Partnership, entered into a credit agreement with Meridian Credit Union Limited ("Meridian") with a maximum borrowing capacity of CAD $16.0 million. At close we drew approximately CAD $2.1 million and have CAD $13.9 million available. Please see Note 13 - Subsequent events of the Notes to the Consolidated Financial Statements contained elsewhere in this report for additional information.

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

The following table summarizes our 50% ownership interests in unconsolidated real estate ventures as of December 31, 2024:

	Location	Date Real Estate Venture Acquired Land	Real Estate Venture Status	Estimated Completion Date	Approx. Units at Completion	Approx. Sq. Ft. (net) at Completion
Toronto	Toronto, Ontario	April 2021	Under Development	Second half of 2025	1,200	98,500
Toronto II	Toronto, Ontario	December 2021	Under Development	First half of 2025	1,500	121,500
Dorval	Dorval, Quebec	February 2023	Under Development	Second half of 2025	1,250	112,000
Hamilton	Hamilton, Ontario	November 2023	Operational	October 2024	970	100,000
Montreal	Montreal, Quebec	January 2024	Under Development	First half of 2026	1,450	124,000
					6,370	556,000

As of December 31, 2024, our 50% share of the costs to complete development were expected to be approximately CAD $2.9 million for the Toronto Property, approximately CAD $3.3 million for the Toronto II Property, approximately CAD $4.0 million for the Dorval Property and approximately CAD $13.0 million for the Montreal Property. Development costs for Toronto, Toronto II and Dorval properties are expected to be funded with the SmartCentres Financing. The development costs for the Montreal Property are expected to be funded with a combination of net proceeds from our Primary Offering and/or potential future debt financing.

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

Impairment of Long-Lived Assets

The majority of our assets, other than cash and cash equivalents, consist of long-lived real estate assets, including those held through joint ventures, as well as intangible assets related to our acquisitions. We evaluate such assets for impairment based on events and changes in circumstances that may arise in the future and that may impact the carrying amounts of our long-lived assets, including those held through joint ventures. When indicators of potential impairment are present, we will assess the recoverability of the particular asset by determining whether the carrying value of the asset will be recovered, through an evaluation of the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. This evaluation is based on a number of estimates and assumptions. Based on this evaluation, if the expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived asset and recognize an impairment loss. Our evaluation of the impairment of long-lived assets could result in a materially different presentation of the financial statements or materially different amounts being reported in the financial statements, as the amount of impairment loss recognized, if any, may vary based on the estimates and assumptions we use.

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

Industry Outlook, Market and Economic Conditions

Our rental revenue and operating results depend significantly on the demand for self storage space. Demand for self storage tends to be needs-based, with numerous factors that lead customers to renting and maintaining storage units. These demand drivers function in a multitude of economic environments, both cyclically and counter-cyclically.

More recently, the broader economy has been experiencing elevated levels of inflation, higher interest rates (including higher mortgage rates), tightening monetary and fiscal policies and a slowdown in home sales and population mobility. These dynamics, paired with difficult comparables from 2022, resulted in a reduction in pricing power for self storage operators, leading to a deceleration in revenue growth in 2023 and once again in 2024. As of December 31, 2024, the U.S. listed self storage REITs averaged ending same-store occupancy of approximately 89.5%. Without a near term change in monetary policy and subsequent reduction in mortgage rates, we expect self storage demand to remain reduced relative to more recent COVID-19 era demand and more comparable to historical averages. Additionally, the broader interest rate and inflationary environment has moderated since the beginning of 2024. These factors could lead to increasing levels of population mobility, specifically amongst single family home buyers and sellers, which could increase demand for self storage. Based on these dynamics, we believe that disciplined self storage operators will generate revenue growth in the near term and will continue to drive revenue through various economic cycles.

From a supply perspective, the top 50 MSA’s in the United States saw a historically elevated amount of new self storage supply come online from 2018 to 2023, both on an absolute and relative basis. This new supply outpaced population growth in the same markets by nearly five times during that period. We believe the broader shift of people working from home related to the COVID-19 pandemic, elevated migration patterns and strength in the housing market helped drive revenue growth in self storage demand and absorb this supply. These demand drivers produced a 36-month period in which self storage industry fundamentals were very strong relative to historical operating levels, including all-time high occupancy and revenue growth. However, as COVID-related demand waned in 2023, many of the tenants that rented due to the COVID-19 pandemic vacated. We expect the new supply delivered in the recent past to continue to be absorbed and we expect only moderate growth in new supply through 2026.

We believe that overhead costs and maintenance capital expenditures are considerably lower in the self storage industry as compared to other real estate sectors, and as a result of strong operating leverage, self storage companies are able to achieve comparatively higher operating and cash flow margins. Although property taxes were moderated through assessment challenges over the past two years, we expect elevated property tax increases in our sector in the coming years. Other property operating expenses have experienced elevated pressures as well in the past few years, namely property insurance and payroll, primarily due to inflation and natural disasters. As a result, we have experienced a year-over-year decrease in gross margins for the year ended December 31, 2024. We expect same-store expense growth resulting from increases in employee costs, property insurance and property taxes in 2025, to be partially offset by operating efficiencies gained from leveraging our technology and solar initiatives.

Beginning in 2022, the Federal Reserve began increasing its targeted range for the federal funds rate, leading to increased interest rates. This approach to monetary policy was mirrored by other central banks across the world, to similar effect. We currently have fixed or swapped interest rates of varying durations for the majority of our loans, either directly or indirectly through our use of interest rate hedges. The rise in overall interest rates has caused an increase in our variable rate borrowing costs and our overall cost of capital, resulting in an increase in net interest expense. Capitalization rates on acquisitions did not increase at the same magnitude as interest rates increased in 2022 and 2023, which limited our ability make accretive acquisitions of self storage properties. However, with anticipation of the Federal Reserve lowering its target range for the federal funds rate, interest rates across the curve began to decrease in the first half of 2024. From September 2024 through the end of the year, the Federal Reserve has lowered its targeted range for the federal funds rate by a cumulative 100 basis points, spread across three cuts.

In October 2024, Hurricane Milton made landfall in Florida, and the majority of our Florida properties were temporarily closed but resumed operations shortly after the storm. Damages were generally minor and limited to wind, downed fences, wind-blown debris and downed trees and branches.

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

On March 10, 2021, we commenced formal operations and we acquired our first six self storage properties during 2021. During 2022 and 2023, we acquired 18 self storage properties primarily in the lease-up phase. As of December 31, 2024 and 2023, we owned 24 operating self storage facilities.

Our operating results for the year ended December 31, 2024 include full period results for 24 self storage properties. Our operating results for the year ended December 31, 2023 include full period results for 15 self storage properties, and partial period results for nine self storage properties acquired during 2023 that were primarily in the lease-up phase. As such, we believe there is little basis for comparison between the years ended December 31, 2024 and 2023. Operating results in future periods will depend on the results of operations of these properties and the properties that we acquire in the future.

Comparison of the Years Ended December 31, 2024 and 2023

Total Revenues

Total revenues for the years ended December 31, 2024 and 2023 were approximately $28.2 million and approximately $21.2 million, respectively. The increase in total revenue of approximately $7.0 million is primarily attributable to a full year of operations for 24 properties in 2024, compared to a full year of operations for 15 properties and partial year of operations for nine properties acquired during 2023, as well as lease up of our non-stabilized properties. We expect total revenues to increase in the future commensurate with our future acquisition activity and the lease-up of our non-stabilized properties.

Property Operating Expenses

Property operating expenses for the years ended December 31, 2024 and 2023 were approximately $11.0 million and approximately $9.2 million, respectively. Property operating expenses include the costs to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses of approximately $1.8 million is primarily attributable to a full year of operations for 24 properties in 2024, compared to a full year of operations for 15 properties and partial year of operations for nine properties acquired during 2023. We expect property operating expenses to increase in the future as our operational activity increases but decrease as a percentage of total revenues as we lease-up our non-stabilized properties.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the years ended December 31, 2024 and 2023 were approximately $5.1 million and approximately $4.6 million, respectively. Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses – affiliates of approximately $0.5 million is primarily attributable to a full year of operations for 24 properties in 2024, compared to a full year of operations for 15 properties and partial year of operations for nine properties acquired during 2023. We expect property operating expenses – affiliates to increase in the future as our operational activity increases.

General and Administrative Expenses

General and administrative expenses for the years ended December 31, 2024 and 2023 were approximately $5.8 million and approximately $5.3 million, respectively. General and administrative expenses consist primarily of legal expenses, directors’ and officers’ insurance, transfer agent fees, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors related costs. The increase in general and administrative expenses of approximately $0.5 million is primarily attributable to an increase in costs commensurate with the increase in our operational activity. We expect general and administrative expenses to increase in the future as our operational activity increases, but decrease as a percentage of total revenue.
Depreciation and Amortization Expenses

Depreciation and amortization expenses for the years ended December 31, 2024 and 2023 were approximately $15.8 million and approximately $15.0 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The increase in depreciation and amortization expense of approximately $0.8 million is primarily attributable to a full year of operations for 24 properties in 2024, compared to a full year of operations for 15 properties and partial year of operations for nine properties acquired during 2023 offset by intangible assets related to 2022 and 2023 acquisitions becoming fully amortized during 2024. We expect depreciation and amortization expense to increase in future periods commensurate with our future acquisition activity.

Acquisition Expenses – Affiliates

Acquisition expenses – affiliates for each of the years ended December 31, 2024 and 2023 were approximately $0.6 million. Acquisition expenses primarily relate to the costs associated with our potential acquisitions prior to the acquisitions becoming probable in accordance with our capitalization policy. We expect acquisition expenses - affiliates to fluctuate in the future commensurate with our acquisition activity.

Other Property Acquisition Expenses

Other property acquisition expenses for the years ended December 31, 2024 and 2023 were approximately $0.2 million and approximately $1.0 million, respectively. Acquisition expenses primarily relate to the costs associated with our potential acquisitions prior to the acquisitions becoming probable in accordance with our capitalization policy. We expect other property acquisition expenses to fluctuate in the future commensurate with our acquisition activity.

Interest Expense

Interest expense for the years ended December 31, 2024 and 2023 was approximately $18.0 million and approximately $16.1 million, respectively. The increase in interest expense primarily relates to a full period of interest incurred for 24 self storage properties in 2024 compared to a full period of interest incurred for 15 properties and partial period of interest incurred for nine properties acquired in 2023. We expect interest expense to fluctuate in the future commensurate with our future debt level and interest rates.

Interest Expense – Debt Issuance Costs

Interest expense – debt issuance costs for the years ended December 31, 2024 and 2023 were approximately $1.3 million and approximately $1.5 million, respectively. The decrease is primarily related to the write off of approximately $0.3 million in debt issuance cost related to the 2023 Huntington Credit Facility refinance in accordance with GAAP. Interest expense – debt issuance costs reflects the amortization of fees incurred in connection with obtaining financing. We expect interest expense – debt issuance costs to increase commensurate with our future financing activity.

Derivative fair value adjustment

Derivative fair value adjustment for the years ended December 31, 2024 and 2023 were approximately $0.2 million gain and approximately $1.9 million loss, respectively. Derivative fair value adjustment consists of fair market value adjustment of our interest rate derivatives we elected not to apply hedge accounting. We expect the derivative fair value adjustment to change in the future based upon changes in interest rates.

Other Income

Other income for the years ended December 31, 2024 and 2023 were approximately $0.4 million and approximately $0.5 million, respectively. Other income consists primarily of interest income received on cash and restricted cash. We expect other income to change in the future based upon changes in interest rates.

Foreign currency adjustment

Foreign currency adjustment for the years ended December 31, 2024 and 2023 was approximately $6.5 million loss and approximately $0.5 million gain, respectively. Foreign currency adjustment consists of changes in foreign currency related to our net investments in unconsolidated real estate ventures, not classified as long term in accordance with GAAP. We expect foreign currency adjustment to change in the future based upon changes in exchange rates, as well as future net investments in real estate in currencies other than United States dollars.

Comparison of the Years Ended December 31, 2023 and 2022

The results of operations and cash flows for the years ended December 31, 2023 compared to December 31, 2022 were included in our Annual Report on Form 10-K for the year ended December 31, 2023 which was filed with the SEC on March 29, 2024.

Liquidity and Capital Resources

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the years ended December 31, 2024 and 2023 is as follows:

	Year Ended
	December 31, 2024	December 31, 2023	Change
Net cash flow provided by (used in):
Operating activities	$(5,514,039)	$(12,626,927)	$7,112,888
Investing activities	(12,522,405)	(268,559,070)	256,036,665
Financing activities	11,193,259	299,472,607	(288,279,348)

Cash flows used in operating activities for the years ended December 31, 2024 and 2023 were approximately $5.5 million and approximately $12.6 million, respectively, a change of approximately $7.1 million. The decrease in cash used in our operating activities is primarily the result of the lease up of our non stabilized properties and increase in due to affiliates.

Cash flows used in investing activities for the years ended December 31, 2024 and 2023 were approximately $12.5 million and approximately $268.6 million, respectively, a change of approximately $256.1 million. The decrease in cash used in our investing activities is primarily the result of cash used for the purchase of real estate facilities in 2023.

Cash flows provided by financing activities for the years ended December 31, 2024 and 2023 were approximately $11.2 million and approximately $299.5 million, respectively, a change of approximately $288.3 million. The decrease in cash provided by our financing activities is primarily the result of a decrease in net debt proceeds totaling $128.2 million, and net proceeds raised from issuance of preferred stock $148.6 million during 2023.

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

The National Bank of Canada - North York Loan, First National Loan, Bank of Montreal Loan, National Bank of Canada - Burlington, National Bank of Canada - Cambridge and National Bank of Canada - Ontario Loan mature in the next 12 months. On January 8, 2025, we, thorough certain wholly-owned subsidiaries of our operating partnership, entered into a CAD $64.0 million financing with National Bank of Canada (the “National Bank of Canada — Four Property Loan”). The National Bank of Canada — Four Property Loan is secured by first mortgages on each of three of our properties in the Greater Toronto Area of Ontario, Canada and our property in Edmonton, Alberta, Canada. The proceeds of the National Bank of Canada — Four Property Loan were primarily used to repay The National Bank of Canada - North York Loan, National Bank of Canada - Burlington, National Bank of Canada - Cambridge and First National Loan in full and funding our interest reserve.

On March 7, 2025, we thorough certain wholly-owned subsidiaries of our operating partnership, entered into a CAD $147.0 million financing with QuadReal Finance, L.P. (the “QuadReal — Seven Property Loan”). The QuadReal — Seven Property Loan is secured by first mortgages on six of our properties in the Greater Toronto Area of Ontario, Canada and our property in Vancouver, British Columbia, Canada (the “Seven Property Portfolio”). The proceeds of the QuadReal — Seven Property Loan were primarily used to repay the National Bank of Canada — Ontario Loan and the Bank of Montreal Loan.

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
•
the issuance of additional shares;
•
financings and refinancings; and
•
dividends with respect to the outstanding shares of our Series B Convertible Preferred Stock

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

The following shows our cash distributions and the sources of such cash distributions for the years ended December 31, 2024 and 2023:

	Year Ended December 31, 2024		Year Ended December 31, 2023
Distributions paid in cash — common stockholders	$7,626,356		$6,160,627
Distributions paid in cash — preferred unitholders in our Operating Partnership	—		271,250
Distributions paid in cash — preferred stockholders	12,530,766		5,218,750
Distributions paid in cash — Operating Partnership unitholders	341,104		341,025
Distributions reinvested	5,736,254		4,391,918
Total distributions	$26,234,480		$16,383,570
Source of distributions
Cash flows provided by operations	$—	0.0%	$—	0.0%
Proceeds from offerings	20,498,226	78.1%	11,991,652	73.2%
Offering proceeds from distribution reinvestment plan	5,736,254	21.9%	4,391,918	26.8%
Total sources	$26,234,480	100.0%	$16,383,570	100.0%

From our inception through December 31, 2024, we have paid cumulative distributions of approximately $50.1 million, as compared to cumulative net loss attributable to our common stockholders of approximately $111.4 million.

For the year ended December 31, 2024, we paid distributions of approximately $26.2 million, as compared to a net loss attributable to our common stockholders of approximately $47.3 million. Net loss attributable to our common stockholders for the year ended December 31, 2024, reflects non-cash depreciation and amortization of approximately $15.8 million and acquisition related expenses of approximately $0.8 million.

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

Indebtedness

As of December 31, 2024, our total indebtedness was approximately $274.1 million which included approximately $275.1 million of variable rate debt less approximately $1.0 million in net debt issuance costs. See Note 5 – Debt, of the Notes to the Consolidated Financial Statements contained in this report for more information about our indebtedness.

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

Our material cash requirements from known contractual and other obligations primarily relate to the following, for which information on both a short-term and long-term basis is provided in the indicated notes to the consolidated financial statements:

•
Debt — Refer to Note 5 of the Notes to the Consolidated Financial Statements. As of December 31, 2024, excluding the impact of our interest rate hedging activities, future cash payments for interest on debt over the next 12 months is approximately $18.4 million. As of December 31, 2024, future cash payments for maturing debt over the next 12 months is approximately $167.5 million. We expect to meet these future obligations with a combination of proceeds from our Primary Offering, operations and future debt financing. Refer to Subsequent events - Note 13 of the Notes to the Consolidated Financial Statements for details of our debt refinancing.
•
Commitments and contingencies — Refer to Note 10 of the Notes to the Consolidated Financial Statements.
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

The following table presents the future principal payments required on outstanding debt as of December 31, 2024:

2025	$167,463,014	(1)
2026	—
2027	107,574,000
Thereafter	—
Total payments	275,037,014
Debt issuance costs, net	(980,658)
Total	$274,056,356
(1)
On January 8, 2025, we entered into a new credit agreement with the National Bank of Canada, the National Bank of Canada - Four Property Loan, that has an initial term of three years and matures on January 8, 2028. We used the proceeds from the National Bank of Canada - Four Property Loan to repay and terminate in accordance with the loan agreements without fees or penalties the National Bank of Canada - Burlington Loan, National Bank of Canada - Cambridge Loan, First National Loan and National Bank of Canada – North York Loan, totaling approximately $43.0 million. On March 7, 2025, we entered into a new credit agreement with QuadReal - Seven Property Loan, that has an initial term of five years and matures on April 1, 2030. We used the proceeds from the QuadReal - Seven Property Loan to repay and terminate in accordance with the loan agreements without fees or penalties the National Bank of Canada - Ontario Loan and Bank of Montreal Loan, totaling approximately $101.5 million.

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

Subsequent Events

Please see Note 13 of the Notes to the Consolidated Financial Statements contained in this report.

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

As of December 31, 2024, our total indebtedness was approximately $274.1 million, which included approximately $275.1 million in variable rate debt less approximately $1.0 million in net debt issuance costs. A change in interest rates on variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase by 100 basis points, the increase in interest, net of our interest rate derivatives, would decrease future earnings and cash flows by approximately $0.3 million annually.

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

The following table summarizes future debt maturities and average interest rates on our outstanding debt as of December 31, 2024:

	Payments due during the years ended December 31,
	2025	2026	2027	2028	2029	Thereafter	Total
Variable rate debt(1)	$167,463,014	$—	$107,574,000	$—	$—	$—	$275,037,014
Average interest rate(2)	6.76%	6.76%	6.76%	N/A	N/A	N/A
Fixed rate debt	$—	$—	$—	$—	$—	$—	$—
Average interest rate	N/A	N/A	N/A	N/A	N/A	N/A

(1)
On January 8, 2025, the National Bank of Canada —Burlington Loan, the National Bank of Canada — Cambridge Loan, the National Bank of Canada — North York Loan, and the First National Loan, totaling approximately $43.0 million, were repaid and terminated in accordance with their respective loan agreements without fees or penalties. On March 7, 2025, the National Bank of Canada - Ontario Loan and Bank of Montreal Loan, totaling approximately $101.5 million, was repaid and terminated in accordance with the loan agreements without fees or penalties.
(2)
Interest expense for fixed rate debt was calculated based upon the contractual rate and the interest expense on variable rate debt was calculated based on the rate in effect on December 31, 2024, excluding the impact of interest rate derivatives. The Huntington Credit Facility, National Bank of Canada - Burlington Loan, National Bank of Canada - Cambridge Loan, National Bank of Canada - North York, Bank of Montreal and National Bank of Canada - Ontario loan have variable rates, however, we entered into interest rate caps or swap agreements that fix SOFR at 2.89%, CORRA at 4.02%, CORRA at 3.83%, CORRA at 3.79%, CORRA at 4.47% and CORRA at 4.73% respectively until the maturity of the loan. Debt denominated in foreign currency has been converted based on the rate in effect as of December 31, 2024.

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

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2024, the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

For the quarter ended December 31, 2024, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

Insider Trading Arrangements

During the three months ended December 31, 2024, none of our officers or directors (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

we expect to file a definitive Proxy Statement for our 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instructions G(3) to Form 10-K and is incorporated by reference to the 2025 Proxy Statement. Only those sections of the 2025 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Insider Trading Policy

We have adopted an insider trading policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, employees, agents, and representatives that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations. A copy of our insider trading policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

The other information required by this Item is incorporated by reference to the 2025 Proxy Statement to be filed with the SEC.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the 2025 Proxy Statement to be filed with the SEC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the 2025 Proxy Statement to be filed with the SEC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the 2025 Proxy Statement to be filed with the SEC.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the 2025 Proxy Statement to be filed with the SEC.

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
(b)
See (a) 3 above.
(c)
See (a) 2 above.

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-K for the period ended December 31, 2024 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1

First Articles of Amendment and Restatement of Strategic Storage Trust VI, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11, filed on May 28, 2021, Commission File No. 333-256598

3.2

Amended and Restated Bylaws of Strategic Storage Trust VI, Inc., incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, filed on March 15, 2022, Commission File No. 333-256598

3.3

Articles of Amendment of Strategic Storage Trust VI, Inc., incorporated by reference to Exhibit 3.3 to Pre-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, filed on March 15, 2022, Commission File No. 333-256598

3.4

Articles Supplementary of Strategic Storage Trust VI, Inc., incorporated by reference to Exhibit 3.4 to Pre-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, filed on March 15, 2022, Commission File No. 333-256598

3.5

Second Articles of Amendment of Strategic Storage Trust VI, Inc., incorporated by reference to Exhibit 3.5 to Pre-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, filed on March 15, 2022, Commission File No. 333-256598

3.6

Articles Supplementary for Series B Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on May 3, 2023, Commission File No. 000-56545

3.7

Articles Supplementary of Strategic Storage Trust VI, Inc., incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on November 1, 2023, Commission File No. 333-256598

3.8

Certificate of Correction to the Articles Supplementary, incorporated by reference to Exhibit 3.7 to the Company's Quarterly Report on Form 10-Q, filed on November 14, 2023, Commission File No. 000-56545

4.1

Form of Subscription Agreement and Subscription Agreement Signature Page, incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-11, filed on January 24, 2025, Commission File No. 333-284487

10.1

Second Amended and Restated Limited Partnership Agreement of Strategic Storage Operating Partnership VI, L.P., incorporated by reference to Exhibit 10.1 to Pre-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, filed on March 15, 2022, Commission File No. 333-256598

10.2

Amendment No.1 to the Second Amended and Restated Limited Partnership Agreement of Strategic Storage Operating Partnership VI, L.P., dated as of January 30, 2023, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on January 31, 2023, Commission File No. 333-256598

10.3

Amendment No.2 to the Second Amended and Restated Limited Partnership Agreement of Strategic Storage Operating Partnership VI, L.P., dated as of May 1, 2023, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on May 3, 2023, Commission File No. 000-56545

10.4

Amendment No. 3 to the Second Amended and Restated Limited Partnership Agreement of Strategic Storage Operating Partnership VI, L.P., dated as of November 1, 2023, incorporated by reference to Exhibit 10.1 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on November 1, 2023, Commission File No. 333-256598

10.5

Amendment No. 4 to the Second Amended and Restated Limited Partnership Agreement of Strategic Storage Operating Partnership VI, L.P., dated as of September 19, 2024, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 12, 2024, Commission File No. 000-56545

10.6

Amended and Restated Advisory Agreement, incorporated by reference to Exhibit 10.2 to Pre-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, filed on March 15, 2022, Commission File No. 333-256598

10.7

Strategic Storage Trust VI, Inc. Second Amended and Restated Distribution Reinvestment Plan (included as Appendix B to the Prospectus), incorporated by reference to Exhibit 10.6 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on October 4, 2023, Commission File No. 333-256598

10.8

Employee and Director Long-Term Incentive Plan of Strategic Storage Trust VI, Inc., incorporated by reference to Exhibit 10.4 the Company’s Registration Statement on Form S-11, filed on May 28, 2021, Commission File No. 333-256598

10.9

Syndicated Term Loan Agreement with Huntington National Bank and the co-lenders party thereto, dated November 30, 2021, incorporated by reference to Exhibit 10.29 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on February 8, 2022, Commission File No. 333-256598

10.10

Promissory Note in favor of Huntington National Bank, dated November 30, 2021, incorporated by reference to Exhibit 10.30 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on February 8, 2022, Commission File No. 333-256598

10.11

Guaranty of Payment and Recourse Carve-Outs in favor of Huntington National Bank, dated November 30, 2021, incorporated by reference to Exhibit 10.31 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on February 8, 2022, Commission File No. 333-256598

10.12

Joinder Agreement and First Amendment to Loan Documents, dated December 30, 2021, incorporated by reference to Exhibit 10.32 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on February 8, 2022, Commission File No. 333-256598

10.13

Joinder Agreement and Second Amendment to Loan Documents, dated May 17, 2022, incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on May 17, 2022, Commission File No. 333-256598

10.14

Joinder Agreement and Third Amendment to Loan Documents, dated April 13, 2023, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 19, 2023, Commission File No. 333-256598

10.15*	Fourth Amendment to Loan Documents, dated April 13, 2023

10.16

Joinder Agreement and Fifth Amendment to Loan Documents, dated November 15, 2024, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 19, 2024, Commission File No. 000-56545

10.17

Promissory Note in favor of Huntington National Bank, dated December 30, 2021, incorporated by reference to Exhibit 10.33 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on February 8, 2022, Commission File No. 333-256598

10.18

Mezzanine Loan Agreement with SmartStop OP, L.P., dated December 30, 2021, incorporated by reference to Exhibit 10.34 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on February 8, 2022, Commission File No. 333-256598

10.19

Promissory Note in favor of SmartStop OP, L.P., dated December 30, 2021, incorporated by reference to Exhibit 10.35 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on February 8, 2022, Commission File No. 333-256598

10.20

Guaranty of Recourse Obligations in favor of SmartStop OP, L.P., dated December 30, 2021, incorporated by reference to Exhibit 10.36 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on February 8, 2022, Commission File No. 333-256598

10.21

Omnibus First Amendment to Mezzanine Loan Documents, dated July 8, 2022, incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q, filed on August 8, 2022, Commission File No. 333-256598

10.22

Omnibus Second Amendment to Mezzanine Loan Agreement with SmartStop OP, L.P., dated December 20, 2022, incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K, filed on March 22, 2023, Commission File No. 333-256598

10.23

Amended and Restated Promissory Note in favor of SmartStop OP, L.P., dated December 20, 2022, incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K, filed on March 22, 2023, Commission File No. 333-256598

10.24

Non-Revolving Term Facility Credit Agreement in favor of National Bank of Canada, dated as of September 20, 2022, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 22, 2022, Commission File No. 333-256598

10.25

Series A Cumulative Redeemable Preferred Unit Purchase Agreement, dated as of January 30, 2023, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on January 31, 2023, Commission File No. 333-256598

10.26

Non-Revolving Term Facility Credit Agreement, dated as of January 31, 2023, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on January 31, 2023, Commission File No. 333-256598

10.27

Preferred Stock Purchase Agreement, dated as of May 1, 2023, by and between Strategic Storage Trust VI, Inc. and Extra Space Storage LP, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 3, 2023, Commission File No. 000-56545

10.28

Investors’ Rights Agreement, dated as of May 1, 2023, by and between Strategic Storage Trust VI, Inc. and Extra Space Storage LP, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on May 3, 2023, Commission File No. 000-56545

10.29

Purchase Agreement for the Ontario Portfolio, dated as of April 5, 2023, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 12, 2023, Commission File No. 000-56545

10.30

Non-Revolving Term Facility Credit Agreement, dated as of June 15, 2023, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 22, 2023, Commission File No. 000-56545

10.31

Sponsor Funding Agreement, dated as of November 1, 2023, by and among Strategic Storage Trust VI, Inc., Strategic Storage Operating Partnership VI, L.P., and SmartStop REIT Advisors, LLC, dated as of November 1, 2023, incorporated by reference to Exhibit 10.2 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on November 1, 2023, Commission File No. 333-256598

10.32	Credit Agreement, dated as of January 8, 2025, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 14, 2025, Commission File No. 000-56545

19*	Insider Trading Policy

21.1*	Subsidiaries of Strategic Storage Trust VI, Inc.

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Consent of Kroll, LLC

101*

The following Strategic Storage Trust VI, Inc. financial information for Year Ended December 31, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Equity and Temporary Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

104*	The cover page from the Strategic Storage Trust VI, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024, has been formatted in Inline XBRL.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STORAGE TRUST VI, INC. (Registrant)
Dated: March 31, 2025	By:	/s/ Matt F. Lopez
Matt F. Lopez Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ H. Michael Schwartz	Chairman of the Board of Directors, Chief Executive Officer, and President	March 31, 2025
H. Michael Schwartz	(Principal Executive Officer)

/s/ Matt F. Lopez	Chief Financial Officer and Treasurer	March 31, 2025
Matt F. Lopez	(Principal Financial and Accounting Officer)

/s/ Stephen G. Muzzy	Independent Director	March 31, 2025
Stephen G. Muzzy

/s/ Alexander S. Vellandi	Independent Director	March 31, 2025
Alexander S. Vellandi

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Strategic Storage Trust VI, Inc.

Ladera Ranch, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Strategic Storage Trust VI, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, equity and temporary equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Costa Mesa, California

March 31, 2025

F-2

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2024 AND 2023

	December 31, 2024	December 31, 2023
ASSETS
Real estate facilities:
Land	$109,097,324	$115,472,022
Buildings	375,539,122	384,707,258
Site improvements	13,655,534	13,827,605
	498,291,980	514,006,885
Accumulated depreciation	(27,645,170)	(15,660,337)
	470,646,810	498,346,548
Construction in process	9,144,864	6,451,632
Real estate facilities, net	479,791,674	504,798,180
Cash and cash equivalents	10,827,415	9,007,938
Restricted cash	6,738,149	16,700,133
Investments in unconsolidated real estate ventures (Note 4)	18,207,135	17,526,713
Other assets, net	13,564,907	9,756,411
Intangible assets, net of accumulated amortization	-	3,127,231
Total assets	$529,129,280	$560,916,606
LIABILITIES, TEMPORARY EQUITY AND EQUITY
Debt, net	$274,056,356	$286,484,421
Accounts payable and accrued liabilities	13,433,815	11,884,545
Distributions payable	4,409,505	4,203,032
Due to affiliates	13,877,191	5,933,969
Total liabilities	305,776,867	308,505,967
Commitments and contingencies (Note 10)
Redeemable common stock	10,279,772	6,727,982
Series B Convertible Preferred Stock, $0.001 par value; 150,000 shares authorized; 150,000 and 150,000 issued and outstanding at December 31, 2024 and 2023, respectively, with aggregate liquidation preferences of $153,148,361 and $153,131,250 at December 31, 2024 and 2023, respectively	148,599,723	148,599,723
Equity:
Strategic Storage Trust VI, Inc.:
Preferred Stock, $0.001 par value; 200,000,000 shares authorized; 0 issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Class P Common stock, $0.001 par value; 30,000,000 shares authorized; 11,280,098 and 11,100,444 shares issued and outstanding at December 31, 2024 and 2023, respectively	11,280	11,100
Class A Common stock, $0.001 par value; 230,000,000 shares authorized; 3,383,583 and 3,339,780 shares issued and outstanding at December 31, 2024 and 2023, respectively	3,384	3,340
Class T Common stock, $0.001 par value; 100,000,000 shares authorized; 5,373,889 and 5,289,743 shares issued and outstanding at December 31, 2024 and 2023, respectively	5,374	5,290
Class W Common stock, $0.001 par value; 70,000,000 shares authorized; 704,761 and 687,653 shares issued and outstanding at December 31, 2024 and 2023, respectively	705	688
Class Y Common stock, $0.001 par value; 200,000,000 shares authorized; 4,049,909 and 382,656 shares issued and outstanding at December 31, 2024 and 2023, respectively	4,050	383
Class Z Common stock, $0.001 par value; 70,000,000 shares authorized; 346,393 and 36,559 shares issued and outstanding at December 31, 2024 and 2023, respectively	346	37
Additional paid-in capital	207,773,199	174,586,716
Distributions	(32,142,866)	(18,590,483)
Accumulated deficit	(111,392,263)	(64,094,793)
Accumulated other comprehensive income (loss)	(4,432,786)	449,185
Total Strategic Storage Trust VI, Inc. equity	59,830,423	92,371,463
Noncontrolling interests in our Operating Partnership	225,081	1,514,388
Noncontrolling Series C Subordinated Units in our Operating Partnership	4,417,414	3,197,083
Total noncontrolling interest	4,642,495	4,711,471
Total equity	64,472,918	97,082,934
Total liabilities, temporary equity and equity	$529,129,280	$560,916,606

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2024, 2023, AND 2022

	Year Ended December 31,
	2024	2023	2022
Revenues:
Self storage rental revenue	$28,054,695	$20,990,999	$8,698,972
Ancillary operating revenue	183,838	169,065	91,035
Total revenues	28,238,533	21,160,064	8,790,007
Operating expenses:
Property operating expenses	11,016,594	9,190,888	3,835,556
Property operating expenses – affiliates	5,130,574	4,625,560	1,899,807
General and administrative	5,832,673	5,290,049	2,289,610
Depreciation	12,762,435	10,542,315	4,526,912
Intangible amortization expense	3,038,119	4,437,083	2,064,048
Acquisition expense – affiliates	589,216	564,746	573,899
Other property acquisition expenses	188,039	1,037,225	874,679
Total operating expenses	38,557,650	35,687,866	16,064,511
Operating loss	(10,319,117)	(14,527,802)	(7,274,504)
Other income (expense):
Interest expense	(18,049,353)	(16,104,501)	(4,865,029)
Interest expense – debt issuance costs	(1,278,578)	(1,499,924)	(1,097,941)
Derivative fair value adjustment	184,425	(1,881,402)	—
Other	397,743	546,615	2
Foreign currency adjustment	(6,513,187)	528,949	(1,142,611)
Net loss	(35,578,067)	(32,938,065)	(14,380,083)
Less: Distributions to preferred unitholders in our Operating Partnership	—	(271,250)	—
Less: Distributions to preferred stockholders	(12,547,877)	(8,350,000)	—
Less: Accretion of preferred equity costs	—	(189,920)	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	831,693	968,721	637,728
Net loss attributable to Strategic Storage Trust VI, Inc. common stockholders	$(47,294,251)	$(40,780,514)	$(13,742,355)
Net loss per Class P share—basic and diluted	$(2.05)	$(2.19)	$(1.16)
Net loss per Class A share—basic and diluted	$(2.05)	$(2.19)	$(1.16)
Net loss per Class T share—basic and diluted	$(2.05)	$(2.19)	$(1.16)
Net loss per Class W share—basic and diluted	$(2.05)	$(2.19)	$(1.16)
Net loss per Class Y share—basic and diluted	$(2.05)	$(2.19)	$—
Net loss per Class Z share—basic and diluted	$(2.05)	$(2.19)	$—
Weighted average Class P shares outstanding—basic and diluted	11,192,681	10,982,858	9,866,463
Weighted average Class A shares outstanding—basic and diluted	3,368,248	2,619,151	747,639
Weighted average Class T shares outstanding—basic and diluted	5,333,476	4,484,873	1,155,211
Weighted average Class W shares outstanding—basic and diluted	697,349	505,476	92,916
Weighted average Class Y shares outstanding—basic and diluted	2,295,360	20,629	—
Weighted average Class Z shares outstanding—basic and diluted	184,295	1,354	—

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

	Year Ended December 31,
	2024	2023	2022
Net loss	$(35,578,067)	$(32,938,065)	$(14,380,083)
Other comprehensive income (loss):
Foreign currency translation adjustment	(4,808,321)	57,174	(191,438)
Foreign currency hedge contract	1,106,438	(174,712)	—
Interest rate hedge contract	(1,296,678)	644,792	126,864
Other comprehensive income (loss)	(4,998,561)	527,254	(64,574)
Comprehensive loss	(40,576,628)	(32,410,811)	(14,444,657)
Comprehensive loss attributable to noncontrolling interests:
Comprehensive loss attributable to the noncontrolling interests in our Operating Partnership	948,283	952,068	640,887
Comprehensive loss attributable to Strategic Storage Trust VI, Inc. stockholders	$(39,628,345)	$(31,458,743)	$(13,803,770)

See notes to consolidated financial statements.

Strategic Storage Trust VI, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND TEMPORARY EQUITY

YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

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

YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

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

Strategic Storage Trust VI, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND TEMPORARY EQUITY (CONTINUED)

YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

	Common Stock																	Noncontrolling Interest
	Class P		Class A		Class T		Class W		Class Y		Class Z							in our Operating Partnership
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Strategic Storage Trust VI, Inc. Equity	Noncontrolling Interests	Series C Subordinated Units	Total Equity	Redeemable Common Stock	Preferred Equity in our Operating Partnership	Preferred Stock
Balance as of December 31, 2023	11,100,444	$11,100	3,339,780	$3,340	5,289,743	$5,290	687,653	$688	382,656	$383	36,559	$37	$174,586,716	$(18,590,483)	$(64,094,793)	$449,185	$92,371,463	$1,514,388	$3,197,083	$97,082,934	$6,727,982	$—	$148,599,723
Gross proceeds from issuance of common stock	—	—	—	—	—	—	—	—	3,604,009	3,604	306,593	306	37,368,212	—	—	—	37,372,122	—	—	37,372,122	—	—	—
Offering costs	—	—	—	—	—	—	—	—	—	—	—	—	(4,222,444)	—	—	—	(4,222,444)	—	—	(4,222,444)	—	—	—
Changes to redeemable common stock	—	—	—	—	—	—	—	—	—	—	—	—	(5,736,254)	—	—	—	(5,736,254)	—	—	(5,736,254)	5,736,254	—	—
Redemption of common stock	(114,606)	(114)	(50,700)	(51)	(43,783)	(44)	(2,688)	(3)	—	—	—	—	—	—	—	—	(212)	—	—	(212)	(2,184,464)	—	—
Distributions ($0.62 per share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(13,552,383)	—	—	(13,552,383)	—	—	(13,552,383)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(341,024)	—	(341,024)	—	—	—
Distributions to preferred shareholders	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(12,547,877)
Issuance of shares for distribution reinvestment plan (DRP)	294,260	294	89,157	89	127,929	128	19,796	20	63,244	63	3,241	3	5,735,657	—	—	—	5,736,254	—	—	5,736,254	—	—	—
Issuance of restricted stock	—	—	5,000	5	—	—	—	—	—	—	—	—	—	—	—	—	5	—	—	5	—	—	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	38,094	—	—	—	38,094	—	—	38,094	—	—	—
Distribution of common stock	—	—	346	1	—	—	—	—	—	—	—	—	3,218	—	(3,219)	—	—	—	—	—	—	—	—
Issuance of Series C Subordinated Units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,220,331	1,220,331	—	—	—
Net loss attributable to Strategic Storage Trust VI, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(47,294,251)	—	(47,294,251)	—	—	(47,294,251)	—	—	12,547,877
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(831,693)	—	(831,693)	—	—	—
Interest rate hedge contracts	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,268,800)	(1,268,800)	(27,878)	—	(1,296,678)	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,696,574)	(4,696,574)	(111,747)	—	(4,808,321)	—	—	—
Foreign currency hedge contract	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,083,403	1,083,403	23,035	—	1,106,438	—	—	—
Balance as of December 31, 2024	11,280,098	$11,280	3,383,583	$3,384	5,373,889	$5,374	704,761	$705	4,049,909	$4,050	346,393	$346	$207,773,199	$(32,142,866)	$(111,392,263)	$(4,432,786)	$59,830,423	$225,081	$4,417,414	$64,472,918	$10,279,772	$—	$148,599,723
See notes to consolidated financial statements.

Strategic Storage Trust VI, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(35,578,067)	$(32,938,065)	$(14,380,083)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	15,800,554	14,979,398	6,590,960
Amortization of debt issuance costs	1,278,578	1,499,924	1,097,941
Stock based compensation expense related to issuance of restricted stock	38,094	25,814	22,595
Accretion of preferred equity costs	—	189,920	—
Unrealized derivative gain (loss)	(482,632)	90,825	—
Derivative fair value adjustment	1,770,963	2,553,422	—
Unrealized foreign currency adjustment	6,513,187	(528,949)	1,142,611
Changes in operating assets and liabilities:
Other assets, net	530,680	(2,785,513)	(1,035,249)
Purchase of interest rate derivative	(2,913,815)	(3,279,000)	—
Purchase of foreign exchange derivative	—	(1,442,000)	—
Accounts payable and accrued liabilities	(599,126)	5,138,182	1,712,665
Due to affiliates	8,127,545	3,869,115	233,322
Net cash used in operating activities	(5,514,039)	(12,626,927)	(4,615,238)
Cash flows from investing activities:
Purchase of real estate facilities	—	(252,273,853)	(188,181,815)
Additions to real estate facilities	(10,388,088)	(8,078,768)	(1,453,968)
Deposits on acquisitions of real estate facilities and investments in unconsolidated real estate ventures	—	(148,220)	(548,970)
Refund of deposits on acquisitions of real estate facilities	481,866	—	—
Investment in company owned life insurance	(902,063)	(886,460)	—
Investments in unconsolidated real estate ventures	(17,702,419)	(7,171,769)	(499,202)
Return of capital on investments in unconsolidated real estate ventures	15,988,299	—	—
Net cash used in investing activities	(12,522,405)	(268,559,070)	(190,683,955)
Cash flows from financing activities:
Proceeds from issuance of secured debt	8,000,000	179,324,261	140,603,502
Repayment of secured debt	(4,764,241)	(50,000,000)	(30,608,851)
Scheduled principal payments of secured debt	(4,160,385)	(862,320)	(123,981)
Prepaid debt issuance costs	—	(42,000)	(58,000)
Debt issuance costs	(480,950)	(1,666,788)	(1,481,549)
Gross proceeds from issuance of common stock	37,371,916	37,910,737	103,913,984
Offering costs	(3,634,282)	(4,387,423)	(9,226,517)
Proceeds from issuance of preferred equity in our Operating Partnership	—	15,000,000	—
Redemption of preferred equity in our Operating Partnership	—	(15,000,000)	—
Preferred equity in our Operating Partnership issuance costs	—	(189,920)	—
Gross proceeds from issuance of preferred stock	—	150,000,000	—
Preferred stock issuance costs	—	(1,400,277)	—
Proceeds from issuance of Series C Units	1,220,331	3,197,083	—
Redemption of common stock	(1,860,904)	(419,094)	—
Distributions paid to common stockholders	(7,626,356)	(6,160,627)	(3,667,288)
Distributions paid to noncontrolling interest in our Operating Partnership	(341,104)	(341,025)	(313,722)
Distributions paid to preferred stockholders	(12,530,766)	(5,218,750)	—
Distributions paid to preferred unitholders in our Operating Partnership	—	(271,250)	—
Net cash provided by financing activities	11,193,259	299,472,607	199,037,578
Impact of foreign exchange rate changes on cash and restricted cash	(1,299,322)	(370,083)	(527,600)
Net change in cash, cash equivalents and restricted cash	(8,142,507)	17,916,527	3,210,785
Cash, cash equivalents and restricted cash, beginning of year	25,708,071	7,791,544	4,580,759
Cash, cash equivalents and restricted cash, end of year	$17,565,564	$25,708,071	$7,791,544

STrategic Storage Trust VI, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

Supplemental disclosures and non-cash transactions:
Cash paid for interest, net of amounts capitalized	$17,208,371	$18,819,476	$3,345,009
Distribution of common stock	$—	$6,586,579	$—
Offering costs included in accounts payable and accrued liabilities	$588,163	$661,400	$1,107,528
Interest rate swap contract in other assets	$467,719	$145,375	$126,864
Interest rate swap contracts in accounts payable and accrued liabilities	$368,600	$170,708	$—
Foreign currency hedge contract in other assets	$1,281,151	$—	$—
Foreign currency translation adjustment	$4,808,321	$(57,174)	$191,438
Deposits applied to investments in unconsolidated real estate ventures	$328,545	$—	$—
Deposits on acquisition of real estate facilities in due to affiliates	$—	$333,495	$751,460
Debt issuance costs in accounts payable and accrued liabilities	$—	$—	$26,940
Proceeds from issuance of common stock in accounts payable and accrued liabilities	$—	$—	$(211,000)
Issuance of shares pursuant to distribution reinvestment plan	$5,736,254	$4,391,918	$2,544,690
Distributions payable to common and preferred stockholders	$4,380,620	$4,174,068	$798,955
Distributions payable to noncontrolling interests in our Operating Partnership	$28,885	$28,964	$28,964
Real estate and construction in process in accounts payable and accrued liabilities	$1,658,865	$913,229	$553,438
Redemption of common stock in accounts payable and accrued liabilities	$442,933	$118,691	$—
Unrealized derivative adjustment	$—	$576,497	$—
Deposits applied to acquisition of real estate	$—	$1,076,020	$—

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

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

On October 4, 2023, we filed a Post-Effective Amendment to our Registration Statement to register two new classes of common stock (Class Y shares and Class Z shares) with the SEC. On November 1, 2023, the Post-Effective Amendment to our Registration Statement became effective with the SEC. Also, on November 1, 2023, we filed articles supplementary to our Charter which reclassified 200,000,000 Class T shares as Class Y shares and 70,000,000 Class A shares as Class Z shares. Effective November 1, 2023, we began offering Class Y shares and Class Z shares in our Primary Offering for $9.30 per share and are offering Class A shares, Class T shares, Class W shares, Class Y shares and Class Z shares pursuant to our distribution reinvestment plan for $9.30 per share (collectively, the “Public Offering”). We also continue to offer Class P shares pursuant to our distribution reinvestment plan in our Private Offering.

On February 1, 2024, our board of directors approved an extension of our Public Offering to March 17, 2025, as permitted under applicable SEC rules. We may continue to sell Class Y shares and Class Z shares in our Public Offering until the third anniversary of the effective date of our Public Offering, March 17, 2025. On December 20, 2024, our board of directors, further extended our public offering for an additional 180 days until September 13, 2025, upon filing of a new registration statement which was filed on January 24, 2025. We also reserve the right to terminate our Public Offering at any time.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

Pursuant to a Sponsor Funding Agreement (as defined in Note 2 - Summary of Significant Accounting Policies), our Sponsor has agreed to fund the payment of (i) the upfront 3% sales commission for the sale of Class Y shares, (ii) the upfront 3% dealer manager fee for the Class Y shares, and (iii) the estimated 1% organization and offering expenses for the sale of Class Y shares and Class Z shares. In November 2023 our Sponsor agreed to reimburse the Company in cash to cover the dilution from the one-time stock dividend described below. In consideration for our Sponsor providing the funding for the front-end sales load and the cash to cover the dilution from the stock dividend, Strategic Storage Operating Partnership VI, L.P., a Delaware limited partnership (our “Operating Partnership”) shall issue Series C Subordinated Convertible Units (“Series C Units”) to our Sponsor equal to the dollar amount of such funding divided by the then-current offering price (initially $9.30 per share and currently at $10.00 per share) for the Class Y shares and Class Z shares sold in the Public Offering. The Series C Units shall initially have no distribution, voting or other rights to participate in our Operating Partnership unless and until such Series C Units are converted into Class A Units of our Operating Partnership. The Series C Units shall automatically convert into Class A Units on a one-to-one basis upon our disclosure of an estimated net asset value per share equal to at least $10.00 per share for each of the Class A, Class P, Class T, Class W, Class Y, and Class Z shares calculated net of the value of Series C Units to be converted. Such conversion is limited such that the dilution caused by the conversion may not reduce the diluted estimated net asset value below $10.00 per share. No Series C Units were converted to Class A Units as a result of the Estimated Per Share NAV (as defined below) being declared.

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

Prior to the termination of the primary portion of our Private Offering, approximately 10.6 million shares of Class P common stock were sold for gross offering proceeds of approximately $100.7 million. As of December 31, 2024, approximately 2.9 million Class A shares, approximately 4.8 million Class T shares, approximately 0.7 million Class W shares, approximately 4.0 million Class Y shares and approximately 0.3 million Class Z shares had been sold in the Primary Offering for gross offering proceeds of approximately $30.3 million, approximately $48.1 million, approximately $6.2 million, approximately $38.0 million and approximately $3.3 million, respectively. Through our distribution reinvestment plan, we have issued approximately 0.9 million Class P shares, approximately 0.2 million Class A shares, approximately 0.2 million Class T shares, approximately 35,600 Class W shares, approximately 63,200 Class Y shares and approximately 3,200 Class Z shares for gross proceeds of approximately $13.0 million.

We have invested the net proceeds from our Private Offering and Public Offering primarily in self storage facilities consisting of both income-producing and growth properties located in the United States and Canada. As of December 31, 2024, we owned 24 operating self storage properties located in seven states (Arizona, Delaware, Florida, Nevada, Oregon, Pennsylvania and Washington) and three Canadian provinces (Alberta, British Columbia and Ontario) and two development properties in Florida and Ontario. For more information, see Note 3 - Real Estate Facilities.

As of December 31, 2024, we owned 50% equity interests in five unconsolidated real estate ventures in two Canadian provinces (Ontario and Quebec). Our unconsolidated real estate ventures consist of one operating self storage property and four parcels of land that are intended to be developed into self storage facilities, with subsidiaries of SmartCentres Real Estate Investment Trust (“SmartCentres”) owning the other 50% of such entities. For more information, see Note 4 - Investment in Unconsolidated Real Estate Ventures.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

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

On March 10, 2021, SmartStop OP, L.P. (“SmartStop OP”), an affiliate of our Sponsor and the operating partnership of SmartStop, contributed $5.0 million to our Operating Partnership, in exchange for 549,451 units of limited partnership interest in our Operating Partnership (the “OP Investment”). The OP Investment was made net of sales commissions and dealer manager fees, but without giving effect to the early investor discounts available to purchasers of shares in the Private Offering. At the effective time of the OP Investment, SmartStop OP was admitted as a limited partner to our Operating Partnership. As of December 31, 2024, we owned approximately 98% of the common units of limited partnership interest of our Operating Partnership. The remaining approximately 2% of the common units are owned by SmartStop OP.

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

Our Property Manager, a Delaware limited liability company, was formed on October 7, 2020 to manage our properties. Our Property Manager will derive substantially all of its income from the property management services it performs for us. Our Property Manager may enter into sub-property management agreements with third party management companies and pay part of its management fee to such sub-property manager. See Note 9 – Related Party Transactions – Property Management Agreement.

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

December 31, 2024

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

As of December 31, 2024, we had not entered into any other contracts/interests that would be deemed to be variable interests in VIEs other than our joint ventures with SmartCentres, which are accounted for under the equity method of accounting. Please see Note 4 - Investments in Unconsolidated Real Estate Ventures. Other than the entities noted above, we do not currently have any material relationships with unconsolidated entities or financial partnerships.

Equity Investments

Under the equity method, our investments are stated at cost and adjusted for our share of net earnings or losses and reduced by distributions. Equity in earnings will generally be recognized based on our ownership interest in the earnings of each of the unconsolidated investments.

Noncontrolling Interest in Consolidated Entities

We account for the noncontrolling interest in our Operating Partnership in accordance with the related accounting guidance. Due to our control through our general partnership interest in our Operating Partnership and the limited rights of the limited partner, our Operating Partnership, including its wholly-owned subsidiary, was consolidated with the Company, and the limited partner interest is reflected as a noncontrolling interest in the accompanying consolidated balance sheets. The noncontrolling interest shall be attributed its share of income and losses, even if that attribution results in a deficit noncontrolling interest balance.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

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

The value of the tangible assets, consisting of land and buildings, is determined as if vacant. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. We recorded approximately $0 and $4.5 million in intangible assets to recognize the value of in-place leases related to our acquisitions during the years ended December 31, 2024 and 2023, respectively. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent.

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

Acquisitions that do not meet the definition of a business, as defined under current GAAP, are accounted for as asset acquisitions. During the year ended December 31, 2024 there were no property acquisitions. During the year ended December 31, 2023 our acquisitions did not meet the definition of a business because substantially all of the fair value was concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) or because the acquisition did not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. As a result, once an acquisition is deemed probable, transaction costs are capitalized rather than expensed. During the years ended December 31, 2024 and 2023, our acquisitions did not meet the definition of a business, and we capitalized approximately $0 and $9.2 million, respectively, of acquisition-related transaction costs.

During the years ended December 31, 2024, 2023 and 2022, we expensed approximately $0.8 million, $1.6 million and $1.4 million, respectively, of acquisition-related transaction costs that did not meet our capitalization policy.

Evaluation of Possible Impairment of Long-Lived Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets, including those held through joint ventures, may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. For the years ended December 31, 2024, 2023 and 2022, no impairment losses were recognized.

Advertising Costs

Advertising costs are included in property operating expenses and general and administrative expenses, depending on the nature of the expense, in the accompanying consolidated statements of operations. These costs are expensed in the period in which the cost is incurred. The Company incurred advertising costs of approximately $2.3 million, $2.3 million and $0.7 million for the years ended December 31, 2024, 2023 and 2022 respectively.

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

In consideration for the Sponsor providing the funding for the front-end sales load described above and the cash to cover the dilution from the stock dividend, the Operating Partnership will issue a number of Series C Units to the Sponsor equal to the dollar amount of such funding divided by the then-current offering price (initially $9.30 per share and currently at $10.00 per share) for the Class Y shares and Class Z shares sold in the Public Offering. Pursuant to the Sponsor Funding Agreement, the Sponsor shall reimburse the Company monthly within 30 days after the end of each calendar month for the applicable front-end sales load it agreed to fund, and the Operating Partnership shall issue the Series C Units on a monthly basis, effective as of the respective funding date. The Series C Units convert into Class A Units of our Operating Partnership if the estimated net asset value equal to at least $10.00 per share. Such conversion is limited such that the dilution caused by the conversion may not reduce the diluted estimated net asset value below $10.00 per share. On August 7, 2024, we declared an Estimated Per Share NAV of $10.00 calculated as of March 31, 2024. No Series C Units were converted to Class A Units as a result of this Estimated Per Share NAV being declared.

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

Balance at December 31, 2022	$—
Total consideration received	3,410,222
Reduction of Property operating expense - affiliates	(37,536)
Balance at December 31, 2023	$3,372,686
Total consideration received	1,215,984
Reduction of Property operating expense - affiliates	(811,566)
Balance at December 31, 2024	$3,777,104

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

Allowance for Doubtful Accounts

Tenant accounts receivable is reported net of an allowance for doubtful accounts. Management records a general reserve estimate based upon a review of the current status of tenant accounts receivable. It is reasonably possible that management’s estimate of the allowance will change in the future. As of December 31, 2024 and 2023, approximately $55,000 and $25,000, respectively, were recorded to allowance for doubtful accounts, and are included within other assets in the accompanying consolidated balance sheets.

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

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place leases. We are amortizing in-place leases on a straight-line basis over 18 months, the estimated average rental period for the leases. As of December 31, 2024 and 2023, the gross amounts allocated to in-place lease intangibles were approximately $9.5 million and $10.0 million, respectively, and accumulated amortization of in-place lease intangibles totaled approximately $9.5 million and $6.9 million, respectively.

Debt Issuance Costs

The net carrying value of costs incurred in connection with obtaining non revolving debt are presented on the consolidated balance sheets as a reduction of the related debt. Debt issuance costs are amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of December 31, 2024 and 2023, accumulated amortization of debt issuance costs related to non revolving debt totaled approximately $1.1 million and $0.8 million, respectively. For the years ended December 31, 2024, 2023 and 2022, we recorded amortization expense of approximately $1.3 million, $1.5 million and $1.1 million, respectively, in debt issuance cost.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

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

December 31, 2024

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

For the year ended December 31, 2024, we received redemption requests totaling approximately $2.2 million. Approximately $1.8 million was fulfilled in during the year ended December 31, 2024 and the remaining approximately $0.4 million was fulfilled in January 2025. For the year ended December 31, 2023, we received redemption requests totaling approximately $0.5 million. Approximately $0.4 million was fulfilled in during the year ended December 31, 2023 and the remaining approximately $0.1 million was included in accounts payable and accrued liabilities as of December 31, 2023, and fulfilled in January 2024. For the year ended December 31, 2022 we did not receive any redemption requests.

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

December 31, 2024

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

The table below summarizes our fixed rate notes payable at December 31, 2023, we had no fixed rate notes payable outstanding at December 31, 2024. The estimated fair value of financial instruments are subjective in nature and are dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of our fixed and variable rate notes payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. These assumptions are considered level 2 inputs within the fair value hierarchy. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. As of December 31, 2024 and 2023, we believe the fair value of our variable rate debt are reasonably estimated at their notional amounts as there have been minimal changes to the fixed spread portion of interest rates for similar loans observed in the market, and as the variable portion of our interest rates fluctuate with the associated market indices.

	December 31, 2024		December 31, 2023
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Secured Debt	$—	$—	$4,600,000	$4,764,241

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

As of December 31, 2024 and 2023, we held interest rate cash flow hedges and foreign currency net investment hedges to hedge our interest rate and foreign currency exposure (See Notes 5 – Debt and 6 – Derivative Instruments). The valuation of these instruments were determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. The analyses reflect the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including interest rate curves, foreign exchange rates and implied volatilities as applicable. The fair value of the interest rate swaps and cap agreements were determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash payments. Our fair values of our net investment hedges are based primarily on the change in the spot rate at the end of the period as compared with the strike price at inception.

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

Although we had determined that the majority of the inputs used to value our hedges were within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our hedges utilized Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, through December 31, 2024, we had assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our hedge positions and determined that the credit valuation adjustment was not significant to the overall valuation of our hedge. As a result, we determined that our hedge valuation in its entirety was classified in Level 2 of the fair value hierarchy.

The table below presents the Company's assets and liabilities measured at fair value on a recurring basis as of December 31, 2024, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets - interest rate hedges	$—	$3,219,413	$—
Accounts payable and accrued liabilities - interest rate hedges	$—	$2,448,275	$—
Other assets - foreign currency hedge	$—	$4,409,134	$—

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

December 31, 2024

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

We filed an election to treat our TRS as a taxable REIT subsidiary. In general, the TRS performs additional services for our customers and generally engages in any real estate or non-real estate related business. The TRS is subject to corporate federal and state income tax. We account for deferred income taxes using the asset and liability method and recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our financial statements or tax returns. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Any increase or decrease in the deferred tax liability that results from a change in circumstances, and that causes a change in our judgment about expected future tax consequences of events, is included in the tax provision when such changes occur. Deferred income taxes also reflect the impact of operating loss and tax credit carryforwards. A valuation allowance is provided if we believe it is more likely than not that all or some portion of the deferred tax asset will not be realized. Any increase or decrease in the valuation allowance that results from a change in circumstances, and that causes a change in our judgment about the realizability of the related deferred tax asset, is included in the tax provision when such changes occur.

As of December 31, 2024, and 2023, the Company had no recorded income tax expense / (benefit). The Company recorded a full valuation allowance against its deferred tax assets of approximately $6.7 million and $2.9 million for the year-ended December 31, 2024 and 2023, respectively.

The domestic and international components of loss before income taxes are presented for the years ended December 31, 2024, 2023, and 2022:

	For the year ended December 31,
	2024	2023	2022
Domestic	$(21,330,680)	$(19,348,319)	$(14,230,536)
Foreign	(14,247,387)	(13,589,746)	(149,547)
Loss before income taxes	$(35,578,067)	$(32,938,065)	$(14,380,083)

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

Income tax expense (benefit) is reconciled to the hypothetical amounts computed at the U.S. federal statutory income tax rate for the years ended December 31, 2024, 2023, and 2022:

	December 31, 2024	Rate
Expected tax at statutory rate	(7,471,394)	21.0%
Non-taxable REIT (income) loss	4,452,671	-12.5%
Change in valuation allowance	3,857,555	-10.8%
Other	(838,832)	2.4%
Total provision	—	0.0%

	December 31, 2023	Rate
Expected tax at statutory rate	(6,916,994)	21.0%
Non-taxable REIT (income) loss	4,057,517	-12.3%
Change in valuation allowance	2,853,603	-8.7%
Other	5,874	0.0%
Total provision	—	0.0%

	December 31, 2022	Rate
Expected tax at statutory rate	(3,019,817)	21.0%
Non-taxable REIT (income) loss	3,052,613	-21.2%
Other	(32,796)	0.2%
Total provision	—	0.0%

The major sources of temporary differences that give rise to the deferred tax effects are shown below:

	December 31, 2024	December 31, 2023
Deferred tax asset:
Canadian real estate and non-capital losses	$9,533,254	$2,853,603
Total deferred tax asset	9,533,254	2,853,603
Deferred tax liabilities:
Canadian real estate	(2,822,096)	—
Total deferred tax liabilities	(2,822,096)	—

Valuation allowance	(6,711,158)	(2,853,603)

Net deferred tax liabilities	$—	$—

Uncertain tax positions may arise where tax laws may allow for alternative interpretations or where the timing of recognition of income is subject to judgment. Under ASC Topic 740, tax positions are evaluated for recognition using a more–likely–than–not threshold, and those tax positions requiring recognition are measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of December 31, 2024 and 2023, the Company had no uncertain tax positions. As of December 31, 2024 and 2023, the Company had no interest or penalties related to uncertain tax positions. Income taxes payable are classified within accounts payable and accrued liabilities in the consolidated balance sheets. The tax year 2021, 2022 and 2023 remains open to examination by the major taxing jurisdictions to which we are subject.

As of December 31, 2024, the gross foreign net operating losses are approximately $7.1 million. The foreign non-capital losses expire between 2042 and 2043.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

Concentration

No single self storage customer represents a significant concentration of our revenues. For 2024, approximately 49%, 15%, and 12% of our rental income was concentrated in the Greater Toronto Area of Canada, Arizona and Florida, respectively. Our properties within the aforementioned geographic areas are dispersed therein, operating in multiple different regions and sub-markets.

Segment Reporting

Our business is composed of one reportable segment: self storage operations. For more information, Please see Note 8 - Segment Disclosures.

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

The following table presents the unconverted Series B Convertible Preferred Stock and unvested restricted stock awards, that were excluded from the computation of diluted earnings per share above as their effect would have been antidilutive for the respective periods, and was calculated using the treasury stock or if-converted method, as applicable:

	For the year ended December 31,
	2024	2023	2022
	Equivalent Shares (if converted)	Equivalent Shares (if converted)	Equivalent Shares (if converted)
Series B Convertible Preferred Stock	13,636,364	13,636,364	—
Unvested restricted stock awards	8,832	9,375	7,500
	13,645,196	13,645,739	7,500

On November 1, 2023, the Company’s board of directors declared to holders of record of Class A shares, Class T shares and Class W shares, respectively, as of November 15, 2023 a one-time stock dividend. All per share amounts presented herein have been retroactively adjusted to reflect the impact of the one-time stock dividend.

Recently Adopted Accounting Guidance

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280)." The guidance in ASU 2023-07 was issued to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 was adopted during the year ended December 31, 2024. Other than the required incremental disclosures, adoption did not have a material impact on our consolidated financial statements or related disclosures.

Recently Issued Accounting Guidance

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

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses (Topic 220).” The guidance in ASU 2024-03 was issued to provide investors with more disaggregated information about an entity’s expenses. In January 2025, the FASB issued ASU 2025-01 for the sole purpose of clarifying the effective date of ASU 2024-03. The amendment becomes effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. We are currently evaluating the impact upon adoption of the new standard on our consolidated financial statements and related disclosures.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

Note 3. Real Estate Facilities

The following summarizes the activity in real estate facilities during the years ended December 31, 2024 and 2023:

Real estate facilities
Balance at December 31, 2022	$260,839,091
Facility acquisitions	248,841,711
Improvements and additions	2,395,408
Impact of foreign exchange rate changes	1,930,675
Balance at December 31, 2023	514,006,885
Improvements and additions	7,898,421
Impact of foreign exchange rate changes	(23,613,326)
Balance at December 31, 2024	$498,291,980
Accumulated depreciation
Balance at December 31, 2022	$(5,093,282)
Depreciation expense	(10,493,167)
Impact of foreign exchange rate changes	(73,888)
Balance at December 31, 2023	(15,660,337)
Depreciation expense	(12,680,596)
Impact of foreign exchange rate changes	695,763
Balance at December 31, 2024	$(27,645,170)

There were no acquisitions during the year ended December 31, 2024.

The following table summarizes the purchase price allocations for our acquisitions during the year ended December 31, 2023:

Property	Acquisition Date	Real Estate Assets	Intangibles	Total(1)(2)	2023 Revenue(3)	2023 Property Operating Income (loss)(3)(4)
Edmonton – AB	01/31/23	$11,198,071	$140,100	$11,338,171	$467,252	$152,844
North York – ONT	01/31/23	$39,306,884	$543,186	$39,850,070	$1,201,156	$435,823
Bradenton land - FL (5)	02/16/23	$1,390,987	$—	$1,390,987	$—	$—
Etobicoke land - ONT (6)	03/27/23	$1,749,931	$—	$1,749,931	$—	$—
Vancouver – BC	05/04/23	$32,913,632	$224,040	$33,137,672	$321,012	$(2,147)
Mississauga – ONT	06/19/23	$31,146,956	$1,016,426	$32,163,382	$949,796	$608,753
Mississauga II – ONT	06/19/23	$35,700,426	$227,843	$35,928,269	$313,550	$(51,993)
Burlington II – ONT	06/19/23	$18,900,250	$314,063	$19,214,313	$331,164	$123,004
Toronto – ONT	06/19/23	$38,989,580	$987,462	$39,977,042	$939,812	$554,272
Hamilton – ONT	06/19/23	$9,268,382	$305,678	$9,574,060	$350,312	$158,907
Woodbridge – ONT	06/19/23	$28,276,612	$749,364	$29,025,976	$775,952	$461,873
		$248,841,711	$4,508,162	$253,349,873	$5,650,006	$2,441,336

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

December 31, 2024

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

The Company's investments in unconsolidated real estate ventures are summarized as follows:

					Carrying Value of Investment
	Location	Date Real Estate Venture Acquired Land	Date Real Estate Venture Became Operational	Equity Ownership %	December 31, 2024	December 31, 2023
Toronto (1)	Toronto, Ontario	April 2021	Under development	50%	$3,708,283	$4,446,804
Toronto II (1)	Toronto, Ontario	December 2021	Under development	50%	5,413,629	7,232,806
Dorval (1)	Dorval, Quebec	February 2023	Under development	50%	2,569,669	2,722,149
Hamilton (1)	Hamilton, Ontario	November 2023	October 2024	50%	2,459,972	3,124,954
Montreal	Montreal, Quebec	January 2024	Under development	50%	4,055,582	—
					$18,207,135	$17,526,713
(1)
As of December 31, 2024, these four JV Properties were encumbered by first mortgages pursuant to the SmartCentres Financing (defined below).

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

SmartCentres Financing

On August 30, 2024, we and SmartCentres, through the Toronto, Toronto II, Dorval and Hamilton joint venture partnerships (the "JV Properties”), entered into a master mortgage commitment agreement (the “MMCA”) with SmartCentres Storage Finance LP (the “SmartCentres Lender”) (collectively, the “SmartCentres Financing”). The SmartCentres Lender is an affiliate of SmartCentres. The initial maximum amount available under the loan is CAD $95.5 million and contains an accordion feature such that borrowings may be increased to CAD $120.0 million, subject to certain conditions set forth in the MMCA. The proceeds of the SmartCentres Financing will be used to finance the development and construction of self storage facilities on the JV Properties. On September 3, 2024, the JV Properties drew approximately CAD $46.3 million on the SmartCentres Financing and distributed approximately CAD $21.8 million to each partner. As of December 31, 2024, approximately CAD $62.4 million was outstanding on the SmartCentres Financing.

The SmartCentres Financing is secured by first mortgages on each of the JV Properties. Interest on the SmartCentres Financing is a variable annual rate equal to the aggregate of: (i) the Adjusted Daily Compounded Canadian Overnight Repo Rate Average ("CORRA"), plus: (ii) an adjusted Daily Compounded CORRA adjustment of approximately 0.30%, plus (iii) a margin based on the External Credit Rating, plus (iv) a margin under the Senior Credit Facility, each as defined and described further in the MMCA. As of December 31, 2024, the total interest rate was approximately 6.67%.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

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

Note 5. Debt

The Company’s secured debt is summarized as follows:

Debt	December 31, 2024	December 31, 2023	Interest Rate	Maturity Date
Huntington Credit Facility(1)	$107,574,000	$107,574,000	6.94%	11/30/2027
Skymar Loan(2)	—	4,764,241	N/A	N/A
National Bank of Canada - Burlington Loan	10,445,935	11,823,653	5.87%	9/20/2025	(3)
National Bank of Canada - Cambridge Loan	9,663,950	11,348,205	5.87%	12/20/2025	(4)
National Bank of Canada - North York Loan	16,754,775	18,857,500	6.02%	1/31/2025	(5)
Bank of Montreal Loan	15,044,513	16,311,738	6.12%	5/4/2025	(6)
First National Loan	6,125,639	6,641,612	8.60%	6/1/2025	(7)
National Bank of Canada - Ontario Loan	86,428,202	95,946,960	6.22%	6/15/2025	(8)
SmartStop Bridge Loan	23,000,000	15,000,000	8.49%	12/31/2025
Debt issuance costs, net	(980,658)	(1,783,488)
Total Debt	$274,056,356	$286,484,421

(1)
This variable rate loan encumbers 13 properties (Phoenix I, Las Vegas, Phoenix II, Surprise, Bradenton, Apopka, Vancouver WA, Portland, Newark, Levittown, Chandler, St. Johns and Oxford). We entered into interest rate swap agreement that fixes SOFR at 2.89% until the maturity of the loan.
(2)
On August 1, 2024, the Skymar Loan was repaid and terminated in accordance with the loan agreement without fees or penalties.
(3)
This variable rate loan encumbers our Burlington, ONT property and the amount shown above is in USD based on the foreign exchange rate in effect as of December 31, 2024 and 2023, respectively. We entered into an interest rate swap agreement that fixes CORRA at 4.02% until the maturity of the loan. On January 8, 2025, in connection with entering into the National Bank of Canada - Four Property Loan the National Bank of Canada - Burlington Loan was repaid and terminated in accordance with the loan agreement without fees or penalties. See Note 13 - Subsequent events.
(4)
This variable rate loan encumbers our Cambridge, ONT property and the amount shown above is in USD based on the foreign exchange rate in effect as of December 31, 2024 and 2023, respectively. We entered into an interest rate swap agreement that fixes CORRA at 3.83% until the maturity of the loan. On January 8, 2025, in connection with entering into the National Bank of Canada - Four Property Loan, the National Bank of Canada - Cambridge Loan was repaid in full and terminated in accordance with the loan agreement without fees or penalties. See Note 13 - Subsequent events.
(5)
This variable rate loan encumbers our North York, ONT property and the amount shown above is in USD based on the foreign exchange rate in effect as of December 31, 2024 and 2023, respectively. We entered into an interest rate swap agreement that fixes CORRA at 3.79% until the maturity of the loan. On January 8, 2025, in connection with entering into the National Bank of Canada - Four Property Loan, the National Bank of Canada - North York Loan was repaid in full and terminated in accordance with the loan agreement without fees or penalties. See Note 13 - Subsequent events.
(6)
This variable rate loan encumbers our Vancouver, BC property and the amount shown above is in USD based on the foreign exchange rate in effect as of December 31, 2024 and 2023, respectively. We entered into an interest rate swap agreement that fixes CORRA at 4.47% until the maturity of the loan. On March 7, 2025, in connection entering into the QualReal - Seven Property Loan, the Bank of Montreal Loan was repaid and terminated in accordance with the loan agreement without fees or penalties. See Note 13 - Subsequent events.
(7)
This variable rate loan encumbers our Edmonton, AB property and the amount shown above is in USD based on the foreign exchange rate in effect as of December 31, 2024 and 2023, respectively. On January 8, 2025, in connection

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

with entering into the National Bank of Canada - Four Property Loan, the First National Loan was repaid in full and terminated in accordance with the loan agreement without fees or penalties. See Note 13 - Subsequent events.
(8)
This variable rate loan encumbers the six properties in our Ontario Portfolio and the amount shown above is in USD based on the foreign exchange rate in effect as of December 31, 2024 and 2023, respectively. We entered into an interest rate swap agreement that fixes CORRA at 4.73% until the maturity of the loan. On March 7, 2025, in connection entering into the QualReal - Seven Property Loan, the National Bank of Canada - Ontario Loan was repaid in full and terminated in accordance with the loan agreement without fees or penalties. See Note 13 - Subsequent events.

The weighted average interest rate on our consolidated debt, excluding the impact of our interest rate hedging activities, as of December 31, 2024 was approximately 6.70%.

Huntington Credit Facility

On November 30, 2021, we, through three special purpose entities (collectively, the “Initial Borrower”) wholly owned by our operating partnership, entered into a credit agreement (the “Credit Agreement”) with Huntington National Bank (“Huntington”), as administrative agent and sole lead arranger.

Under the terms of the Credit Agreement, the Initial Borrower had an initial maximum borrowing capacity of $50 million (the “Huntington Credit Facility”). However, certain financial requirements with respect to both the Initial Borrower and the “Pool” of “Mortgaged Properties” (as each term is defined in the Credit Agreement) must be satisfied prior to making any drawdowns on the Huntington Credit Facility in accordance with the Credit Agreement. At close, we borrowed approximately $22.4 million on the Huntington Credit Facility, secured by a first mortgage deed of trust on the Surprise, Phoenix and Phoenix II Properties. In conjunction with the initial draw on the Huntington Credit Facility, a prior loan with Huntington was repaid and terminated in accordance with the related loan agreement without any fees or penalties. On December 30, 2021, in conjunction with the acquisitions of the Bradenton Property and Apopka Property, we borrowed an additional approximately $14.7 million pursuant to the Huntington Credit Facility and the Bradenton and Apopka Properties were added as security. On April 26, 2022, the Vancouver Property was added as security to the Huntington Credit Facility and we borrowed approximately $12.9 million.

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

On April 13, 2023, in conjunction with the amendment to the Huntington Credit Facility, we entered into two interest rate swap agreements with a notional amount of $38.0 million and $22.0 million, respectively, whereby Secured Overnight Financing Rate ("SOFR") was fixed at 4.01% through the maturity of the Huntington Credit Facility. On April 13, 2023, we entered into an interest rate cap agreement with a notional amount of $47.6 million, whereby SOFR was capped at 2.6% through the maturity of the Huntington Credit Facility. On September 28, 2023, we terminated the interest rate cap agreement entered on April 13, 2023 and entered into a new interest rate cap agreement with a notional amount of $47.6 million, whereby SOFR is capped at 1.1% through the maturity of the Huntington Credit Facility. On March 28, 2024, we terminated the SOFR Huntington Credit Facility swap entered on April 13, 2023 and entered into two new interest rate swap agreements with the same notional amounts of $38.0 million and $22.0 million, respectively, whereby SOFR was swapped at 2.92% through the maturity of the Huntington Credit Facility. On September 25, 2024, we terminated the SOFR Huntington Credit Facility swap entered on March 28, 2024 and entered into two new interest rate swap agreements with the same notional

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

amounts of $38.0 million and $22.0 million, respectively, whereby SOFR is swapped at 0.50% through the maturity of the Huntington Credit Facility.

On November 15, 2024, we amended the Huntington Credit Facility to: (i) extend the maturity date by two-years until November 30, 2027, (ii) add one additional special purpose entity as a borrower under the loan (the “Further Additional Borrower”), and (iii) modify certain other covenants (the “Huntington Amendment”). In connection with the Huntington Amendment: (i) we increased our recourse guaranty in favor of Huntington under the Huntington Credit Facility from 25% to 50% and (ii) the property owned by the Further Additional Borrower was added as security to the Huntington Credit Facility. On November 15, 2024, in conjunction with the Huntington Amendment, we terminated certain interest rate swap agreements and an interest rate cap agreement previously entered into in connection with the Huntington Credit Facility and entered into a new interest rate swap agreement with a notional amount of approximately $107.6 million, whereby the SOFR is swapped at 2.89% through November 30, 2027, which fixes the all-in interest rate under the Huntington Credit Facility at 5.50%.

The Huntington Credit Facility is a term loan that has a maturity date of November 30, 2027. Payments due under the Huntington Credit Facility are interest-only during the initial term of the loan.

The amounts outstanding under the Huntington Credit Facility bear interest at a variable rate equal to the 1 month Term SOFR plus 2.61%, adjusted monthly, with a floor of 3.25%. As of December 31, 2024, the interest rate excluding the impact of our interest rate hedging activities on the Huntington Credit Facility was 6.94%. The loan may be prepaid in whole or in part, without penalty or premium, at any time, subject to certain conditions as set forth in the Credit Agreement.

The Credit Agreement contains certain customary representations and warranties, affirmative, negative and financial covenants, borrowing conditions, and events of default. We serve as a limited recourse guarantor with respect to the Huntington Credit Facility. In particular, the financial covenants include a minimum debt service coverage ratio and minimum net worth and liquid assets requirements applicable to us and our Operating Partnership as guarantors. As of December 31, 2024, we were in compliance with all such covenants.

On March 4, 2025, in connection with entering into the Skymar — Vancouver Loan, we partially repaid the Huntington Credit Facility by approximately $13.0 million and released the Vancouver, WA property in accordance with the release provisions of the loan agreement.

On March 4, 2025, in connection with the release of the Vancouver, WA property, we amended the SOFR interest rate swap agreement entered on November 15, 2024 to change the notional amount to approximately $87.1 million.

On March 18, 2025, in connection with entering into the Skymar — Bradenton Loan, we partially repaid the Huntington Credit Facility by approximately $9.1 million and released the Bradenton property in accordance with the release provisions of the loan agreement.

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

December 31, 2024

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

On June 28, 2024, we amended the SmartStop Bridge Loan (the "SmartStop Bridge Loan Amendment") to (i) increase the maximum borrowing capacity of the loan from $15.0 million to $25.0 million; and (ii) extend the maturity date by one-year until December 31, 2025. On July 29, 2024, we drew $8.0 million pursuant to the SmartStop Bridge Loan. As of December 31, 2024, we had $2.0 million of available capacity on the SmartStop Bridge Loan.

As of December 31, 2024, the interest rate on the SmartStop Bridge Loan was 8.49%. Payments under the SmartStop Bridge Loan are interest-only and payable monthly. The SmartStop Bridge Loan may be prepaid either in whole or in part, at any time, without penalty or premium.

The SmartStop Bridge Loan contains customary affirmative and negative covenants, agreements, representations, warranties and borrowing conditions, and events of default.

National Bank of Canada - Burlington Loan

On September 20, 2022, in connection with the acquisition of the property in Burlington, Ontario (the “Burlington Property”), we, through a special purpose entity formed to acquire and hold the Burlington Property, entered into a term loan with National Bank of Canada (the “National Bank of Canada - Burlington Loan”) for CAD $16.5 million, which was secured by a deed of trust on the Burlington Property. Under the terms of the loan agreement (the “National Bank of Canada Burlington Loan Agreement”) the interest rate was equal to the one month Canadian Dollar Offered Rate ("CDOR"), plus 2.25%. In addition, we entered into an interest rate swap agreement with a notional amount of CAD $16.5 million, whereby the CDOR was fixed at 4.02% through the maturity of the loan. The National Bank of Canada - Burlington Loan had a maturity date of September 20, 2025, and monthly payments were principal and interest, calculated using 25 year amortization. In addition, we served as a full recourse guarantor with respect to the National Bank of Canada - Burlington Loan.

On May 22, 2024, we amended the National Bank of Canada - Burlington Loan to reflect a transition from CDOR to CORRA. On June 27, 2024, the loan and the interest rate swap converted to CORRA. Borrowings under the National Bank

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

of Canada - Burlington Loan were subject to interest at the CORRA rate, plus a CORRA adjustment of approximately 0.30%, plus a spread of 2.25%.

On January 8, 2025, in connection with entering into the National Bank of Canada — Four Property Loan, the National Bank of Canada — Burlington Loan was repaid in full and terminated without fees or penalties. See Note 13 - Subsequent events.

National Bank of Canada - Cambridge Loan

On December 20, 2022, in connection with the acquisition of the property in Cambridge, Ontario (the “Cambridge Property”), we, through a special purpose entity formed to acquire and hold the Cambridge Property, entered into a term loan with National Bank of Canada (the “National Bank of Canada - Cambridge Loan”) for CAD $15.5 million, which was secured by a deed of trust on the Cambridge Property. Under the terms of the loan agreement (the “National Bank of Canada Cambridge Loan Agreement”) the interest rate was equal to the one month Canadian Dollar Offered Rate ("CDOR"), plus 2.25%. In addition, we entered into an interest rate swap agreement with a notional amount of CAD $15.5 million, whereby the CDOR was fixed at 3.83% through the maturity of the loan. The National Bank of Canada - Cambridge Loan had a maturity date of December 20, 2025, and monthly payments were interest-only for the first four quarters, payable monthly and payments of principal and interest, calculated using 25 year amortization, were due monthly after. In addition, we served as a full recourse guarantor with respect to the National Bank of Canada - Cambridge Loan.

On May 22, 2024, we amended the National Bank of Canada - Cambridge Loan to reflect a transition from CDOR to CORRA. On May 31, 2024, the loan and the interest rate swap converted to CORRA. Borrowings under the National Bank of Canada - Cambridge Loan were subject to interest at the CORRA rate, plus a CORRA adjustment of approximately 0.30%, plus a spread of 2.25%.

On January 8, 2025, in connection with entering into the National Bank of Canada — Four Property Loan, the National Bank of Canada — Cambridge Loan was repaid in full and terminated without fees or penalties. See Note 13 - Subsequent events.

National Bank of Canada – North York Loan

On January 31, 2023, in connection with the acquisition of the property in North York, Ontario (the “North York Property”), we, through a special purpose entity formed to acquire and hold the North York Property, entered into a term loan with National Bank of Canada (the “National Bank of Canada - North York Loan”) for CAD $25.0 million, which was secured by a deed of trust on the North York Property. Under the terms of the loan agreement (the “National Bank of Canada North York Loan Agreement”) the interest rate was equal to the one month CDOR, plus 2.40%. In addition, we entered into an interest rate swap agreement with a notional amount of CAD $25.0 million, whereby the CDOR was fixed at 3.79% through the maturity of the loan. The National Bank of Canada - North York Loan also had a maturity date of January 31, 2025. The National Bank of Canada - North York Loan was interest-only for the first year, payable monthly, and payments of principal and interest, calculated using a 25 year amortization, were due monthly after. In addition, we served as a full recourse guarantor with respect to the National Bank of Canada - North York Loan.

On May 22, 2024, we amended the National Bank of Canada - North York Loan to reflect a transition from CDOR to CORRA. On June 3, 2024, the loan and the interest rate swap converted to CORRA. Borrowings under the National Bank of Canada - North York Loan were subject to interest at the CORRA rate, plus a CORRA adjustment of approximately 0.30%, plus a spread of 2.40%.

On January 8, 2025, in connection with entering into the National Bank of Canada — Four Property Loan, the National Bank of Canada — North York Loan was repaid in full and terminated without fees or penalties. See Note 13 - Subsequent events.

Bank of Montreal Loan

On May 4, 2023, in connection with the acquisition of the Vancouver, BC Property, we, through a special purpose entity formed to acquire and hold the Vancouver, BC Property, entered into a term loan with Bank of Montreal (the “Bank of Montreal Loan”) for approximately CAD $21.6 million, which was secured by a deed of trust on the Vancouver, BC

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

Property. Under the terms of the loan agreement (the “Bank of Montreal Loan Agreement”) the interest rate was equal to the one-month CDOR, plus 2.50%. In addition, we entered into an interest rate swap agreement with a notional amount of approximately CAD $21.6 million, whereby the CDOR was fixed at 4.47% through the maturity of the loan. The Bank of Montreal Loan also had an initial term of two years, maturing on May 4, 2025 with a one year extension option. The Bank of Montreal Loan was interest-only over the initial term of the loan.

On May 24, 2024, we amended the Bank of Montreal Loan to reflect a transition from CDOR to CORRA. On July 4, 2024, the loan and the interest rate swap converted to CORRA. Borrowings under the Bank of Montreal Loan were subject to interest at the CORRA rate, plus a CORRA adjustment of approximately 0.30%, plus a spread of 2.50%.

On March 7, 2025, in connection with entering into the QualReal — Seven Property Loan, the Bank of Montreal Loan was repaid in full and terminated without fees or penalties. See Note 13 - Subsequent events.

First National Loan

On May 19, 2023, we, through a wholly-owned subsidiary of our Operating Partnership, entered into a term loan with First National Financial LP (the “First National Loan”) for approximately CAD $8.8 million. The First National Loan was secured by a deed of trust on the Edmonton Property.

Pursuant to the terms of the loan agreement for the First National Loan (the “First National Loan Agreement”), the amounts outstanding under the First National Loan bore a floating rate equal to the Royal Bank of Canada Prime Rate, plus 1.90%. As of December 31, 2024, the interest rate on the First National Loan was approximately 8.60%. The First National Loan had an initial term of two years maturing on June 1, 2025. Payments under the First National Loan were interest-only and payable monthly.

The loan may be prepaid in whole, but not in part, at any time, subject to certain conditions as set forth in the First National Loan Agreement. Pursuant to the terms of the limited recourse guaranty, we served as a full recourse guarantor with respect to the First National Loan.

On January 8, 2025, in connection with entering into the National Bank of Canada — Four Property Loan, the First National Loan was repaid in full and terminated without fees or penalties. See Note 13 - Subsequent events.

National Bank of Canada – Ontario Loan

On June 15, 2023, in connection with the acquisition of the Ontario Portfolio (the “Ontario Portfolio”), we, through certain wholly-owned subsidiaries of our Operating Partnership, entered into a CAD $127.2 million financing with National Bank of Canada (the “National Bank of Canada - Ontario Loan”). The National Bank of Canada - Ontario Loan was secured by first mortgage of each of the six properties that comprise the Ontario Portfolio. The proceeds of the National Bank of Canada - Ontario Loan were used to partially fund the acquisition of the Ontario Portfolio.

Pursuant to the loan agreement (the “National Bank of Canada Ontario Loan Agreement”) the interest rate was equal to the one month CDOR, plus 2.60%. In addition, we entered into an interest rate swap agreement with a notional amount of CAD $127.2 million, whereby the CDOR was fixed at 4.73% through the maturity of the loan. The National Bank of Canada - Ontario Loan also had a maturity date of June 15, 2025. The National Bank of Canada - Ontario Loan was interest-only for the first year, payable monthly, and payments of principal and interest, calculated using a 25 year amortization, were due monthly after. In addition, we served as a full recourse guarantor with respect to the National Bank of Canada - Ontario Loan.

On May 31, 2024, we amended the National Bank of Canada - Ontario Loan to reflect a transition from CDOR to CORRA. On June 28, 2024, the loan and the interest rate swap converted to CORRA. Borrowings under the National Bank of Canada - Ontario Loan were subject to interest at the CORRA rate, plus a CORRA adjustment of approximately 0.30%, plus a spread of 2.60%.

On March 7, 2025, in connection with entering into the QuadReal — Seven Property Loan, the National Bank of Canada — Ontario Loan was repaid in full and terminated without fees or penalties. See Note 13 - Subsequent events.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

The following table presents the future principal payment requirements on our outstanding secured debt as of December 31, 2024:

2025	$167,463,014	(1)
2026	—
2027	107,574,000
Thereafter	—
Total payments	275,037,014
Debt issuance costs, net	(980,658)
Total	$274,056,356
(1)
On January 8, 2025, we entered into a new credit agreement with National Bank of Canada - Four Property Loan, that has an initial term of three years and matures on January 8, 2028. We used the proceeds from the National Bank of Canada - Four Property Loan to repay and terminate in accordance with the loan agreements without fees or penalties the National Bank of Canada - Burlington Loan, National Bank of Canada - Cambridge Loan, First National Loan and National Bank of Canada – North York Loan totaling approximately $43.0 million. On March 7, 2025, we entered into a new credit agreement with QuadReal - Seven Property Loan, that has an initial term of five years and matures on April 1, 2030. We used the proceeds from the QuadReal - Seven Property Loan to repay and terminate in accordance with the loan agreements without fees or penalties the National Bank of Canada - Ontario Loan and Bank of Montreal Loan, totaling approximately $101.5 million.

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

The change in the value of the portion of our settled and unsettled foreign currency hedge that is not designated for hedge accounting for GAAP is recorded in Foreign currency adjustment within our consolidated statements of operations and represented a gain of approximately $2.2 million and loss of approximately $0.2 million for the years ended December 31, 2024 and 2023, respectively.

The following table summarizes the terms of our derivative financial instruments as of December 31, 2024:

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

	Notional Amount	Strike	Effective Date	Maturity Date
Interest Rate Derivatives:
CORRA Swap - Burlington Loan (1)	$15,015,000	4.02%	September 27, 2022	September 20, 2025 (5)
CORRA Swap - Cambridge Loan (1)	$13,891,404	3.53%	April 30, 2024	December 22, 2025 (5)
CORRA Swap - North York Loan (1)	$24,083,333	3.79%	January 31, 2023	February 2, 2026 (5)
SOFR Swap - Huntington Credit Facility(2)	$107,574,000	2.89%	November 15, 2024	November 30, 2027
CDOR Swap - Bank of Montreal Loan (1)	$21,625,000	4.47%	May 4, 2023	May 4, 2026 (5)
CORRA Swap - Ontario Loan (3)	$124,232,000	4.73%	June 15, 2023	June 15, 2026 (5)
Foreign Currency Hedge:
CAD Put (4)	$200,000,000	1.40%	December 20, 2024	December 19, 2025

(1)
Notional amounts are denominated in CAD and have been designated as a cash flow hedge.
(2)
Notional amount is denominated in USD and $87.1 million was designated as a cash flow hedge. On March 4, we amended the SOFR swap and entered into a new notional amount of $87.1 million.
(3)
Notional amount is denominated in CAD and we have elected not to apply hedge accounting.
(4)
Notional amount is denominated in CAD and was partially designated for hedge accounting.
(5)
This interest rate derivative was terminated subsequent to year end. Please see Note 13 - Subsequent events.

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

The following table presents a gross presentation of the fair value of our derivatives financial instruments as well as their classification on our consolidated balance sheets as of December 31, 2024 and 2023:

	Asset/Liability Derivatives Fair Value
	December 31, 2024	December 31, 2023
Interest Rate Hedges:
Other assets	$3,219,413	$2,920,664
Accounts payable and accrued liabilities	$2,448,275	$1,760,292
Foreign Currency Hedges:
Other assets	$4,409,134	$1,074,185

The following table presents the effects of our derivative financial instruments on our consolidated statements of operations for the periods presented:

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

	Gain (loss) recognized in OCI for the Year Ended December 31,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI for the Year Ended December 31,		Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Type	2024	2023		2024	2023		2024	2023
Interest Rate Swaps	$285,991	$1,118,835	Interest Expense	$1,230,229	$(1,141,365)	Interest Expense	$2,526	$—
Interest Rate Caps	—	994,111	Interest Expense	349,914	(326,789)	Interest Expense	—	—
Foreign Currency Put	1,106,438	(174,712)	N/A	—	—	N/A	—	—
	$1,392,429	$1,938,234		$1,580,143	$(1,468,154)		$2,526	$—

Based upon the forward rates in effect as of December 31, 2024, we estimate that approximately $0.1 million related to our qualifying cash flow hedges will be reclassified to reduce interest expense during the next 12 months.

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

Amendment to our Operating Partnership Agreement

On January 30, 2023, in connection with the Preferred Investment, we and the Operating Partnership entered into Amendment No. 1 to the Second Amended and Restated Limited Partnership Agreement of the Operating Partnership (the “Amendment”) with the Preferred Investor, to establish a series of preferred units of limited partnership interest of the Operating Partnership were be designated the “Series A Cumulative Redeemable Preferred Units.” The Amendment sets forth the key terms of the Preferred Units which are summarized below.

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

Issuance of Preferred Stock of Our Company

On May 1, 2023, we issued $150 million in shares (the “Preferred Shares”) of our Series B Convertible Preferred Stock (the “Series B Convertible Preferred Stock”) pursuant to a preferred stock purchase agreement (the “Series B Preferred Stock Purchase Agreement”) with Extra Space Storage LP (the “Investor”), a subsidiary of Extra Space Storage Inc. (NYSE: EXR). We paid the Investor an investment fee equal to 0.50% of the aggregate Purchase Price at the closing.

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

December 31, 2024

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

Subject to certain additional redemption rights, as described herein, we have the right to redeem the Series B Convertible Preferred Stock for cash at any time following the third anniversary of the issuance of the Preferred Shares pursuant to the Series B Preferred Stock Purchase Agreement. The amount of such redemption will be equal to the aggregate Purchase Price of all outstanding Preferred Shares, plus applicable redemption premium as set forth in the Series B Articles Supplementary (together, the “Redemption Price”) and an amount equal to any accrued and unpaid dividends and distributions on the Series B Convertible Preferred Stock (whether or not accumulated or authorized and declared) up to the redemption date. Upon the listing of Common Stock on a national securities exchange (the “Listing”), we have the right to redeem any or all outstanding Series B Convertible Preferred Stock at an amount equal to the greater of (i) the amount that the holders of such Preferred Shares would have received had such Shares been converted into Common Stock pursuant to the terms of the Series B Articles Supplementary immediately prior to the initial Listing, and then all of such Preferred Shares had been sold in the initial Listing, up to the Conversion Value Limitation (as described herein), or (ii) the Redemption Price, in each case, plus an amount equal to any accrued and unpaid dividends and distributions on the Series B Convertible Preferred Stock (whether or not accumulated or authorized and declared) up to the date of initial Listing. The Conversion Value Limitation is an amount per share determined using an as-converted value limitation equal to a premium of $40 million if any or all 150,000 shares of Series B Convertible Preferred Stock are issued and outstanding. Upon a change of control event, we have the right to redeem any or all outstanding Series B Convertible Preferred Stock at an amount equal to the greater of (i) the amount that the holders of such Preferred Shares would have received had the Preferred Shares been converted into Common Stock pursuant to the terms of the Series B Articles Supplementary immediately prior to such change of control, up to the Conversion Value Limitation or (ii) the Redemption Price, in each case, plus an amount equal to any accrued and unpaid dividends and distributions up to the redemption date. In addition, subject to certain cure provisions, if we fail to maintain our status as a real estate investment trust, the holders of Series B Convertible Preferred Stock have the

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

right to require us to repurchase the Series B Convertible Preferred Stock at an amount equal to the Redemption Price plus an amount equal to any accrued and unpaid dividends and distributions on the Series B Convertible Preferred Stock (whether or not accumulated or authorized and declared) up to the redemption date.

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

Investor's Right Agreement

On May 1, 2023, concurrent with our entry into the Series B Preferred Stock Purchase Agreement, we and the Investor entered into an investors’ rights agreement (the “Investors’ Rights Agreement”). Pursuant to the Investors’ Rights Agreement, the Investor has the right to request us to register for resale under the Securities Act of 1933, as amended, shares of the Class A Common Stock issued to the Investor upon conversion of the Preferred Shares acquired pursuant to the Series B Preferred Stock Purchase Agreement, subject to certain limitations. After the first anniversary of the issuance of the Preferred Shares, the Investor may request up to four demand registrations for an amount of shares equal to at least $15 million each. The Company is required to use our reasonable best efforts to (i) file a registration statement on Form S-3 within 30 days of such request (or a registration statement on Form S-11 or such other appropriate form within 60 days of such request) and (ii) cause such registration statement to become effective as promptly as practicable thereafter. The Investors’ Rights Agreement also grants the Investor certain “piggyback” registration rights.

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

December 31, 2024

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

As of December 31, 2024 and 2023, there were 150,000 Preferred Shares outstanding with an aggregate liquidation preference of approximately $153.1 million, which consists of $150 million from the initial closing and approximately $3.1 million of accumulated and unpaid distributions.

Note 8. Segment Disclosures

Our business is composed of one reportable segment: self storage operations. Within our self storage operations segment, as of December 31, 2024 and 2023, approximately $278.2 million and $304.8 million, respectively, of our assets relate to our operations in Canada. For the years ended December 31, 2024, 2023 and 2022 approximately $15.4 million, approximately $8.8 million and $0.5 million, respectively, of our revenues in the self storage segment related to our operations in Canada.

The Chief Operating Decision Maker (“CODM”) is our Chief Executive Officer. Our CODM and other management regularly evaluate performance based upon consolidated net income (loss). Our CODM uses consolidated net income (loss) when making decisions about allocating capital and personnel. On a quarterly basis, our CODM considers budget-to-actual and period-to-period variances when evaluating company and segment performance in addition to other interim reviews. The CODM does not regularly review total assets for our single reportable segment as total assets are not used to assess performance or allocate resources.

The following tables summarize information for the reportable segments for the years ended December 31, 2024, 2023 and 2022:

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

	Year Ended December 31,
	2024	2023	2022
Revenues:
Self storage rental revenue	$28,054,695	$20,990,999	$8,698,972
Ancillary operating revenue	183,838	169,065	91,035
Total revenues	28,238,533	21,160,064	8,790,007
Operating expenses:
Property operating expenses
Property taxes	3,458,318	2,843,844	1,123,672
Payroll	2,374,917	1,982,882	776,213
Advertising	1,037,162	1,014,680	539,330
Repairs & maintenance	924,355	702,136	257,943
Utilities	1,063,451	911,251	367,628
Property insurance	598,131	394,272	199,680
Administrative and professional	1,560,260	1,341,823	571,090
Total property operating expenses	11,016,594	9,190,888	3,835,556
Other operating expenses:
Property operating expenses – affiliates	5,130,574	4,625,560	1,899,807
General and administrative	5,832,673	5,290,049	2,289,610
Depreciation	12,762,435	10,542,315	4,526,912
Intangible amortization expense	3,038,119	4,437,083	2,064,048
Acquisition expenses	777,255	1,601,971	1,448,578
Total other operating expenses	27,541,056	26,496,978	12,228,955
Operating loss:	(10,319,117)	(14,527,802)	(7,274,504)
Other income (expense):
Interest expense	(18,049,353)	(16,104,501)	(4,865,029)
Interest expense – debt issuance costs	(1,278,578)	(1,499,924)	(1,097,941)
Derivative fair value adjustment	184,425	(1,881,402)	—
Other	397,743	546,615	2
Foreign currency adjustment	(6,513,187)	528,949	(1,142,611)
Net loss	$(35,578,067)	$(32,938,065)	$(14,380,083)

Note 9. Related Party Transactions

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

December 31, 2024

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

Our Advisory Agreement provides for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us. Beginning four fiscal quarters after commencement of the Public Offering, pursuant to our Advisory Agreement, our Advisor is required to pay or reimburse us the amount by which our aggregate annual operating expenses, as defined, exceed the greater of 2% of our average invested assets or 25% of our net income, as defined, unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For any fiscal quarter for which total operating expenses for the 12 months then ended exceed the limitation, we will disclose this fact in our next quarterly report or within 60 days of the end of that quarter and send a written disclosure of this fact to our stockholders. In each case the disclosure will include an explanation of the factors that the independent directors considered in arriving at the conclusion that the excess expenses were justified. As of December 31, 2024, our aggregate annual operating expenses, as defined, did not exceed the threshold described above.

The Sponsor Funding Agreement

Beginning November 1, 2023, our Sponsor agreed to fund the payment of (i) the upfront 3% sales commission for the sale of Class Y shares, (ii) the upfront 3% dealer manager fee for the Class Y shares, and (iii) the estimated 1% organization and offering expenses for the sale of Class Y shares and Class Z shares. In the event total organization and offering expenses actually incurred exceed the estimated 1% organization and offering expenses for the sale of Class Y shares and Class Z shares, we will pay the difference between the total organization and offering expenses actually incurred and the estimated 1% organization and offering expenses funded by our sponsor. In addition, our Sponsor has reimbursed us in cash to cover the dilution from the one-time stock dividends described above in Note 1 - Organization. The sponsor funding agreement shall terminate immediately upon the date we cease to offer Class Y shares and Class Z shares in our Public Offering.

In consideration for our Sponsor providing the funding for the front-end sales load and the cash to cover the dilution from the stock dividends described above and in Note 1 - Organization, our Operating Partnership shall issue a number of Series C Units of limited partnership interest in our Operating Partnership to our Sponsor equal to the dollar amount of such funding divided by the then-current offering price (initially $9.30 per share and currently $10.00 per share) for the Class Y and Class Z shares sold in our Public Offering. Pursuant to the sponsor funding agreement by and among us, our Operating

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

Partnership, and our Sponsor, our Sponsor shall reimburse us monthly for the applicable front end sales load it agreed to fund, and our Operating Partnership shall issue the Series C Units on a monthly basis, upon such reimbursement. In connection with the foregoing, we and our Operating Partnership entered into Amendment No. 3 to the Operating Partnership Agreement (“Amendment No. 3”) to establish Series C Subordinated Convertible Units of limited partnership interest in our Operating Partnership. Amendment No. 3 sets forth the key terms of the Series C Units, which are summarized below.

No Distribution Rights, Liquidation Rights, or Profits Allocation: The Series C Units are not entitled to cash distributions, distributions upon liquidation, or the allocation of any profit or loss of our Operating Partnership unless and until the Series C Units are converted into Class A Units of the Operating Partnership.

No Voting Rights: The Series C Units shall have no voting or consent rights. Notwithstanding the foregoing, the approval of the holders of Series C Units shall be required for any amendment to the rights and obligations of the Series C Units.

Conversion Into Class A Units: The Series C Units shall automatically convert into Class A Units on a one-to-one basis upon our disclosure of an estimated net asset value per share equal to at least $10.00 per share (the “Initial NAV Hurdle”) for each of the Class A, Class T, Class W, Class P, Class Y, and Class Z shares calculated net of the value of Series C Units to be converted for those Series C Units issued at or below the Initial NAV Hurdle; provided, the Initial NAV Hurdle shall be increased to the new NAV (the “New NAV Hurdle”) for those Series C Units, if any, issued at an offering price in excess of $10.00 per share in the event that the NAV and resulting offering price are increased in the future as a result of calculating and reporting the NAV. For the avoidance of doubt, some or all of the Series C Units issued pursuant to the Initial NAV Hurdle may convert at the time of disclosing that the Initial NAV Hurdle has been met. In the event of an extraordinary transaction (such as a merger, tender offer, or sale of all or substantially all of our assets) prior to such conversion, the Series C Units shall automatically convert into Class A Units on a one-to-one basis immediately prior to the closing of the extraordinary transaction if the transaction amount exceeds the Initial NAV Hurdle for each of the Class A, Class T, Class W, Class P, Class Y, and Class Z shares for those Series C Units issued at or below the Initial NAV Hurdle calculated net of the value of the Series C Units to be converted; provided, the transaction amount exceeds the New NAV Hurdle for each of the Class A, Class T, Class W, Class P, Class Y, and Class Z shares for those Series C Units issued at an offering price in excess of $10.00 per share in the event that the NAV and resulting offering price is increased in the future as a result of calculating and reporting the NAV. We have agreed to conduct a NAV in accordance with the requirements set forth in FINRA 15-02 (i.e., the first NAV must be conducted within 150 days following the second anniversary of commencement of our Public Offering and annually thereafter) and the Investment Program Association Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs issued in April 2013. On August 7, 2024, we declared an Estimated Per Share NAV of $10.00 calculated as of March 31, 2024. No Series C Units were converted to Class A Units as a result of this Estimated Per Share NAV being declared.

Special Allocation: Notwithstanding the allocation provisions of the Operating Partnership Agreement, liquidating gain first shall be allocated to our Sponsor with respect to its converted Series C Units to the extent attributable to the appreciation in the value of our Operating Partnership’s assets after the first date of issuance of the Series C Units. As a result of the special allocation, the Section 704(b) capital account attributable to the converted Series C Units shall be equal to the Section 704(b) capital account for each Class A Unit issued and outstanding as of the date of the conversion on a pro rata basis.

Rights upon Liquidation: Notwithstanding the provisions of the Operating Partnership Agreement governing distributions upon liquidation, if, after the conversion of any Series C Units into a Class A Unit, the liquidating gain from a sale, exchange, merger, liquidation or other transaction is insufficient to cause the holder of the converted Series C Units to receive an amount of cash or property (at minimum) equal to the liquidation right for the holders of Class A Units on a unit by unit basis, each such unit holder shall nevertheless receive an amount equal to the liquidation right for the holders of Class A Units on a unit by unit basis, for each converted Series C Unit (the “Series C Unit Liquidation Preference”). Upon the actual liquidation of our Operating Partnership, the cash payment of the Series C Unit Liquidation Preference shall be treated as (1) a liquidation distribution from our Operating Partnership to the extent of the section 704(b) capital account attributable to the converted Series C Units and (2) a guaranteed payment for U.S. federal income tax purposes for the excess of the Series C Unit Liquidation Preference in cash over the section 704(b) capital account balance of the holder of the Series C Unit for each such converted Series C Unit. For avoidance of doubt, the Series C Units are subject to all of the terms and conditions set forth in Amendment No. 3 prior to conversion and are not entitled to any liquidation right until conversion.

Transfer Rights: The Series C Units may be transferred to any affiliate without our consent.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

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

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the years ended December 31, 2023 and 2024, as well as any related amounts payable, which are included in due to affiliates in the accompanying consolidated balance sheets as of December 31, 2023 and 2024:

	Year Ended December 31, 2023			Year Ended December 31, 2024
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Operating expenses (including organizational costs)	$6,784,515	$3,586,399	$4,145,602	$12,220,370	$7,066,191	$9,299,781
Asset management fees	3,420,040	2,767,112	652,928	4,253,616	2,458,196	2,448,348
Property management fees	1,243,056	982,355	260,701	1,688,524	798,536	1,150,689
Transfer Agent expenses	319,426	326,613	—	—	—	—
Acquisition expenses (1)	710,892	179,263	535,303	589,216	146,146	978,373
Capitalized
Acquisition related (2)	5,589,549	6,001,574	339,435	113,259	452,694	—
Additional Paid-in Capital
Offering costs	5,610	5,610	—	—	—	—
Total	$18,073,088	$13,848,926	$5,933,969	$18,864,985	$10,921,763	$13,877,191

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

In order to protect the interest of the Property Manager in receiving these revenues in light of the fact that we control the properties and, hence, the ability of the Property Manager to receive such revenues, we and an affiliate of our Property

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

Manager agreed to transfer our respective rights in such revenue to a joint venture entity owned 0.1% by our TRS subsidiary and 99.9% by our Property Manager’s affiliate (the “PM Affiliate”). Under the terms of the operating agreement of the joint venture entity, dated March 8, 2021 (the “JV Agreement”), our TRS receives 0.1% of the net revenues generated from such Tenant Programs and the PM Affiliate receives the other 99.9% of such net revenues. The JV Agreement further provides, among other things, that if a member or its affiliate terminates all or substantially all of the property management agreements or defaults in its material obligations under the JV Agreement or undergoes a change of control, as defined, (the “Triggering Member”), the other member generally shall have the right (but not the obligation) to either (i) sell all of its interest in the joint venture to the Triggering Member at fair market value (as agreed upon or as determined under an appraisal process) or (ii) purchase all of the Triggering Member’s interest in the joint venture at 95% of fair market value. For the years ended December 31, 2024 and 2023, an affiliate of our Property Manager received net revenue from this joint venture of approximately $1.2 million and $0.8 million, respectively.

Storage Auction Program

Our Sponsor owns a minority interest in a company that owns 50% of an online auction company (the “Auction Company”) that serves as a web portal for self storage companies to post their auctions for the contents of abandoned storage units online instead of using live auctions conducted at the self storage facilities. The Auction Company receives a service fee for such services. During the years ended December 31, 2024 and 2023, we paid approximately $10,000 and $23,000 in fees to the Auction Company related to our properties, respectively. Our properties will receive the proceeds from such online auctions.

Note 10. Commitments and Contingencies

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

As of December 31, 2024, we have sold approximately 0.8 million Class P shares, 0.2 million Class A shares, 0.2 Class T shares, 36,000 Class W shares, 65,000 Class Y shares and 3,000 Class Z shares for gross proceeds of approximately $13.0 million through our distribution reinvestment plan offering.

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

On October 2, 2023, the Company’s board of directors approved an amendment to the Company’s share redemption program. Pursuant to the share redemption program, as amended, for Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares, the redemption price per share will be equal to 93% of the most recently published estimated net asset value of the applicable share class. On August 7, 2024, our board of directors approved an estimated net asset value per share of $10.00.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

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

For the year ended December 31, 2024, we received redemption requests totaling approximately $2.2 million. Approximately $1.8 million was fulfilled in during the year ended December 31, 2024 and the remaining approximately $0.4 million was fulfilled in January 2025. For the year ended December 31, 2023, we received redemption requests totaling approximately $0.5 million. Approximately $0.4 million was fulfilled in during the year ended December 31, 2023 and the remaining approximately $0.1 million was included in accounts payable and accrued liabilities as of December 31, 2023, and fulfilled in January 2024. For the year ended December 31, 2022 we did not receive any redemption requests.

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

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

Note 11. Declaration of Distributions

Cash Distribution Declaration

On December 20, 2024, our board of directors declared a daily distribution rate of approximately $0.001698 per day per share on the outstanding shares of common stock payable to Class A, Class T, Class W, Class P, Class Y and Class Z stockholders of record of such shares as shown on our books at the close of business on each day of the period commencing on January 1, 2025 and ending March 31, 2025. In connection with this distribution, stockholders who hold Class T and Class Y shares will be paid an amount equal to approximately $0.001698 per day per share less the stockholder servicing fee payable per share per day and stockholders who hold Class W and Class Z shares will be paid an amount equal to approximately $0.001698 per day per share less the dealer manager servicing fee payable per share per day. Such distributions payable to each stockholder of record during a month will be paid the following month.

Note 12. Potential Acquisitions

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

Note 13. Subsequent Events

National Bank of Canada — Four Property Loan

On January 8, 2025, we, thorough certain wholly-owned subsidiaries of our operating partnership, entered into a CAD $64.0 million financing with National Bank of Canada (the “National Bank of Canada — Four Property Loan”). The National Bank of Canada — Four Property Loan is secured by first mortgages on each of three of our properties in the Greater Toronto Area of Ontario, Canada and our property in Edmonton, Alberta, Canada. The proceeds of the National Bank of Canada — Four Property Loan were primarily used to repay the National Bank of Canada - Burlington Loan, National Bank of Canada - Cambridge Loan, First National Loan and National Bank of Canada – North York Loan. Additionally, we terminated the CORRA swap agreements for the Burlington, Cambridge and North York Loans.

Pursuant to the loan agreement for the National Bank of Canada — Four Property Loan (the “Four Property Loan Agreement”), amounts outstanding under the National Bank of Canada — Four Property Loan bear an interest rate equal to CORRA, plus a CORRA adjustment of approximately 0.30%, plus 2.25%. In addition, we entered into an interest rate swap agreement with a notional amount of CAD $64.0 million, whereby CORRA is fixed at approximately 3.03% through the maturity of the National Bank of Canada — Four Property Loan. The National Bank of Canada — Four Property Loan has an initial term of three years, maturing on January 8, 2028. Payments under the National Bank of Canada — Four Property Loan consist of both principal and interest, calculated using a 25-year amortization, and are payable monthly.

The Four Property Portfolio Loan Agreement contains a modified debt service coverage ratio and customary affirmative, negative, and financial covenants, an interest reserve requirement, agreements, representations, warranties and borrowing conditions, and events of default, all as set forth in the Four Property Portfolio Loan Agreement. We serve as a full recourse guarantor with respect to the National Bank of Canada — Four Property Portfolio Loan.

Skymar — Vancouver Loan

On March 4, 2025, we, through an indirect, wholly-owned special purpose entity, entered into an approximately $13.0 million financing with Skymar Capital Corporation (“Skymar”) as lender pursuant to a mortgage loan (the “Skymar - Vancouver Loan”). The Skymar - Vancouver Loan is secured by a first mortgage deed of trust on our property in Vancouver, Washington. The proceeds of the Skymar — Vancouver Loan were primarily used to paydown and remove the property from the Huntington Credit Facility in accordance with the Huntington Credit Agreement.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

Pursuant to the loan agreement for the Skymar - Vancouver Loan (the “Skymar Vancouver Loan Agreement”), amount outstanding under the Skymar - Vancouver Loan bears interest at an annual fixed rate equal to 7.55%. The Skymar — Vancouver Loan has a maturity date of April 1, 2030. Payments under the Skymar — Vancouver Loan are payable monthly and are interest-only until April 1, 2027 and are principal and interest thereafter. The Skymar — Vancouver Loan may be prepaid in whole, but not in part, at any time, subject to certain conditions as set forth in the Skymar Vancouver Loan Agreement.

Meridian Financing

On March 6, 2025, we, through an indirect, wholly-owned special purpose entity, entered into a credit agreement with Meridian Credit Union Limited (the “Meridian Credit Agreement”) with a maximum borrowing capacity of approximately CAD $16.0 million (the "Meridian Loan"). At close, we borrowed approximately CAD $2.1 million and had CAD $13.9 million of available capacity. The Meridian Loan is secured by a first mortgage on our development property in Etobicoke, Ontario Canada (the "Etobicoke Property"). The proceeds of the Meridian Loan will be used to fund development of a self storage facility on the Etobicoke Property.

Pursuant to the Meridian Credit Agreement, amounts outstanding under the Meridian Loan bear interest at an annual rate equal to the Canada Prime Rate plus 1.50%, subject to a minimum all-in floor rate of 6.70% per annum. The Meridian Loan has an initial term of three years, maturing on March 5, 2028, with two six-month extension options. Payments under the Meridian Loan are payable monthly and interest-only.

The Meridian Credit Agreement contains customary affirmative, negative, and financial covenants, agreements, representations, warranties and borrowing conditions, and events of default. We serve as a full recourse guarantor with respect to the Meridian Loan.

QuadReal — Seven Property Loan

On March 7, 2025, we, through certain indirect, wholly-owned subsidiaries of our operating partnership, entered into a CAD $164.5 million financing with QuadReal Finance, LP (“QuadReal”) and certain affiliates of QuadReal (the “QuadReal — Seven Property Loan”), whereby QuadReal acts as the servicer and certain affiliates of QuadReal serve as the lenders.

The QuadReal — Seven Property Loan is secured by a first mortgage on six of our properties in the Greater Toronto Area of Ontario, Canada and one property in Vancouver, British Columbia, Canada. The aggregate amount of the QuadReal - Seven Property Loan is separated out by advances, whereby we may draw up to CAD $147.0 million as an initial advance (the "Initial Advance") and may later draw up to an additional CAD $17.5 million (the "Earnout advance") upon the achievement of certain financial metrics as set forth in the commitment letter and charge setting forth the terms of the QuadReal - Seven Property Loan (collectively, the "QuadReal - Seven Property Loan Agreement"). Upon the closing of the QuadReal - Seven Property Loan, we drew approximately CAD $147.0 million as the Initial Advance. The proceeds of the QuadReal — Seven Property Loan were primarily used to repay the Bank of Montreal Loan and National Bank of Canada – Ontario Loan. Additionally, we terminated the CORRA swap agreements for the Bank of Montreal and National Bank of Canada - Ontario Loan.

The interest rate on the Initial Advance bears interest at an annual fixed rate equal to 5.59%, and the interest rate on the Earnout Advance is equal to the one-month Adjusted Term CORRA, plus a CORRA adjustment of 2.5% at the time of the Earnout advance. The QuadReal — Seven Property Loan has an initial term of five years, maturing on April 1, 2030. Payments under the QuadReal — Seven Property Loan are interest only during the term of the QuadReal - Seven Property Loan, payable monthly, with the full amount of the outstanding balance of the QuadReal - Seven Property Loan due on the maturity date.

The QuadReal - Seven Property Loan Agreement also contains customary affirmative, negative, and financial covenants, agreements, representations, warranties and borrowing conditions, and events of default, all as set forth in the QuadReal - Seven Property Loan Agreement. We serve as a non-recourse guarantor with respect to the QuadReal — Seven Property Loan. In addition, we provided the lenders with a debt service guarantee. However, the debt service guarantee may be terminated early based on achieving two consecutive fiscal quarters at a specific debt service ratio of not less than 1.2 to 1.0, as described in the QuadReal — Seven Property Loan Agreement.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

Skymar — Bradenton Loan

On March 18, 2025, we, through an indirect, wholly-owned special purpose entity, entered into an approximately $9.1 million financing with Skymar as lender pursuant to a mortgage loan (the “Skymar - Bradenton Loan”). The Skymar - Bradenton Loan is secured by a first mortgage deed of trust on our property in Bradenton, Florida. The proceeds of the Skymar — Bradenton Loan were primarily used to paydown and remove the property from the Huntington Credit Facility in accordance with the Huntington Credit Agreement.

Pursuant to the loan agreement for the Skymar Bradenton Loan (the "Skymar Bradenton Loan Agreement"), amounts outstanding under the Skymar - Bradenton Loan bear interest at an annual fixed rate equal to 7.50%. The Skymar - Bradenton Loan has a maturity date of April 1, 2030. Payments under the Skymar - Bradenton Loan are payable monthly and are interest-only until April 1, 2027 and are principal and interest thereafter. The Skymar - Bradenton Loan may be prepaid in whole, but not in part, at any time, subject to certain conditions as set forth in the Skymar - Bradenton Loan Agreement.

Offering Status

As of March 25, 2025, in connection with our offerings we have issued approximately 11.4 million Class P shares for gross offering proceeds of approximately $108.6 million, approximately 3.4 million Class A shares for gross offering proceeds of approximately $34.5 million, approximately 5.4 million Class T shares for gross offering proceeds of approximately $53.7 million, approximately 0.7 million Class W shares for gross offering proceeds of approximately $6.7 million, approximately 4.7 million Class Y shares for gross offering proceeds of approximately $44.6 million and approximately 0.4 million Class Z shares for gross offering proceeds of approximately $3.7 million.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

SCHEDULE III

DECEMBER 31, 2024

		Initial Cost to Company						Gross Carrying Amount at December 31, 2024
Description	ST	Encumbrance(2)	Land	Building and Improvements	Total	Cost Capitalized Subsequent to acquisition		Land	Building and Improvements	Total(1)	Accumulated Depreciation	Construction in process	Date of Construction	Date Acquired
Phoenix	AZ	$7,586,825	$2,171,375	$13,783,862	$15,955,237	$328,248		$2,171,375	$14,112,110	$16,283,485	$(1,718,679)	$4,844	2020	5/1/2021
Las Vegas	NV	6,407,791	1,468,351	6,541,089	8,009,440	137,766		1,468,352	6,678,855	8,147,207	(869,406)	7,404	2020	6/1/2021
Surprise	AZ	7,535,563	1,742,097	11,324,006	13,066,103	289,162		1,742,097	11,613,168	13,355,265	(1,300,134)	—	2017	8/26/2021
Phoenix II	AZ	5,895,168	806,933	10,333,050	11,139,983	403,983		806,933	10,737,033	11,543,966	(1,022,239)	—	2021	11/30/2021
Bradenton	FL	8,099,448	2,293,357	13,212,166	15,505,523	221,273		2,293,357	13,433,439	15,726,796	(1,263,990)	303,190	2020	12/30/2021
Apopka	FL	10,611,302	2,329,786	9,125,103	11,454,889	6,113,120		2,329,786	15,238,223	17,568,009	(988,799)	40,206	2021	12/30/2021
Vancouver	WA	10,534,409	1,422,900	23,189,404	24,612,304	298,366		1,422,900	23,487,770	24,910,670	(1,923,902)	15,943	2020	3/29/2022
Portland	OR	7,048,570	4,298,103	10,618,441	14,916,544	290,334		4,298,103	10,908,775	15,206,878	(932,048)	22,250	1975 / 2020	3/31/2022
Newark	DE	9,791,105	2,167,103	17,837,346	20,004,449	393,213		2,167,103	18,230,559	20,397,662	(1,500,127)	—	2021	4/26/2022
Levittown	PA	9,278,482	3,495,978	17,668,979	21,164,957	339,702		3,495,978	18,008,681	21,504,659	(1,494,689)	—	2021	4/26/2022
Chandler	AZ	11,739,074	4,795,960	20,555,792	25,351,752	286,278		4,795,960	20,842,070	25,638,030	(1,993,711)	—	1996 / 2022	5/17/2022
St. Johns	FL	7,638,087	3,708,927	10,458,678	14,167,605	335,580		3,708,927	10,794,258	14,503,185	(894,260)	5,570	2006 / 2007	7/8/2022
Burlington	ONT	10,445,935	10,638,348	15,548,407	26,186,755	(474,968)	(3)	10,028,589	15,073,439	25,102,028	(1,169,978)	24,159	1979 / 2001	9/20/2022
Oxford	FL	5,408,176	1,311,463	9,406,248	10,717,711	511,643		1,311,463	9,917,891	11,229,354	(860,618)	—	2001	9/21/2022
Cambridge	ONT	9,663,950	7,537,977	19,075,728	26,613,705	(851,439)	(3)	7,105,922	18,224,289	25,330,211	(1,359,772)	13,594	1965 / 2019	12/20/2022
Edmonton	AB	6,125,639	910,770	10,287,301	11,198,071	(675,131)	(3)	848,110	9,612,170	10,460,280	(549,069)	13,050	1955 / 2022	1/31/2023
North York	ONT	16,754,775	14,498,382	24,808,502	39,306,884	(1,615,802)	(3)	13,500,902	23,192,700	36,693,602	(1,414,623)	7,235	1986 / 2020	1/31/2023
Bradenton II	FL	—	1,390,987	—	1,390,987	—		1,404,487	—	1,404,487	—	557,654	N/A	2/16/2023
Etobicoke	ONT	—	1,749,931	—	1,749,931	—		1,667,800	—	1,667,800	—	5,612,897	N/A	3/27/2023
Vancouver	BC	15,044,513	5,598,559	27,315,073	32,913,632	(737,785)	(3)	5,289,852	26,577,288	31,867,140	(1,252,613)	5,767	2022	5/4/2023
Mississauga	ONT	16,714,888	11,551,853	19,595,103	31,146,956	(1,480,304)	(3)	10,615,010	18,114,799	28,729,809	(833,541)	—	1960 / 2016	6/19/2023
Mississauga II	ONT	18,671,753	5,881,560	29,818,866	35,700,426	(2,290,295)	(3)	5,404,572	27,528,571	32,933,143	(1,250,934)	—	2022	6/19/2023
Burlington II	ONT	10,599,685	9,663,636	9,236,614	18,900,250	(671,705)	(3)	8,879,925	8,564,909	17,444,834	(416,531)	2,478,502	1982 / 2020	6/19/2023
Toronto	ONT	20,384,011	4,064,015	34,925,565	38,989,580	(2,741,481)	(3)	3,734,427	32,184,084	35,918,511	(1,432,906)	4,861	2018	6/19/2023
Hamilton	ONT	4,973,698	2,065,522	7,202,860	9,268,382	(487,398)	(3)	1,898,010	6,715,462	8,613,472	(327,355)	8,201	1900 / 2020	6/19/2023
Woodbridge	ONT	15,084,167	7,299,353	20,977,259	28,276,612	(1,573,146)	(3)	6,707,384	19,404,113	26,111,497	(875,246)	19,537	2017	6/19/2023
Total		$252,037,014	$114,863,226	$392,845,442	$507,708,668	$(3,650,786)		$109,097,324	$389,194,656	$498,291,980	$(27,645,170)	$9,144,864

1.
The aggregate historical cost of real estate for United States federal income tax purposes is $535,309,740.
2.
Excludes unsecured corporate debt.
3.
The change in cost at these self storage facilities are the net of the impact of foreign exchange rate changes and any actual additions.

S-1

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

SCHEDULE III

DECEMBER 31, 2024

The following summarizes the activity in real estate facilities during the year ended December 31, 2024 and 2023.

	2024	2023
Real estate facilities
Balance at beginning of year	$514,006,885	$260,839,091
Facility acquisitions	—	248,841,711
Improvements and additions	7,898,421	2,395,408
Impact of foreign exchange rate changes	(23,613,326)	1,930,675
Balance at end of year	$498,291,980	$514,006,885
Accumulated depreciation
Balance at beginning of year	$(15,660,337)	$(5,093,282)
Depreciation expense	(12,680,596)	(10,493,167)
Impact of foreign exchange rate changes	695,763	(73,888)
Balance at end of year	$(27,645,170)	$(15,660,337)
Construction in process	$9,144,864	$6,451,632
Real estate facilities, net	$479,791,674	$504,798,180

S-2