Form 10-Q
period 2025-03-31
Strategic Storage Trust VI, Inc.
filed 2025-05-08
CIK 1852575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 6, 2025, there were 11,391,699 outstanding shares of Class P common stock, 3,393,466 outstanding shares of Class A common stock, 5,402,221 outstanding shares of Class T common stock, 711,451 outstanding shares of Class W common stock, 4,987,450 outstanding shares of Class Y common stock, and 462,423 outstanding shares of Class Z common stock of the registrant.

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

For further information regarding risks and uncertainties associated with our business, and important factors that could cause our actual results to vary materially from those expressed or implied in such forward-looking statements, please refer to the factors listed and described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Risk Factors” sections of the documents we file from time to time with the SEC, including, but not limited to, our Annual Report on Form 10-K for the year ended December 31, 2024 and in our Registration Statement on Form S-11 (SEC Registration No. 333-256598), as amended, each as filed with the SEC, as supplemented by the risk factors included in Part II, Item 1A of this Form 10-Q.

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

The accompanying consolidated financial statements should be read in conjunction with the notes to our consolidated financial statements included in this report on Form 10-Q. The accompanying consolidated financial statements should also be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024. Our results of operations for the three months ended March 31, 2025 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2025 (Unaudited)	December 31, 2024
ASSETS
Real estate facilities:
Land	$109,195,229	$109,097,324
Buildings	375,916,070	375,539,122
Site improvements	13,681,272	13,655,534
	498,792,571	498,291,980
Accumulated depreciation	(30,749,798)	(27,645,170)
	468,042,773	470,646,810
Construction in process	11,138,675	9,144,864
Real estate facilities, net	479,181,448	479,791,674
Cash and cash equivalents	14,241,422	10,827,415
Restricted cash	2,615,217	6,738,149
Investments in unconsolidated real estate ventures (Note 4)	18,995,066	18,207,135
Other assets, net	11,932,251	13,564,907
Total assets	$526,965,404	$529,129,280
LIABILITIES, TEMPORARY EQUITY AND EQUITY
Debt, net	$278,152,442	$274,056,356
Accounts payable and accrued liabilities	11,539,916	13,433,815
Distributions payable	4,389,378	4,409,505
Due to affiliates	16,859,809	13,877,191
Total liabilities	310,941,545	305,776,867
Commitments and contingencies (Note 10)
Redeemable common stock	11,705,939	10,279,772
Series B Convertible Preferred Stock, $0.001 par value; 150,000 shares authorized; 150,000 and 150,000 issued and outstanding at March 31, 2025 and December 31, 2024, respectively, with aggregate liquidation preferences of $153,088,356 and $153,148,361 at March 31, 2025 and December 31, 2024, respectively	148,599,723	148,599,723
Equity:
Strategic Storage Trust VI, Inc.:
Preferred Stock, $0.001 par value; 200,000,000 shares authorized; 0 issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Class P Common stock, $0.001 par value; 30,000,000 shares authorized; 11,380,819 and 11,280,098 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	11,381	11,280
Class A Common stock, $0.001 par value; 230,000,000 shares authorized; 3,397,253 and 3,383,583 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	3,397	3,384
Class T Common stock, $0.001 par value; 100,000,000 shares authorized; 5,398,325 and 5,373,889 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	5,398	5,374
Class W Common stock, $0.001 par value; 70,000,000 shares authorized; 709,730 and 704,761 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	710	705
Class Y Common stock, $0.001 par value; 200,000,000 shares authorized; 4,709,618 and 4,049,909 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	4,710	4,050
Class Z Common stock, $0.001 par value; 70,000,000 shares authorized; 388,958 and 346,393 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	389	346
Additional paid-in capital	214,160,380	207,773,199
Distributions	(35,829,740)	(32,142,866)
Accumulated deficit	(121,568,570)	(111,392,263)
Accumulated other comprehensive loss	(5,736,815)	(4,432,786)
Total Strategic Storage Trust VI, Inc. equity	51,051,240	59,830,423
Noncontrolling interests in our Operating Partnership	(44,733)	225,081
Noncontrolling Series C Subordinated Units in our Operating Partnership	4,711,690	4,417,414
Total noncontrolling interest	4,666,957	4,642,495
Total equity	55,718,197	64,472,918
Total liabilities, temporary equity and equity	$526,965,404	$529,129,280

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
Revenues:
Self storage rental revenue	$7,303,641	$6,577,587
Ancillary operating revenue	45,717	39,324
Total revenues	7,349,358	6,616,911
Operating expenses:
Property operating expenses	2,939,080	2,928,714
Property operating expenses – affiliates	1,240,267	1,280,595
General and administrative	1,703,808	1,554,738
Depreciation	3,118,402	3,175,232
Intangible amortization expense	—	1,039,598
Acquisition expense – affiliates	107,876	178,423
Other property acquisition expenses	14,020	54,041
Total operating expenses	9,123,453	10,211,341
Operating loss	(1,774,095)	(3,594,430)
Other income (expense):
Interest expense	(4,107,295)	(4,710,295)
Interest expense – debt issuance costs	(488,397)	(276,258)
Derivative fair value adjustment	(531,449)	1,616,316
Other	79,014	187,818
Equity in loss of unconsolidated real estate venture	(222,528)	—
Foreign currency adjustment	(195,936)	(2,206,103)
Net loss	(7,240,686)	(8,982,952)
Less: Distributions to preferred stockholders	(3,088,356)	(3,166,042)
Net loss attributable to the noncontrolling interests in our Operating Partnership	152,735	225,373
Net loss attributable to Strategic Storage Trust VI, Inc. common stockholders	$(10,176,307)	$(11,923,621)
Net loss per Class P share—basic and diluted	$(0.40)	$(0.55)
Net loss per Class A share—basic and diluted	$(0.40)	$(0.55)
Net loss per Class T share—basic and diluted	$(0.40)	$(0.55)
Net loss per Class W share—basic and diluted	$(0.40)	$(0.55)
Net loss per Class Y share—basic and diluted	$(0.40)	$(0.55)
Net loss per Class Z share—basic and diluted	$(0.40)	$(0.55)
Weighted average Class P shares outstanding—basic and diluted	11,331,153	11,137,137
Weighted average Class A shares outstanding—basic and diluted	3,389,986	3,351,907
Weighted average Class T shares outstanding—basic and diluted	5,386,419	5,302,182
Weighted average Class W shares outstanding—basic and diluted	707,444	690,352
Weighted average Class Y shares outstanding—basic and diluted	4,372,891	940,270
Weighted average Class Z shares outstanding—basic and diluted	366,596	86,161

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
Net loss	$(7,240,686)	$(8,982,952)
Other comprehensive income (loss):
Foreign currency translation adjustment	63,949	(1,550,882)
Foreign currency hedge contract	(155,256)	(21,170)
Interest rate hedge contract	(1,245,793)	777,342
Other comprehensive loss	(1,337,100)	(794,710)
Comprehensive loss	(8,577,786)	(9,777,662)
Comprehensive loss attributable to noncontrolling interests:
Comprehensive loss attributable to the noncontrolling interests in our Operating Partnership	185,806	246,246
Comprehensive loss attributable to Strategic Storage Trust VI, Inc. stockholders	$(8,391,980)	$(9,531,416)

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

Strategic Storage Trust VI, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND TEMPORARY EQUITY (CONTINUED)

(UNAUDITED)

	Common Stock																	Noncontrolling Interest
	Class P		Class A		Class T		Class W		Class Y		Class Z							in our Operating Partnership
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Strategic Storage Trust VI, Inc. Equity	Noncontrolling Interests	Series C Subordinated Units	Total Equity	Redeemable Common Stock	Preferred Stock
Balance as of December 31, 2024	11,280,098	$11,280	3,383,583	$3,384	5,373,889	$5,374	704,761	$705	4,049,909	$4,050	346,393	$346	$207,773,199	$(32,142,866)	$(111,392,263)	$(4,432,786)	$59,830,423	$225,081	$4,417,414	$64,472,918	$10,279,772	$148,599,723
Gross proceeds from issuance of common stock	64,865	65	—	—	—	—	—	—	627,757	628	41,250	41	7,244,336	—	—	—	7,245,070	—	—	7,245,070	—	—
Offering costs	—	—	—	—	—	—	—	—	—	—	—	—	(867,972)	—	—	—	(867,972)	—	—	(867,972)	—	—
Changes to redeemable common stock	—	—	—	—	—	—	—	—	—	—	—	—	(1,600,498)	—	—	—	(1,600,498)	—	—	(1,600,498)	1,600,498	—
Redemption of common stock	(34,616)	(35)	(7,883)	(8)	(5,355)	(5)	—	—	—	—	—	—	—	—	—	—	(48)	—	—	(48)	(174,331)	—
Distributions ($0.15 per share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,686,874)	—	—	(3,686,874)	—	—	(3,686,874)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(84,008)	—	(84,008)	—	—
Distributions to preferred shareholders	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,088,356)
Issuance of shares for distribution reinvestment plan (DRP)	70,472	71	21,553	21	29,791	29	4,969	5	31,952	32	1,315	2	1,600,338	—	—	—	1,600,498	—	—	1,600,498	—	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	10,977	—	—	—	10,977	—	—	10,977	—	—
Issuance of Series C Subordinated Units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	294,276	294,276	—	—
Net loss attributable to Strategic Storage Trust VI, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,176,307)	—	(10,176,307)	—	—	(10,176,307)	—	3,088,356
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(152,735)	—	(152,735)	—	—
Interest rate hedge contracts	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,215,280)	(1,215,280)	(30,513)	—	(1,245,793)	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	62,709	62,709	1,240	—	63,949	—	—
Foreign currency hedge contract	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(151,458)	(151,458)	(3,798)	—	(155,256)	—	—
Balance as of March 31, 2025	11,380,819	$11,381	3,397,253	$3,397	5,398,325	$5,398	709,730	$710	4,709,618	$4,710	388,958	$389	$214,160,380	$(35,829,740)	$(121,568,570)	$(5,736,815)	$51,051,240	$(44,733)	$4,711,690	$55,718,197	$11,705,939	$148,599,723

STrategic Storage Trust VI, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(7,240,686)	$(8,982,952)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	3,118,402	4,214,830
Amortization of debt issuance costs	367,285	276,258
Stock based compensation expense related to issuance of restricted stock	10,977	8,070
Equity in loss of unconsolidated joint venture	222,528	—
Unrealized derivative gain	158,595	87,000
Derivative fair value adjustment	410,657	(951,943)
Unrealized foreign currency adjustment	195,936	2,206,103
Changes in operating assets and liabilities:
Other assets, net	(316,417)	(66,166)
Purchase of interest rate derivative	—	(711,000)
Settlement of interest rate derivative	(2,030,731)	—
Accounts payable and accrued liabilities	831,030	(213,380)
Due to affiliates	2,978,762	3,347,491
Net cash used in operating activities	(1,293,662)	(785,689)
Cash flows from investing activities:
Additions to real estate facilities	(3,024,103)	(2,253,847)
Investments in unconsolidated real estate ventures	(986,166)	(6,449,918)
Net cash used in investing activities	(4,010,269)	(8,703,765)
Cash flows from financing activities:
Proceeds from issuance of secured debt	170,533,452	—
Repayment of secured debt	(164,535,746)	—
Scheduled principal payments of secured debt	(655,276)	(385,375)
Debt issuance costs	(1,765,499)	—
Gross proceeds from issuance of common stock	7,245,023	10,586,181
Offering costs	(805,069)	(1,035,663)
Proceeds from issuance of Series C Units	294,276	359,926
Redemption of common stock	(442,933)	(118,560)
Distributions paid to common stockholders	(2,047,641)	(1,801,202)
Distributions paid to noncontrolling interest in our Operating Partnership	(83,930)	(84,870)
Distributions paid to preferred stockholders	(3,148,361)	(3,131,250)
Net cash provided by financing activities	4,588,296	4,389,187
Impact of foreign exchange rate changes on cash and restricted cash	6,710	(483,052)
Net change in cash, cash equivalents and restricted cash	(708,925)	(5,583,319)
Cash, cash equivalents and restricted cash, beginning of period	17,565,564	25,708,071
Cash, cash equivalents and restricted cash, end of period	$16,856,639	$20,124,752

STrategic Storage Trust VI, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

Supplemental disclosures and non-cash transactions:
Cash paid for interest, net of amounts capitalized	$3,336,189	$4,220,435
Offering costs included in accounts payable and accrued liabilities	$62,904	$222,836
Interest rate swap contract in other assets	$790,781	$663,978
Interest rate swap contracts in accounts payable and accrued liabilities	$592,916	$147,121
Foreign currency hedge contract in other assets	$155,256	$—
Foreign currency translation adjustment	$63,949	$1,550,882
Deposits applied to investments in unconsolidated real estate ventures	$—	$333,765
Issuance of shares pursuant to distribution reinvestment plan	$1,600,498	$1,303,340
Distributions payable to common and preferred stockholders	$4,360,414	$4,265,856
Distributions payable to noncontrolling interests in our Operating Partnership	$28,964	$28,885
Real estate and construction in process in accounts payable and accrued liabilities	$714,142	$384,198
Redemption of common stock in accounts payable and accrued liabilities	$174,377	$784,542
Purchase of interest rate derivative in accounts payable and accrued liabilities	$—	$415,000

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

In connection with the Public Offering, defined below, we filed articles of amendment to our Charter (the “Articles of Amendment”) and articles supplementary to our Charter (the “Articles Supplementary”). Following the filing of the Articles of Amendment and the Articles Supplementary, we authorized 30,000,000 shares of common stock designated as Class P shares, 300,000,000 shares of common stock designated as Class A shares, 300,000,000 shares of common stock designated as Class T shares, and 70,000,000 shares of common stock designated as Class W shares. Any common stock sold in the Private Offering were redesignated as Class P common stock upon the filing of the Articles of Amendment. On May 28, 2021, we filed a Registration Statement on Form S-11 (the “Registration Statement”), which was subsequently amended, with the Securities and Exchange Commission (“SEC”) to register a maximum of $1,000,000,000 in shares of Class A, Class T, and Class W common stock for sale to the public (the “Primary Offering”) and $95,000,000 in shares of Class A, Class T, and Class W common stock for sale pursuant to our distribution reinvestment plan. On March 17, 2022, the SEC declared our Registration Statement effective and the primary portion of our Private Offering was terminated.

On October 4, 2023, we filed a Post-Effective Amendment to our Registration Statement to register two new classes of common stock (Class Y shares and Class Z shares) with the SEC. On November 1, 2023, the Post-Effective Amendment to our Registration Statement became effective with the SEC. Also, on November 1, 2023, we filed articles supplementary to our Charter which reclassified 200,000,000 Class T shares as Class Y shares and 70,000,000 Class A shares as Class Z shares. Effective November 1, 2023, we began offering Class Y shares and Class Z shares in our Primary Offering for $9.30 per share and Class A shares, Class T shares, Class W shares, Class Y shares and Class Z shares pursuant to our distribution reinvestment plan for $9.30 per share (collectively, the “Public Offering”). We also continue to offer Class P shares pursuant to our distribution reinvestment plan in our Private Offering.

Our board of directors has approved extensions of our Public Offering pursuant to applicable SEC rules allowing us to continue to sell Class Y shares and Class Z shares in our Public Offering until September 12, 2025. We also reserve the right to terminate our Public Offering at any time.

Pursuant to a Sponsor Funding Agreement (as defined in Note 2 - Summary of Significant Accounting Policies), our Sponsor has agreed to fund the payment of (i) the upfront 3% sales commission for the sale of Class Y shares, (ii) the upfront

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

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

Prior to the termination of the primary portion of our Private Offering, approximately 10.6 million shares of Class P common stock were sold for gross offering proceeds of approximately $100.7 million. As of March 31, 2025, approximately 2.9 million Class A shares, approximately 4.8 million Class T shares, approximately 0.7 million Class W shares, approximately 4.6 million Class Y shares and approximately 0.4 million Class Z shares had been sold in the Primary Offering for gross offering proceeds of approximately $30.3 million, approximately $48.1 million, approximately $6.3 million, approximately $44.2 million and approximately $3.7 million, respectively. Through our distribution reinvestment plan, we have issued approximately 0.9 million Class P shares, approximately 0.2 million Class A shares, approximately 0.3 million Class T shares, approximately 41,000 Class W shares, approximately 0.1 million Class Y shares and approximately 4,600 Class Z shares for gross proceeds of approximately $14.6 million.

We have invested the net proceeds from our Private Offering and Public Offering primarily in self storage facilities consisting of both income-producing and growth properties located in the United States and Canada. As of March 31, 2025, we owned 24 operating self storage properties located in seven states (Arizona, Delaware, Florida, Nevada, Oregon, Pennsylvania and Washington) and three Canadian provinces (Alberta, British Columbia and Ontario) and two development properties in Florida and Ontario. For more information, see Note 3 - Real Estate Facilities.

As of March 31, 2025, we owned 50% equity interests in five unconsolidated real estate ventures in two Canadian provinces (Ontario and Quebec). Our unconsolidated real estate ventures consist of one operating self storage property and four parcels of land that are being developed into self storage facilities, with subsidiaries of SmartCentres Real Estate Investment Trust (“SmartCentres”) owning the other 50% of such entities. For more information, see Note 4 - Investment in Unconsolidated Real Estate Ventures.

Our Operating Partnership was formed on October 15, 2020. On January 15, 2021, SmartStop Storage Advisors, LLC (“SSA”), an affiliate of our Advisor, purchased a limited partnership interest in our Operating Partnership for $1,000 and we

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

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

On March 10, 2021, SmartStop OP, L.P. (“SmartStop OP”), an affiliate of our Sponsor and the operating partnership of SmartStop, contributed $5.0 million to our Operating Partnership, in exchange for 549,451 units of limited partnership interest in our Operating Partnership (the “OP Investment”). The OP Investment was made net of sales commissions and dealer manager fees, but without giving effect to the early investor discounts available to purchasers of shares in the Private Offering. At the effective time of the OP Investment, SmartStop OP was admitted as a limited partner to our Operating Partnership. As of March 31, 2025, we owned approximately 98% of the common units of limited partnership interest of our Operating Partnership. The remaining approximately 2% of the common units are owned by SmartStop OP.

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

MARCH 31, 2025

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

As of March 31, 2025, we had not entered into any other contracts/interests that would be deemed to be variable interests in VIEs other than our joint ventures with SmartCentres, which are accounted for under the equity method of accounting. Please see Note 4 - Investments in Unconsolidated Real Estate Ventures. Other than the entities noted above, we do not currently have any material relationships with unconsolidated entities or financial partnerships.

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

MARCH 31, 2025

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

The value of the tangible assets, consisting of land and buildings, is determined as if vacant. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. There were no property acquisitions during the three months ended March 31, 2025 and 2024, and no intangible assets were recorded. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent.

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

Acquisitions that do not meet the definition of a business, as defined under current GAAP, are accounted for as asset acquisitions. During the three months ended March 31, 2025 and 2024 there were no property acquisitions.

During the three months ended March 31, 2025 and 2024, we expensed approximately $0.1 million and $0.2 million, respectively, of acquisition-related transaction costs that did not meet our capitalization policy.

Evaluation of Possible Impairment of Long-Lived Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets, including those held through joint ventures, may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. For the three months ended March 31, 2025 and 2024, no impairment losses were recognized.

Advertising Costs

Advertising costs are included in property operating expenses and general and administrative expenses, depending on the nature of the expense, in the accompanying consolidated statements of operations. These costs are expensed in the period in which the cost is incurred. The Company incurred advertising costs of approximately $0.8 million and $0.6 million for the three months ended March 31, 2025 and 2024, respectively.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

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

Balance at December 31, 2024	$3,777,104
Total consideration received	218,399
Reduction of Property operating expense - affiliates	(240,417)
Balance at March 31, 2025	$3,755,086

Allowance for Doubtful Accounts

Tenant accounts receivable is reported net of an allowance for doubtful accounts. Management records a general reserve estimate based upon a review of the current status of tenant accounts receivable. It is reasonably possible that management’s estimate of the allowance will change in the future. As of March 31, 2025 and December 31, 2024, approximately $40,000 and $55,000, respectively, were recorded to allowance for doubtful accounts, and are included within other assets in the accompanying consolidated balance sheets.

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

MARCH 31, 2025

(Unaudited)

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

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place leases. We are amortizing in-place leases on a straight-line basis over 18 months, the estimated average rental period for the leases. At both March 31, 2025 and December 31, 2024, the gross amounts allocated to in-place lease intangibles were approximately $9.5 million and accumulated amortization of in-place lease intangibles totaled approximately $9.5 million.

Debt Issuance Costs

The net carrying value of costs incurred in connection with obtaining non revolving debt are presented on the consolidated balance sheets as a reduction of the related debt. Debt issuance costs are amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of March 31, 2025 and December 31, 2024, accumulated amortization of debt issuance costs related to non revolving debt totaled approximately $0.2 million and $1.1 million, respectively. For the three months ended March 31, 2025 and 2024, we expensed approximately $0.5 million and $0.3 million, respectively, in debt issuance cost.

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

MARCH 31, 2025

(Unaudited)

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

MARCH 31, 2025

(Unaudited)

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

In addition, current accounting guidance requires, among other things, that financial instruments that represent a mandatory obligation of us to repurchase shares be classified as liabilities and reported at settlement value. For the three months ended March 31, 2025, we received redemption requests totaling approximately $0.2 million. The redemption requests were included in accounts payable and accrued liabilities as of March 31, 2025 and fulfilled in April 2025. For the three months ended March 31, 2024, we received redemption requests totaling approximately $0.8 million. The redemption requests were included in accounts payable and accrued liabilities as of March 31, 2024 and fulfilled in April 2024.

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

MARCH 31, 2025

(Unaudited)

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

The table below summarizes our fixed rate notes payable at March 31, 2025, we had no fixed rate notes payable outstanding at December 31, 2024. The estimated fair value of financial instruments is subjective in nature and are dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of our fixed and variable rate notes payable were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. These assumptions are considered level 2 inputs within the fair value hierarchy. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. As of March 31, 2025 and December 31, 2024, we believe the fair value of our variable rate debt are reasonably estimated at their notional amounts as there have been minimal changes to the fixed spread portion of interest rates for similar loans observed in the market, and as the variable portion of our interest rates fluctuate with the associated market indices.

	March 31, 2025		December 31, 2024
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Secured Debt	$124,520,200	$124,520,200	$-	$-

During the three months ended March 31, 2025 and 2024, we held interest rate cash flow hedges and foreign currency net investment hedges to hedge our interest rate and foreign currency exposure (See Notes 5 – Debt and 6 – Derivative Instruments). The valuation of these instruments were determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. The analyses reflect the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including interest rate curves, foreign exchange rates and implied volatilities as applicable. The fair value of the interest rate swaps and cap agreements were determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash payments. Our fair values of our net investment hedges are based primarily on the change in the spot rate at the end of the period as compared with the strike price at inception.

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

Although we had determined that the majority of the inputs used to value our hedges were within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our hedges utilized Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, through March 31, 2025, we had assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our hedge

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

positions and determined that the credit valuation adjustment was not significant to the overall valuation of our hedge. As a result, we determined that our hedge valuation in its entirety was classified in Level 2 of the fair value hierarchy.

The table below presents the Company's assets and liabilities measured at fair value on a recurring basis as of March 31, 2025, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets - interest rate hedges	$—	$1,582,548	$—
Accounts payable and accrued liabilities - interest rate hedges	$—	$826,008	$—
Other assets - foreign currency hedge	$—	$3,938,663	$—

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

MARCH 31, 2025

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

As of both March 31, 2025, and December 31, 2024, the Company had no recorded income tax expense/(benefit). The Company recorded a full valuation allowance against its deferred tax assets of approximately $8.1 million and $6.7 million for the quarter ended March 31, 2025 and December 31, 2024, respectively.

	March 31, 2025	December 31, 2024
Deferred tax asset:
Canadian real estate and non-capital losses	$11,158,496	$9,533,254
Total deferred tax asset	11,158,496	9,533,254
Deferred tax liabilities:
Canadian real estate	(3,039,417)	(2,822,096)
Total deferred tax liabilities	(3,039,417)	(2,822,096)

Valuation allowance	(8,119,079)	(6,711,158)

Net deferred tax liabilities	$—	$—

Uncertain tax positions may arise where tax laws may allow for alternative interpretations or where the timing of recognition of income is subject to judgment. Under ASC Topic 740, tax positions are evaluated for recognition using a more–likely–than–not threshold, and those tax positions requiring recognition are measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of March 31, 2025 and December 31, 2024, the Company had no uncertain tax positions. As of March 31, 2025 and December 31, 2024, the Company had no interest or penalties related to uncertain tax positions. Income taxes payable are classified within accounts payable and accrued liabilities in the consolidated balance sheets. The tax year 2021, 2022 and 2023 remains open to examination by the major taxing jurisdictions to which we are subject.

Concentration

No single self storage customer represents a significant concentration of our revenues. For the three months ended March 31, 2025, approximately 48%, 15%, and 12% of our rental income was concentrated in the Greater Toronto Area of Canada, Arizona and Florida, respectively. Our properties within the aforementioned geographic areas are dispersed therein, operating in multiple different regions and sub-markets.

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

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

	For the three months ended March 31,
	2025	2024
	Equivalent Shares (if converted)	Equivalent Shares (if converted)
Series B Convertible Preferred Stock	13,636,364	13,636,364
Unvested restricted stock awards	11,250	9,375
	13,647,614	13,645,739

Recently Issued Accounting Guidance

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740).” The guidance in ASU 2023-09 was issued to provide investors with information to better assess how an entity’s operations and related tax risks, tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The amendment became effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact upon adoption of the new standard on its consolidated financial statements and related disclosures.

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

Note 3. Real Estate Facilities

The following summarizes the activity in real estate facilities during the three months ended March 31, 2025:

Real estate facilities
Balance at December 31, 2024	498,291,980
Improvements and additions	137,225
Impact of foreign exchange rate changes	363,366
Balance at March 31, 2025	$498,792,571
Accumulated depreciation
Balance at December 31, 2024	(27,645,170)
Depreciation expense	(3,142,823)
Impact of foreign exchange rate changes	38,195
Balance at March 31, 2025	$(30,749,798)

There were no acquisitions during the three months ended March 31, 2025.

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

For the three months ended March 31, 2025 and 2024, we recorded net aggregate loss of approximately $0.2 million and none, respectively, from our equity in loss related to our unconsolidated real estate venture.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

The Company's investments in unconsolidated real estate ventures are summarized as follows:

					Carrying Value of Investment
	Location	Date Real Estate Venture Acquired Land	Date Real Estate Venture Became Operational	Equity Ownership %	March 31, 2025	December 31, 2024
Toronto (1)	Toronto, Ontario	April 2021	Under development	50%	$3,779,944	$3,708,283
Toronto II (1)	Toronto, Ontario	December 2021	Under development(2)	50%	5,506,674	5,413,629
Dorval (1)	Dorval, Quebec	February 2023	Under development	50%	2,807,964	2,569,669
Hamilton (1)	Hamilton, Ontario	November 2023	October 2024	50%	2,447,960	2,459,972
Montreal	Montreal, Quebec	January 2024	Under development	50%	4,452,524	4,055,582
					$18,995,066	$18,207,135
(1)
As of March 31, 2025, these four JV Properties were encumbered by first mortgages pursuant to the SmartCentres Financing (defined below).
(2)
On April 16, 2025, we commenced operations on the Toronto II JV Property.

SmartCentres Financing

On August 30, 2024, we and SmartCentres, through the Toronto, Toronto II, Dorval and Hamilton joint venture partnerships (the "JV Properties”), entered into a master mortgage commitment agreement (the “MMCA”) with SmartCentres Storage Finance LP (the “SmartCentres Lender”) (collectively, the “SmartCentres Financing”). The SmartCentres Lender is an affiliate of SmartCentres. The initial maximum amount available under the loan is CAD $95.5 million and contains an accordion feature such that borrowings may be increased to CAD $120.0 million, subject to certain conditions set forth in the MMCA. The proceeds of the SmartCentres Financing will be used to finance the development and construction of self storage facilities on the JV Properties. On September 3, 2024, the JV Properties drew approximately CAD $46.3 million on the SmartCentres Financing and distributed approximately CAD $21.8 million to each partner. As of March 31, 2025, approximately CAD $73.3 million was outstanding on the SmartCentres Financing.

The SmartCentres Financing is secured by first mortgages on each of the JV Properties. Interest on the SmartCentres Financing is a variable annual rate equal to the aggregate of: (i) the Adjusted Daily Compounded Canadian Overnight Repo Rate Average ("CORRA"), plus: (ii) an adjusted Daily Compounded CORRA adjustment of approximately 0.30%, plus (iii) a margin based on the External Credit Rating, plus (iv) a margin under the Senior Credit Facility, each as defined and described further in the MMCA. As of March 31, 2025, the total interest rate was approximately 5.97%.

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

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

Note 5. Debt

The Company’s secured debt is summarized as follows:

Debt	March 31, 2025	December 31, 2024	Interest Rate	Maturity Date
Huntington Credit Facility(1)	$87,076,757	$107,574,000	6.93%	11/30/2027
National Bank of Canada - Burlington Loan(2)	—	10,445,935	N/A	N/A
National Bank of Canada - Cambridge Loan(3)	—	9,663,950	N/A	N/A
National Bank of Canada - North York Loan(4)	—	16,754,775	N/A	N/A
Bank of Montreal Loan (5)	—	15,044,513	N/A	N/A
First National Loan(6)	—	6,125,639	N/A	N/A
National Bank of Canada - Ontario Loan(7)	—	86,428,202	N/A	N/A
National Bank of Canada - Four Property Loan(8)	44,517,747	—	5.32%	1/8/2028
Skymar - Vancouver	13,000,000	—	7.55%	4/1/2030
Meridian Loan(9)	1,452,160	—	6.70%	3/5/2028
QuadReal - Seven Property Loan(10)	102,400,200	—	5.59%	4/1/2030
Skymar - Bradenton	9,120,000	—	7.50%	4/1/2030
SmartStop Bridge Loan	23,000,000	23,000,000	8.41%	12/31/2025
Debt issuance costs, net	(2,414,422)	(980,658)
Total Debt	$278,152,442	$274,056,356

(1)
As of March 31, 2025, this variable rate loan encumbers 11 properties (Phoenix I, Las Vegas, Phoenix II, Surprise, Apopka, Portland, Newark, Levittown, Chandler, St. Johns and Oxford). We entered into an interest rate swap agreement that fixes SOFR at 2.89% until the maturity of the loan.
(2)
On January 8, 2025, the National Bank of Canada - Burlington Loan was repaid and terminated in accordance with the loan agreement without fees or penalties. The amount shown above is in USD based on the foreign exchange rate in effect as of December 31, 2024.
(3)
On January 8, 2025, the National Bank of Canada - Cambridge Loan was repaid and terminated in accordance with the loan agreement without fees or penalties. The amount shown above is in USD based on the foreign exchange rate in effect as of December 31, 2024.
(4)
On January 8, 2025, the National Bank of Canada - North York Loan was repaid and terminated in accordance with the loan agreement without fees or penalties. The amount shown above is in USD based on the foreign exchange rate in effect as of December 31, 2024.
(5)
On March 7, 2025, the Bank of Montreal Loan was repaid and terminated in accordance with the loan agreement without fees or penalties. The amount shown above is in USD based on the foreign exchange rate in effect as of December 31, 2024.
(6)
On January 8, 2025, the First National Loan was repaid and terminated in accordance with the loan agreement without fees or penalties. The amount shown above is in USD based on the foreign exchange rate in effect as of December 31, 2024.
(7)
On March 7, 2025, the National Bank of Canada - Ontario Loan was repaid and terminated in accordance with the loan agreement without fees or penalties. The amount shown above is in USD based on the foreign exchange rate in effect as of December 31, 2024.
(8)
This variable rate loan encumbers four properties (Burlington, Cambridge, North York and Edmonton) and the amount shown above is in USD based on the foreign exchange rate in effect as of March 31, 2025. We entered into an interest rate swap agreement that fixes CORRA at 5.58% until the maturity of the loan.
(9)
This variable rate loan encumbers our Etobicoke, ONT development property and the amount shown above is in USD based on the foreign exchange rate in effect as of March 31, 2025.
(10)
This fixed rate loan encumbers seven properties (Mississauga, Mississauga II, Burlington II, Hamilton, Vancouver, Woodbridge and Toronto) and the amount shown above is in USD based on the foreign exchange rate in effect as of March 31, 2025.

The weighted average interest rate on our consolidated debt, excluding the impact of our interest rate hedging activities, as of March 31, 2025 was approximately 6.35%.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

On April 13, 2023, we entered into an amendment and joinder to the Huntington Credit Facility to: (i) increase the borrowing capacity up to approximately $107.6 million; (ii) extend the maturity date by one-year until November 30, 2025; (iii) add two additional special purpose entities as borrowers under the Huntington Credit Facility (the “Additional Borrowers”); and (iv) modify certain other covenants. In connection with such amendment and joinder, we, through the Additional Borrowers, added the St. Johns and Oxford properties owned by the Additional Borrowers to the Huntington Credit Facility and drew approximately $12.5 million.

On April 13, 2023, in conjunction with the amendment to the Huntington Credit Facility, we entered into two interest rate swap agreements with a notional amount of $38.0 million and $22.0 million, respectively, whereby Secured Overnight Financing Rate (“SOFR”) was fixed at 4.01% through the maturity of the Huntington Credit Facility. On April 13, 2023, we entered into an interest rate cap agreement with a notional amount of $47.6 million, whereby SOFR was capped at 2.6% through the maturity of the Huntington Credit Facility. On September 28, 2023, we terminated the interest rate cap agreement entered on April 13, 2023 and entered into a new interest rate cap agreement with a notional amount of $47.6 million, whereby SOFR is capped at 1.1% through the maturity of the Huntington Credit Facility. On March 28, 2024, we terminated the SOFR Huntington Credit Facility swap entered on April 13, 2023 and entered into two new interest rate swap agreements with the same notional amount of $38.0 million and $22.0 million, respectively, whereby SOFR is swapped at 2.92% through the maturity of the Huntington Credit Facility. On September 25, 2024, we terminated the SOFR Huntington Credit Facility swaps entered on March 28, 2024 and entered into two new interest rate swap agreements with the same notional amounts of $38.0 million and $22.0 million, respectively, whereby SOFR is swapped at 0.50% through the maturity of the Huntington Credit Facility.

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

MARCH 31, 2025

(Unaudited)

entered into a new interest rate swap agreement with a notional amount of approximately $107.6 million, whereby the SOFR is swapped at 2.89% through November 30, 2027, which fixes the all-in interest rate under the Huntington Credit Facility at 5.50%.

On March 4, 2025, in connection with entering into the Skymar — Vancouver Loan, we paid down the Huntington Credit Facility by approximately $13.0 million and released the Vancouver, WA property in accordance with the release provisions of the loan agreement.

On March 18, 2025, in connection with entering into the Skymar — Bradenton Loan, we paid down the Huntington Credit Facility by approximately $9.1 million and released the Bradenton property in accordance with the release provisions of the loan agreement.

The Huntington Credit Facility is a term loan that has a maturity date of November 30, 2027. Payments due under the Huntington Credit Facility are interest-only during the initial term of the loan. In connection with the release of the Vancouver, WA and Bradenton properties, we amended the SOFR interest rate swap agreement entered on November 15, 2024 to change the notional amount to approximately $87.1 million.

The amounts outstanding under the Huntington Credit Facility bear interest at a variable rate equal to the one month Term SOFR plus 2.61%, adjusted monthly, with a floor of 3.25%. As of March 31, 2025, the interest rate excluding the impact of our interest rate hedging activities on the Huntington Credit Facility was 6.93%. The loan may be prepaid in whole or in part, without penalty or premium, at any time, subject to certain conditions as set forth in the Credit Agreement.

The Credit Agreement contains certain customary representations and warranties, affirmative, negative and financial covenants, borrowing conditions, and events of default. We serve as a limited recourse guarantor with respect to the Huntington Credit Facility. In particular, the financial covenants include a minimum debt service coverage ratio and minimum net worth and liquid assets requirements applicable to us and our Operating Partnership as guarantors. As of March 31, 2025, we were in compliance with all such covenants.

Skymar - Las Vegas Loan

On July 8, 2021, we, through a wholly-owned special purposes entity, entered into a $4.8 million financing with Skymar Capital Corporation (“Skymar”) as lender pursuant to a mortgage loan (the “Skymar - Las Vegas Loan”). The Skymar - Las Vegas Loan is secured by a first mortgage deed of trust on the Las Vegas property. The loan had a maturity date of August 1, 2024. Monthly payments due under the loan agreement (the “Skymar - Las Vegas Loan Agreement”) were interest-only for the first two years, with principal and interest payments thereafter.

The amount outstanding under the Skymar - Las Vegas Loan bore interest at an annual fixed rate equal to 4.125%. The loan may be prepaid in whole, but not in part, at any time, subject to certain conditions as set forth in the Skymar - Las Vegas Loan Agreement. The loan documents contain: agreements; representations; warranties and borrowing conditions; reserve requirements and events of default all as set forth in such loan documents. In addition, and pursuant to the terms of the limited recourse guaranty, we served as a non-recourse guarantor with respect to the Skymar - Las Vegas Loan.

On August 1, 2024, the Skymar - Las Vegas Loan was repaid and terminated in accordance with the loan agreement without fees or penalties.

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

MARCH 31, 2025

(Unaudited)

Pursuant to the SmartStop Bridge Loan Agreement, the amounts outstanding under the SmartStop Bridge Loan bear a floating rate equal to SOFR plus 3.00%. On December 8, 2023, we exercised the option to extend the maturity date for an additional year, through December 31, 2024. On January 1, 2024, the interest rate increased to SOFR plus 4.00%.

On June 28, 2024, we amended the SmartStop Bridge Loan (the "SmartStop Bridge Loan Amendment") to (i) increase the maximum borrowing capacity of the loan from $15.0 million to $25.0 million; and (ii) extend the maturity date by one-year until December 31, 2025. On July 29, 2024, we drew $8.0 million pursuant to the SmartStop Bridge Loan. As of March 31, 2025, we had $2.0 million of available capacity on the SmartStop Bridge Loan.

As of March 31, 2025, the interest rate on the SmartStop Bridge Loan was 8.41%. Payments under the SmartStop Bridge Loan are interest-only and payable monthly. The SmartStop Bridge Loan may be prepaid either in whole or in part, at any time, without penalty or premium.

The SmartStop Bridge Loan contains customary affirmative and negative covenants, agreements, representations, warranties and borrowing conditions, and events of default.

National Bank of Canada - Burlington Loan

On September 20, 2022, in connection with the acquisition of the property in Burlington, Ontario (the “Burlington Property”), we, through a special purpose entity formed to acquire and hold the Burlington Property, entered into a term loan with National Bank of Canada (the “National Bank of Canada - Burlington Loan”) for CAD $16.5 million, which was secured by a deed of trust on the Burlington Property. Under the terms of the loan agreement (the “National Bank of Canada Burlington Loan Agreement”) the interest rate was equal to the one month Canadian Dollar Offered Rate (“CDOR”), plus 2.25%. In addition, we entered into an interest rate swap agreement with a notional amount of CAD $16.5 million, whereby the CDOR was fixed at 4.02% through the maturity of the loan. The National Bank of Canada - Burlington Loan had a maturity date of September 20, 2025, and monthly payments were principal and interest, calculated using 25 year amortization. In addition, we served as a full recourse guarantor with respect to the National Bank of Canada - Burlington Loan.

On May 22, 2024, we amended the National Bank of Canada - Burlington Loan to reflect a transition from CDOR to CORRA. On June 27, 2024, the loan and the interest rate swap converted to CORRA. Borrowings under the National Bank of Canada - Burlington Loan were subject to interest at the CORRA rate, plus a CORRA adjustment of approximately 0.30%, plus a spread of 2.25%.

On January 8, 2025, in connection with entering into the National Bank of Canada — Four Property Loan, the National Bank of Canada — Burlington Loan was repaid in full and terminated without fees or penalties. On January 8, 2025, we settled the CORRA interest rate swap agreement.

National Bank of Canada - Cambridge Loan

On December 20, 2022, in connection with the acquisition of the property in Cambridge, Ontario (the “Cambridge Property”), we, through a special purpose entity formed to acquire and hold the Cambridge Property, entered into a term loan with National Bank of Canada (the “National Bank of Canada - Cambridge Loan”) for CAD $15.5 million, which was secured by a deed of trust on the Cambridge Property. Under the terms of the loan agreement (the “National Bank of Canada Cambridge Loan Agreement”) the interest rate was equal to the one month CDOR, plus 2.25%. In addition, we entered into an interest rate swap agreement with a notional amount of CAD $15.5 million, whereby the CDOR was fixed at 3.83% through the maturity of the loan. The National Bank of Canada - Cambridge Loan had a maturity date of December 20, 2025, and monthly payments were interest-only for the first four quarters, payable monthly and payments of principal and interest, calculated using 25 year amortization, were due monthly after. In addition, we served as a full recourse guarantor with respect to the National Bank of Canada - Cambridge Loan.

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

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

On January 8, 2025, in connection with entering into the National Bank of Canada — Four Property Loan, the National Bank of Canada — Cambridge Loan was repaid in full and terminated without fees or penalties. On January 8, 2025, we settled the CORRA interest rate swap agreement.

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

On January 8, 2025, in connection with entering into the National Bank of Canada — Four Property Loan, the National Bank of Canada — North York Loan was repaid in full and terminated without fees or penalties. On January 8, 2025, we settled the CORRA interest rate swap agreement.

Bank of Montreal Loan

On May 4, 2023, in connection with the acquisition of the Vancouver, BC Property, we, through a special purpose entity formed to acquire and hold the Vancouver, BC Property, entered into a term loan with Bank of Montreal (the “Bank of Montreal Loan”) for approximately CAD $21.6 million, which was secured by a deed of trust on the Vancouver, BC Property. Under the terms of the loan agreement (the “Bank of Montreal Loan Agreement”) the interest rate was equal to the one-month CDOR, plus 2.50%. In addition, we entered into an interest rate swap agreement with a notional amount of approximately CAD $21.6 million, whereby the CDOR was fixed at 4.47% through the maturity of the loan. The Bank of Montreal Loan also had an initial term of two years, maturing on May 4, 2025 with a one year extension option. The Bank of Montreal Loan was interest-only over the initial term of the loan.

On May 24, 2024, we amended the Bank of Montreal Loan to reflect a transition from CDOR to CORRA. On July 4, 2024, the loan and the interest rate swap converted to CORRA. Borrowings under the Bank of Montreal Loan were subject to interest at the CORRA rate, plus a CORRA adjustment of approximately 0.30%, plus a spread of 2.50%.

On March 7, 2025, in connection with entering into the QualReal — Seven Property Loan, the Bank of Montreal Loan was repaid in full and terminated without fees or penalties. On March 10, 2025, we settled the CORRA interest rate swap agreement.

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

MARCH 31, 2025

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

On March 7, 2025, in connection with entering into the QuadReal — Seven Property Loan, the National Bank of Canada — Ontario Loan was repaid in full and terminated without fees or penalties. On March 7, 2025, we settled the CORRA interest rate swap agreement.

National Bank of Canada — Four Property Loan

On January 8, 2025, we, thorough certain wholly-owned subsidiaries of our operating partnership, entered into a CAD $64.0 million financing with National Bank of Canada (the “National Bank of Canada — Four Property Loan”). The National Bank of Canada — Four Property Loan is secured by first mortgages on each of our three properties in the Greater Toronto Area of Ontario, Canada and our property in Edmonton, Alberta, Canada. The proceeds of the National Bank of Canada — Four Property Loan were primarily used to repay the National Bank of Canada - Burlington Loan, National Bank of Canada - Cambridge Loan, First National Loan and National Bank of Canada – North York Loan.

Pursuant to the loan agreement for the National Bank of Canada — Four Property Loan (the “Four Property Loan Agreement”), amounts outstanding under the National Bank of Canada — Four Property Loan bear an interest rate equal to CORRA, plus a CORRA adjustment of approximately 0.30%, plus 2.25%. In addition, we entered into an interest rate swap agreement with a notional amount of CAD $64.0 million, whereby CORRA is fixed at approximately 3.03% that fixes the all in interest rate at 5.58% through the maturity of the National Bank of Canada — Four Property Loan. The National Bank of Canada — Four Property Loan has an initial term of three years, maturing on January 8, 2028. Payments under the National Bank of Canada — Four Property Loan consist of both principal and interest, calculated using a 25-year amortization, and are payable monthly.

The Four Property Loan Agreement contains a modified debt service coverage ratio and customary affirmative, negative, and financial covenants, an interest reserve requirement, agreements, representations, warranties and borrowing conditions, and events of default, all as set forth in the Four Property Loan Agreement. We serve as a full recourse guarantor with respect to the National Bank of Canada — Four Property Loan. As of March 31, 2025, we were in compliance with all such covenants.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

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

Pursuant to the loan agreement for the Skymar - Vancouver Loan (the “Skymar Vancouver Loan Agreement”), amount outstanding under the Skymar - Vancouver Loan bears interest at an annual fixed rate equal to 7.55%. The Skymar — Vancouver Loan has a maturity date of April 1, 2030. Payments under the Skymar — Vancouver Loan are payable monthly and are interest-only until April 1, 2027 and are principal and interest thereafter. The Skymar — Vancouver Loan may be prepaid in whole, but not in part, at any time, subject to certain conditions as set forth in the Skymar Vancouver Loan Agreement. The loan documents contain agreements; representations; warranties and borrowing conditions; reserve requirements and events of default all as set forth in such loan documents. In addition, and pursuant to the terms of the limited recourse guaranty, we serve as a non-recourse guarantor with respect to the Skymar - Vancouver Loan.

Meridian Financing

On March 6, 2025, we, through an indirect, wholly-owned special purpose entity, entered into a credit agreement with Meridian Credit Union Limited (the “Meridian Credit Agreement”) with a maximum borrowing capacity of approximately CAD $16.0 million (the "Meridian Loan"). At close, we borrowed approximately CAD $2.1 million. The Meridian Loan is secured by a first mortgage on our development property in Etobicoke, Ontario Canada (the "Etobicoke Property"). The proceeds of the Meridian Loan will be used to fund development of a self storage facility on the Etobicoke Property. As of March 31, 2025 we had approximately CAD $2.1 million outstanding and approximately CAD $13.9 million of available capacity.

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

MARCH 31, 2025

(Unaudited)

Loan, payable monthly, with the full amount of the outstanding balance of the QuadReal - Seven Property Loan due on the maturity date.

The QuadReal - Seven Property Loan Agreement also contains customary affirmative, negative, and financial covenants, agreements, representations, warranties and borrowing conditions, and events of default, all as set forth in the QuadReal - Seven Property Loan Agreement. We serve as a non-recourse guarantor with respect to the QuadReal — Seven Property Loan. In addition, we provided the lenders with a debt service guarantee. However, the debt service guarantee may be terminated early based on achieving two consecutive fiscal quarters at a specific debt service ratio of not less than 1.1 to 1.0, as described in the QuadReal — Seven Property Loan Agreement. As of March 31, 2025, we were in compliance with all such covenants.

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

Pursuant to the loan agreement for the Skymar Bradenton Loan (the "Skymar Bradenton Loan Agreement"), amounts outstanding under the Skymar - Bradenton Loan bear interest at an annual fixed rate equal to 7.50%. The Skymar - Bradenton Loan has a maturity date of April 1, 2030. Payments under the Skymar - Bradenton Loan are payable monthly and are interest-only until April 1, 2027 and are principal and interest thereafter. The Skymar - Bradenton Loan may be prepaid in whole, but not in part, at any time, subject to certain conditions as set forth in the Skymar - Bradenton Loan Agreement. The loan documents contain agreements; representations; warranties and borrowing conditions; reserve requirements and events of default all as set forth in such loan documents. In addition, and pursuant to the terms of the limited recourse guaranty, we serve as a non-recourse guarantor with respect to the Skymar - Bradenton Loan.

The following table presents the future principal payment requirements on our outstanding secured debt as of March 31, 2025:

2025	$23,623,750
2026	884,980
2027	88,198,857
2028	43,823,410
2029	326,349
2030	123,709,519
Total payments	280,566,864
Debt issuance costs, net	(2,414,422)
Total	$278,152,442

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

MARCH 31, 2025

(Unaudited)

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

The change in the value of the portion of our settled and unsettled foreign currency hedge that is not designated for hedge accounting for GAAP is recorded in Foreign currency adjustment within our consolidated statements of operations and represented a gain of approximately $0.3 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively.

The following table summarizes the terms of our derivative financial instruments as of March 31, 2025:

	Notional Amount	Strike	Effective Date	Maturity Date
Interest Rate Derivatives:
CORRA Swap - Four Property Loan (1)	$63,907,187	3.03%	January 9, 2025	January 10, 2028
SOFR Swap - Huntington Credit Facility(2)	$87,076,757	2.89%	March 4, 2025	November 30, 2027
Foreign Currency Hedge:
CAD Put (3)	$200,000,000	1.40%	December 20, 2024	December 19, 2025

(1)
Notional amounts is denominated in CAD and have been designated as a cash flow hedge.
(2)
Notional amounts is denominated in USD and have been designated as a cash flow hedge.
(3)
Notional amount is denominated in CAD and was partially designated for hedge accounting.

The following table summarizes the terms of our derivative financial instruments as of December 31, 2024:

	Notional Amount	Strike	Effective Date	Maturity Date
Interest Rate Derivatives:
CORRA Swap - Burlington Loan (1)	$15,015,000	4.02%	September 27, 2022	September 20, 2025(5)
CORRA Swap - Cambridge Loan (1)	$13,891,404	3.53%	April 30, 2024	December 22, 2025(5)
CORRA Swap - North York Loan (1)	$24,083,333	3.79%	January 31, 2023	February 2, 2026(5)
SOFR Swap - Huntington Credit Facility(2)	$107,574,000	2.89%	November 15, 2024	November 30, 2027
CDOR Swap - Bank of Montreal Loan (1)	$21,625,000	4.47%	May 4, 2023	May 4, 2026(5)
CORRA Swap - Ontario Loan (3)	$124,232,000	4.73%	June 15, 2023	June 15, 2026(5)
Foreign Currency Hedge:
CAD Put (4)	$200,000,000	1.40%	December 20, 2024	December 19, 2025
(1)
Notional amounts are denominated in CAD and have been designated as a cash flow hedge.
(2)
Notional amount is denominated in USD and approximately $87.1 million was designated as a cash flow hedge.
(3)
Notional amount is denominated in CAD and we have elected not to apply hedge accounting.
(4)
Notional amount is denominated in CAD and was partially designated for hedge accounting.
(5)
These interest rate derivatives were terminated during the first quarter of 2025.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

The following table presents a gross presentation of the fair value of our derivatives financial instruments as well as their classification on our consolidated balance sheets as of March 31, 2025 and December 31, 2024:

	Asset/Liability Derivatives Fair Value
	March 31, 2025	December 31, 2024
Interest Rate Hedges:
Other assets	$1,582,548	$3,219,413
Accounts payable and accrued liabilities	$826,008	$2,448,275
Foreign Currency Hedges:
Other assets	$3,938,663	$4,409,134

The following table presents the effects of our derivative financial instruments on our consolidated statements of operations for the periods presented:

	Gain (loss) recognized in OCI for the three months ended March 31,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI for the three months ended March 31,		Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Type	2025	2024		2025	2024		2025	2024
Interest Rate Swaps	$(1,348,615)	$1,256,901	Interest Expense	$(2,474)	$(392,559)	Interest Expense	$(291,024)	$—
Interest Rate Caps	—	—	Interest Expense	(74,923)	(87,000)	Interest Expense	110,805	—
Foreign Currency Put	(155,256)	21,170	N/A	—	—	N/A	—	—
	$(1,503,871)	$1,278,071		$(77,397)	$(479,559)		$(180,219)	$—

Based upon the forward rates in effect as of March 31, 2025, we estimate that approximately $0.6 million related to our qualifying cash flow hedges will be reclassified to reduce interest expense during the next 12 months.

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

MARCH 31, 2025

(Unaudited)

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

MARCH 31, 2025

(Unaudited)

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

MARCH 31, 2025

(Unaudited)

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

As of March 31, 2025, there were 150,000 Preferred Shares outstanding with an aggregate liquidation preference of approximately $153.1 million, which consists of $150 million from the initial closing and approximately $3.1 million of accumulated and unpaid distributions.

Note 8. Segment Disclosures

Our business is composed of one reportable segment: self storage operations. Within our self storage operations segment, as of March 31, 2025 and December 31, 2024, approximately $278.9 million and $278.2 million, respectively, of our assets relate to our operations in Canada. For the three months ended March 31, 2025 and 2024 approximately $4.0 million and approximately $3.5 million, respectively, of our revenues in the self storage segment related to our operations in Canada.

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

The following tables summarize information for the reportable segments for the three months ended March 31, 2025 and 2024:

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues:
Self storage rental revenue	$7,303,641	$6,577,587
Ancillary operating revenue	45,717	39,324
Total revenues	7,349,358	6,616,911
Operating expenses:
Property operating expenses
Property taxes	934,540	899,421
Payroll	569,146	627,879
Advertising	243,730	260,526
Repairs & maintenance	312,190	236,149
Utilities	368,135	332,228
Property insurance	139,609	171,236
Administrative and professional	371,730	401,275
Total property operating expenses	2,939,080	2,928,714
Other operating expenses:
Property operating expenses – affiliates	1,240,267	1,280,595
General and administrative	1,703,808	1,554,738
Depreciation	3,118,402	3,175,232
Intangible amortization expense	—	1,039,598
Acquisition expenses	121,896	232,464
Total other operating expenses	6,184,373	7,282,627
Operating loss:	(1,774,095)	(3,594,430)
Other income (expense):
Interest expense	(4,107,295)	(4,710,295)
Interest expense – debt issuance costs	(488,397)	(276,258)
Derivative fair value adjustment	(531,449)	1,616,316
Other	79,014	187,818
Equity in loss of unconsolidated joint venture	(222,528)	—
Foreign currency adjustment	(195,936)	(2,206,103)
Net loss	$(7,240,686)	$(8,982,952)

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

MARCH 31, 2025

(Unaudited)

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

Our Advisory Agreement provides for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us. Beginning four fiscal quarters after commencement of the Public Offering, pursuant to our Advisory Agreement, our Advisor is required to pay or reimburse us the amount by which our aggregate annual operating expenses, as defined, exceed the greater of 2% of our average invested assets or 25% of our net income, as defined, unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For any fiscal quarter for which total operating expenses for the 12 months then ended exceed the limitation, we will disclose this fact in our next quarterly report or within 60 days of the end of that quarter and send a written disclosure of this fact to our stockholders. In each case the disclosure will include an explanation of the factors that the independent directors considered in arriving at the conclusion that the excess expenses were justified. As of March 31, 2025, our aggregate annual operating expenses, as defined, did not exceed the threshold described above.

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

MARCH 31, 2025

(Unaudited)

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

MARCH 31, 2025

(Unaudited)

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

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the year ended December 31, 2024 and the three months ended March 31, 2025, as well as any related amounts payable as of December 31, 2024 and March 31, 2025:

	Year Ended December 31, 2024			Three Months Ended March 31, 2025
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Operating expenses (including organizational costs)	$12,220,370	$7,066,191	$9,299,781	$2,585,735	$671,088	$11,214,428
Asset management fees	4,253,616	2,458,196	2,448,348	1,035,252	391,581	3,092,019
Property management fees	1,688,524	798,536	1,150,689	445,433	129,009	1,467,113
Acquisition expenses (1)	589,216	146,146	978,373	107,876	—	1,086,249
Capitalized
Acquisition related (2)	113,259	452,694	—	—	—	—
Total	$18,864,985	$10,921,763	$13,877,191	$4,174,296	$1,191,678	$16,859,809

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

In order to protect the interest of the Property Manager in receiving these revenues in light of the fact that we control the properties and, hence, the ability of the Property Manager to receive such revenues, we and an affiliate of our Property Manager agreed to transfer our respective rights in such revenue to a joint venture entity owned 0.1% by our TRS subsidiary and 99.9% by our Property Manager’s affiliate (the “PM Affiliate”). Under the terms of the operating agreement of the joint venture entity, dated March 8, 2021 (the “JV Agreement”), our TRS receives 0.1% of the net revenues generated from such Tenant Programs and the PM Affiliate receives the other 99.9% of such net revenues. The JV Agreement further provides, among other things, that if a member or its affiliate terminates all or substantially all of the property management agreements or defaults in its material obligations under the JV Agreement or undergoes a change of control, as defined, (the “Triggering

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

Member”), the other member generally shall have the right (but not the obligation) to either (i) sell all of its interest in the joint venture to the Triggering Member at fair market value (as agreed upon or as determined under an appraisal process) or (ii) purchase all of the Triggering Member’s interest in the joint venture at 95% of fair market value. For each of the three months ended March 31, 2025 and 2024, an affiliate of our Property Manager received net revenue from this joint venture of approximately $0.3 million.

Storage Auction Program

Our Sponsor owns a minority interest in a company that owns 50% of an online auction company (the “Auction Company”) that serves as a web portal for self storage companies to post their auctions for the contents of abandoned storage units online instead of using live auctions conducted at the self storage facilities. The Auction Company receives a service fee for such services. During the three months ended March 31, 2025 and 2024, we paid approximately $2,000 and $2,500 in fees to the Auction Company related to our properties, respectively. Our properties will receive the proceeds from such online auctions.

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

As of March 31, 2025, we have sold approximately 0.9 million Class P shares, approximately 0.2 million Class A shares, approximately 0.3 million Class T shares, approximately 41,000 Class W shares, approximately 0.1 million Class Y shares and approximately 4,600 Class Z shares for gross proceeds of approximately $14.6 million pursuant to the distribution reinvestment plan.

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

MARCH 31, 2025

(Unaudited)

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

For the three months ended March 31, 2025 we received redemption requests totaling approximately $0.2 million. The redemption requests were included in accounts payable and accrued liabilities as of March 31, 2025 and fulfilled in April 2025. For the three months ended March 31, 2024 we received redemption requests totaling approximately $0.8 million. The redemption requests were included in accounts payable and accrued liabilities as of March 31, 2024 and fulfilled in April 2024.

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

MARCH 31, 2025

(Unaudited)

Other Contingencies

From time to time, we are party to legal proceedings that arise in the ordinary course of our business. We are not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by governmental authorities.

Note 11. Declaration of Distributions

Cash Distribution Declaration

On March 28, 2025, our board of directors declared a daily distribution rate of approximately $0.001698 per day per share on the outstanding shares of common stock payable to Class A, Class T, Class W, Class P, Class Y and Class Z stockholders of record of such shares as shown on our books at the close of business on each day of the period commencing on April 1, 2025 and ending June 30, 2025. In connection with this distribution, stockholders who hold Class T and Class Y shares, will be paid an amount equal to approximately $0.001698 per day less the stockholder servicing fee payable per share per day and stockholders who hold Class W and Class Z shares, will be paid an amount equal to approximately $0.001698 per day per share less the dealer manager servicing fee payable per share per day. Such distributions payable to each stockholder of record during a month will be paid the following month.

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

Note 13. Subsequent Events

Offering Status

As of May 6, 2025, in connection with our offerings we have issued approximately 11.5 million Class P shares for gross offering proceeds of approximately $109.9 million, approximately 3.1 million Class A shares for gross offering proceeds of approximately $32.1 million, approximately 5.1 million Class T shares for gross offering proceeds of approximately $50.8 million, approximately 0.7 million Class W shares for gross offering proceeds of approximately $6.7 million, approximately 5.0 million Class Y shares for gross offering proceeds of approximately $48.0 million and approximately 0.5 million Class Z shares for gross offering proceeds of approximately $4.5 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto contained elsewhere in this report. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should also be read in conjunction with our consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024. See also “Cautionary Note Regarding Forward Looking Statements” preceding Part I.

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

On February 26, 2021, pursuant to a confidential private placement memorandum, we commenced a private offering (the “Private Offering”) of up to $200,000,000 in shares of our common stock and $20,000,000 shares of common stock pursuant to our distribution reinvestment plan. Please see Note 1 of the Notes to the Consolidated Financial Statements contained elsewhere in this report for additional information. The primary portion of the Private Offering was terminated on March 17, 2022. We received approximately $100.7 million in offering proceeds from the sale of our common stock pursuant to the Private Offering. Through our distribution reinvestment plan, we have issued approximately 0.9 million Class P shares for gross proceeds of approximately $8.9 million.

In connection with the Public Offering, defined below, we filed articles of amendment to our Charter (the “Articles of Amendment”) and articles supplementary to our Charter (the “Articles Supplementary”). Following the filing of the Articles of Amendment and the Articles Supplementary, we authorized 30,000,000 shares of common stock designated as Class P shares, 300,000,000 shares of common stock designated as Class A shares, 300,000,000 shares of common stock designated as Class T shares, and 70,000,000 shares of common stock designated as Class W shares. Any common stock sold in the Private Offering were redesignated as Class P common stock upon the filing of the Articles of Amendment. On May 28, 2021, we filed a Registration Statement on Form S-11 (the “Registration Statement”), which was subsequently amended, with the U.S. Securities and Exchange Commission (“SEC”) to register a maximum of $1,000,000,000 in shares of Class A, Class T, and Class W common stock for sale to the public (the “Primary Offering”) and $95,000,000 in shares of Class A, Class T, and Class W common stock for sale pursuant to our distribution reinvestment plan. On March 17, 2022, the SEC declared our registration statement effective. On October 4, 2023, we filed a Post-Effective Amendment to our Registration Statement to register two new classes of common stock (Class Y shares and Class Z shares) with the SEC. On November 1, 2023, the Post-Effective Amendment to our Registration Statement became effective with the SEC. Also, on November 1, 2023, we filed articles supplementary to our Charter which reclassified 200,000,000 Class T shares as Class Y shares and 70,000,000 Class A shares as Class Z shares. Effective November 1, 2023, we began offering Class Y shares and Class Z shares in our Primary Offering for $9.30 per share and Class A shares, Class P shares, Class T shares, Class W shares, Class Y shares and Class Z shares pursuant to our distribution reinvestment plan for $9.30 per share (collectively, the “Public Offering”). We are no longer offering Class A shares, Class T shares or Class W shares in our Primary Offering. As of March 31, 2025, approximately 2.9 million Class A shares, approximately 4.8 million Class T shares, approximately 0.7 million Class W shares, approximately 4.6 million Class Y shares and approximately 0.4 million Class Z shares had been sold in the Public Offering for gross offering proceeds of approximately $30.3 million, approximately $48.1 million, approximately $6.3 million, approximately $44.2 million and approximately $3.7 million, respectively. Through our distribution reinvestment plan, we have issued approximately 0.9 million Class P shares, approximately 0.2 million Class A shares, approximately 0.3 million Class T shares, approximately 41,000 Class W shares, approximately 0.1 million Class Y shares and approximately 4,600 Class Z shares for gross proceeds of approximately $14.6 million.

Our board of directors approved extensions of our Public Offering pursuant to applicable SEC rules so that we may continue to sell Class Y shares and Class Z shares in our Public Offering until September 12, 2025. We also reserve the right to terminate our Public Offering at any time.

We have invested the net proceeds from our Private Offering and Public Offering primarily in self storage facilities consisting of both income-producing and growth properties located in the United States and Canada. As of March 31, 2025, we owned 24 operating self storage properties located in seven states (Arizona, Delaware, Florida, Nevada, Oregon, Pennsylvania and Washington) and three Canadian provinces (Alberta, British Columbia and Ontario), 50% equity interests in five unconsolidated real estate ventures located in two Canadian provinces (Ontario and Quebec). Our unconsolidated real estate ventures consist of one operating self storage property and four parcels of land that are being developed into self storage facilities, with subsidiaries of SmartCentres owning the other 50% of such entity and two development properties in Florida and Ontario.

As of March 31, 2025, our operating self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)		Rental Income %(4)
Alberta	1	495	48,800	2%	90%		3%
Arizona	4	2,850	378,720	17%	91%		15%
British Columbia	1	925	59,180	3%	83%		4%
Delaware	1	820	80,545	4%	89%		3%
Florida (6)	4	2,585	334,615	16%	83%	(5)	12%
Nevada	1	335	51,900	2%	95%		3%
Ontario	9	8,785	959,735	44%	89%	(5)	49%
Oregon	1	520	55,830	3%	95%		3%
Pennsylvania	1	810	78,040	4%	93%		4%
Washington	1	1,095	99,745	5%	94%		4%
	24	19,220	2,147,110	100%	89%		100%

(1)
Includes all rentable units, consisting of storage units and parking units (approximately 850 units).
(2)
Includes all rentable square feet consisting of storage units and parking units (approximately 199,780 square feet).
(3)
Represents the occupied square feet of all facilities we owned in a state divided by total rentable square feet of all the facilities we owned in such state as of March 31, 2025.
(4)
Represents rental income for all facilities we own in a state divided by our total rental income for the month ended March 31, 2025.
(5)
The following recently acquired properties are newly constructed or lease-up properties. The properties' occupancy as of their respective acquisition dates and as of March 31, 2025 are as follows:

Property	Acquisition Date	Initial Occupancy %	March 31, 2025 Physical Occupancy %
Apopka - FL (6)	12/30/2021	5%	76%
Mississauga II - ONT	6/18/2023	15%	79%
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

On March 6, 2025, we through wholly-owned subsidiary of our Operating Partnership, entered into a credit agreement with Meridian Credit Union Limited ("Meridian") with a maximum borrowing capacity of CAD $16.0 million. As of March 31, 2025, we had drawn approximately CAD $2.1 million and have CAD $13.9 million available. Please see Note 5 - Debt of the Notes to the Consolidated Financial Statements for additional information.

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

The following table summarizes our 50% ownership interests in unconsolidated real estate ventures as of March 31, 2025:

	Location	Date Real Estate Venture Acquired Land	Real Estate Venture Status	Estimated Completion Date	Approx. Units at Completion	Approx. Sq. Ft. (net) at Completion
Toronto (1)	Toronto, Ontario	April 2021	Under Development	Second half of 2025	1,200	98,500
Toronto II (1)	Toronto, Ontario	December 2021	Under Development(2)	First half of 2025	1,500	121,500
Dorval (1)	Dorval, Quebec	February 2023	Under Development	Second half of 2025	1,250	112,000
Hamilton (1)	Hamilton, Ontario	November 2023	Operational	October 2024	970	100,000
Montreal	Montreal, Quebec	January 2024	Under Development	First half of 2026	1,450	124,000
					6,370	556,000
(1)
As of March 31, 2025, these four JV Properties were encumbered by first mortgages pursuant to the SmartCentres Financing (defined below).
(2)
On April 16, 2025, we commenced operations on the Toronto II JV Property.

Our 50% share of development costs are currently expected to be approximately CAD $1.8 million for the Toronto Property, approximately CAD $2.1 million for the Toronto II Property, approximately CAD $2.6 million for the Dorval Property and approximately CAD $13.2 million for the Montreal Property. Development costs for Toronto, Toronto II and Dorval properties are expected to be funded with the SmartCentres Financing. The development costs for the Montreal Property are expected to be funded with a combination of net proceeds from our Primary Offering and/or potential future debt financing.

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

On March 10, 2021, we commenced formal operations and we acquired our first six self storage properties during 2021. As of March 31, 2025 and 2024, we owned 24 operating self storage facilities. Our operating results for the three months ended March 31, 2025 and 2024 include full period results for 24 properties. Operating results in future periods will depend on the results of operations of these properties and the real estate properties that we acquire in the future.

Comparison of the three months ended March 31, 2025 and 2024

Total Revenues

Total revenues for the three months ended March 31, 2025 and 2024 were approximately $7.3 million and approximately $6.6 million, respectively. The increase in total revenue of approximately $0.7 million, or 11%, is primarily attributable to an increase in non same-store revenues of approximately $0.5 million due to the lease-up of our non-stabilized properties. We expect total revenues to increase in the future commensurate with our future acquisition activity and lease-up of our non-stabilized properties.

Property Operating Expenses

Property operating expenses for each of the three months ended March 31, 2025 and 2024 were approximately $2.9 million. Property operating expenses include the costs to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. We expect property operating expenses to increase in the future as our operational activity increases but decrease as a percentage of total revenues as we lease-up our non-stabilized properties.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the three months ended March 31, 2025 and 2024 were approximately $1.2 million and approximately $1.3 million, respectively. Property operating expenses – affiliates includes property management fees, asset management fees and advisory contract amortization. We expect property operating expenses – affiliates to increase in the future as our operational activity increases.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2025 and 2024 were approximately $1.7 million and approximately $1.6 million, respectively. General and administrative expenses consist primarily of legal expenses, directors’ and officers’ insurance, transfer agent fees, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors related costs. The increase in general and administrative expenses of approximately $0.1 million is primarily attributable to an increase in costs commensurate with the increase in our operational activity. We expect general and administrative expenses to increase in the future as our operational activity increases, but decrease as a percentage of total revenue.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended March 31, 2025 and 2024 were approximately $3.1 million and approximately $4.2 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The decrease in depreciation and amortization expense of approximately $1.1 million is primarily attributable to a leases in place being fully amortized at the end of 2024. We expect depreciation and amortization expense to increase in future periods commensurate with our future acquisition activity.

Acquisition Expenses – Affiliates

Acquisition expenses – affiliates for the three months ended March 31, 2025 and 2024 were approximately $0.1 million and approximately $0.2 million, respectively. Acquisition expenses primarily relate to the costs associated with our potential acquisitions prior to the acquisitions becoming probable in accordance with our capitalization policy. We expect acquisition expenses- affiliates to fluctuate in the future commensurate with our acquisition activity.

Other Property Acquisition Expenses

Other property acquisition expenses for each of the three months ended March 31, 2025 and 2024 were approximately $0.1 million. Acquisition expenses primarily relate to the costs associated with our potential acquisitions prior to the acquisitions becoming probable in accordance with our capitalization policy. We expect other property acquisition expenses to fluctuate in the future commensurate with our acquisition activity.

Interest Expense

Interest expense for the three months ended March 31, 2025 and 2024 was approximately $4.1 million and approximately $4.7 million, respectively. Interest expense includes interest expense on our debt, accretion of fair market value adjustments of our debt and the impact of our interest rate derivatives designated for hedge accounting. The decrease in Interest expense of approximately $0.6 million is primarily attributable to lower interest rates on new debt entered into during the fourth quarter of 2024 and first quarter of 2025. We expect interest expense to fluctuate in the future commensurate with our future debt level and interest rates.

Interest Expense – Debt Issuance Costs

Interest expense – debt issuance costs for the three months ended March 31, 2025 and 2024 were approximately $0.5 million and approximately $0.3 million, respectively. The increase is primarily related to the write off of approximately $0.3 million in debt issue cost related to the first quarter of 2025 refinances in accordance with GAAP. Interest expense – debt issuance costs reflects the amortization of fees incurred in connection with obtaining financing. We expect interest expense – debt issuance costs to increase commensurate with our future financing activity.

Derivative fair value adjustment

Derivative fair value adjustment for the three months ended March 31, 2025 and 2024 was approximately $0.5 million loss and $1.6 million gain, respectively. Derivative fair value adjustment consists of fair market value adjustment of our interest rate derivatives we elected not to apply hedge accounting. We expect the derivative fair value adjustment to change in the future based upon changes in interest rates.

Equity in loss of unconsolidated real estate venture

Losses from our equity method investments in the JV Properties for the three months ended March 31, 2025 and 2024 were approximately $0.2 million and none, respectively. Losses from our equity method investments in the JV Properties consists of our allocation of earnings and losses from our unconsolidated joint ventures.

Foreign currency adjustment

Foreign currency loss for the three months ended March 31, 2025 and 2024 was approximately $0.2 million and approximately $2.2 million, respectively. Foreign currency adjustment consists of changes in foreign currency related to our net investments in unconsolidated real estate ventures not classified as long term in accordance with GAAP. We expect foreign currency adjustment to change in the future based upon changes in exchange rates, as well as future net investments in real estate in currencies other than United States dollars.

Same-Store Facility Results - three months ended March 31, 2025 and 2024

The following table sets forth operating data for our same-store facilities (stabilized and comparable properties that have been included in the consolidated results of operations since January 1, 2024) for the three months ended March 31, 2025 and 2024. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition, lease up, or development activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
	2025	2024	% Change	2025	2024	% Change	2025	2024	% Change
Revenues(1)	$3,466,639	$3,246,360	6.8%	$3,882,719	$3,370,551	N/M	$7,349,358	$6,616,911	11.1%
Property operating expenses(2)	1,425,618	1,450,018	(1.7)%	1,958,894	1,871,202	N/M	3,384,512	3,321,220	1.9%
Net operating income	$2,041,021	$1,796,342	13.6%	$1,923,825	$1,499,349	N/M	$3,964,846	$3,295,691	20.3%
Number of Facilities	12	12		12	12		24	24
Rentable square feet(3)	892,610	892,665		1,254,500	1,204,615		2,147,110	2,097,280
Average physical occupancy(4)	92.0%	89.9%	2.1%	87.0%	80.6%	N/M	89.0%	84.6%	4.4%
Annualized rent per occupied square foot(5)	$17.01	$16.40	3.7%	N/M	N/M	N/M	$16.29	$15.92

N/M Not meaningful

(1)
Revenue includes rental revenue, ancillary revenue, administrative and late fees.
(2)
Property operating expenses excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization expense and acquisition expenses, but includes property management fees.
(3)
Of the total rentable square feet, parking represented approximately 199,780 and 247,900 square feet as of March 31, 2025 and 2024, respectively. On a same-store basis, for the same periods, parking represented approximately 43,000 square feet.
(4)
Determined by dividing the sum of the month-end occupied square feet for the applicable group of facilities for each applicable period by the sum of their month-end rentable square feet for the period.
(5)
Determined by dividing the aggregate realized rental income for each applicable period by the aggregate of the month-end occupied square feet for the period. Properties are included in the respective calculations in their first full month of operations, as appropriate. We have excluded the realized rental revenue and occupied square feet related to parking herein for the purpose of calculating annualized rent per occupied square foot.

Our increase in same-store revenue of approximately $0.2 million was primarily the result of increased average physical occupancy of approximately 2% and an increase in revenue per occupied square foot of approximately 3.7% for the three months ended March 31, 2025 over the three months ended March 31, 2014.

Our same-store property operating expenses decreased by approximately $24,000 for the three months ended March 31, 2025 compared to the three months ended March 31, 2014.

The following table presents a reconciliation of net loss as presented on our consolidated statements of operations to net operating income, as stated above, for the periods indicated:

	Three Months Ended
	March 31, 2025	March 31, 2024
Net Loss	$(7,240,686)	$(8,982,952)
Adjusted to exclude:
Asset management fees(1)(2)	794,835	888,089
General and administrative	1,703,808	1,554,738
Depreciation	3,118,402	3,175,232
Intangible amortization expense	—	1,039,598
Acquisition expenses—affiliates	107,876	178,423
Other property acquisition expenses	14,020	54,041
Interest expense	4,107,295	4,710,295
Interest expense—debt issuance costs	488,397	276,258
Derivative fair value adjustment	531,449	(1,616,316)
Other	(79,014)	(187,818)
Equity in loss of unconsolidated joint venture	222,528	—
Foreign currency adjustment	195,936	2,206,103
Total property net operating income	$3,964,846	$3,295,691
(1)
Asset management fees are included in Property operating expenses – affiliates in the consolidated statements of operations.
(2)
Includes amortization of Advisor contract of approximately $0.2 million for each of the three months ended March 31, 2025 and 2024.

Liquidity and Capital Resources

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the three months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended
	March 31, 2025	March 31, 2024	Change
Net cash flow provided by (used in):
Operating activities	$(1,293,662)	$(785,689)	$(507,973)
Investing activities	(4,010,269)	(8,703,765)	4,693,496
Financing activities	4,588,296	4,389,187	199,109

Cash flows used in operating activities for the three months ended March 31, 2025 and 2024 were approximately $1.3 million and approximately $0.8 million, respectively, a change of approximately $0.5 million. The decrease in cash used in our operating activities is primarily the result of change in operating assets and liabilities.

Cash flows used in investing activities for the three months ended March 31, 2025 and 2024 were approximately $4.0 million and approximately $8.7 million, respectively, a change of approximately $4.7 million. The decrease in cash used in our investing activities is primarily the result of cash used for the additions to real estate facilities and investments in unconsolidated real estate ventures.

Cash flows provided by financing activities for the three months ended March 31, 2025 and 2024 were approximately $4.6 million and approximately $4.4 million, respectively, a change of approximately $0.2 million. The increase in cash provided by our financing activities is primarily the result of a increase in net debt proceeds totaling $4.0 million offset by a decrease in gross proceeds from the issuance of common stock by $3.0 million.

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

The following shows our cash distributions and the sources of such cash distributions for the respective periods presented:

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
Distributions paid in cash — common stockholders	$2,047,641		$1,801,202
Distributions paid in cash — preferred stockholders	3,148,361		3,131,250
Distributions paid in cash — Operating Partnership unitholders	83,930		84,870
Distributions reinvested	1,600,498		1,303,340
Total distributions	$6,880,430		$6,320,662
Source of distributions
Cash flows provided by operations	$—	0.0%	$—	0.0%
Proceeds from offerings	5,279,932	76.7%	5,017,322	79.4%
Offering proceeds from distribution reinvestment plan	1,600,498	23.3%	1,303,340	20.6%
Total sources	$6,880,430	100.0%	$6,320,662	100.0%

From our inception through March 31, 2025, we have paid cumulative distributions of approximately $57.0 million, as compared to cumulative net loss attributable to our common stockholders of approximately $121.6 million.

From our inception through March 31, 2025, cumulative net loss attributable to our common stockholders reflects non-cash depreciation and amortization of approximately $41.4 million, and acquisition related expenses of approximately $5.3 million.

For the three months ended March 31, 2025, we paid distributions of approximately $6.9 million, as compared to a net loss attributable to our common stockholders of approximately $10.2 million. Net loss attributable to our common stockholders for the three months ended March 31, 2025, reflects non-cash depreciation and amortization of approximately $3.1 million and acquisition related expenses of approximately $0.1 million.

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

Indebtedness

As of March 31, 2025, our total indebtedness was approximately $278.2 million which included approximately $156.0 million of variable rate debt and approximately $124.6 million of fixed rate debt, less approximately $2.4 million in net debt issuance costs. See Note 5 – Debt, of the Notes to the Consolidated Financial Statements contained in this report for more information about our indebtedness.

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

Our material cash requirements from known contractual and other obligations primarily relate to the following, for which information on both a short-term and long-term basis is provided in the indicated notes to the consolidated financial statements:

•
Debt — Refer to Note 5 of the Notes to the Consolidated Financial Statements. As of March 31, 2025 excluding the impact of our interest rate hedging activities, future cash payments for interest on debt over the next 12 months is approximately $17.8 million. As of March 31, 2025 future cash payments for maturing debt over the next 12 months is approximately $23.8 million. We expect to meet these future obligations with a combination of proceeds from our Primary Offering, operations, exercising debt extension options and future debt financing.
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

The following table presents the future principal payments required on outstanding debt as of March 31, 2025:

2025	$23,623,750
2026	884,980
2027	88,198,857
2028	43,823,410
2029	326,349
2030	123,709,519
Total payments	280,566,864
Debt issuance costs, net	(2,414,422)
Total	$278,152,442

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

As of March 31, 2025, our total indebtedness was approximately $278.2 million, which included approximately $156.0 million in variable rate debt and approximately $124.6 million in fixed rate debt, less approximately $2.4 million in net debt issuance costs. A change in interest rates on variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase by 100 basis points, the increase in interest, net of our interest rate derivatives, would decrease future earnings and cash flows by approximately $0.3 million annually.

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

The following table summarizes future debt maturities and average interest rates on our outstanding debt as of March 31, 2025:

	Payments due during the years ended December 31,
	2025	2026	2027	2028	2029	2030	Total
Variable rate debt	$23,623,750	$884,980	$88,012,468	$43,525,467	$—	$—	$156,046,664
Average interest rate(1)	6.84%	6.84%	6.84%	6.84%	N/A	N/A
Fixed rate debt	$—	$—	$186,389	$297,943	$326,349	$123,709,519	$124,520,200
Average interest rate	6.88%	6.88%	6.88%	6.88%	6.88%	6.88%

(1)
Interest expense for fixed rate debt was calculated based upon the contractual rate and the interest expense on variable rate debt was calculated based on the rate in effect on March 31, 2025, excluding the impact of interest rate derivatives. The Huntington Credit Facility and National Bank of Canada - Four Property Loan have variable rates, however, we entered into interest rate swap agreements that fix SOFR at 2.89%, CORRA at 3.03% respectively until the maturity of the loan. Debt denominated in foreign currency has been converted based on the rate in effect as of March 31, 2025.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The following should be read in conjunction with the risk factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2024.

We have incurred a net loss to date, have an accumulated deficit and our operations may not be profitable in 2025.

We incurred a net loss attributable to common stockholders of approximately $10.2 million for the three months ended March 31, 2025. Our accumulated deficit was approximately $121.6 million as of March 31, 2025. Given that we are still early in our fundraising and acquisition stage, our operations may not be profitable in 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)
Distribution Reinvestment Plan - Class P Shares

During the three months ended March 31, 2025, through our distribution reinvestment plan, we have issued approximately 70,500 Class P shares to investors who originally purchased shares in our Private Offering, for gross proceeds of approximately $0.7 million. No sales commissions or dealer manager fees are paid in connection with the sale of shares pursuant to our distribution reinvestment plan. Each of the purchasers of our shares of common stock under our Private Offering has represented that he or she is an accredited investor. Based upon these representations, we believe that the foregoing issuances of our shares of Class P common stock were exempt from the registration requirements pursuant to Rule 506 and Section 4(a)(2) of the Act and Regulation D promulgated thereunder.

(b)
On March 17, 2022, our Public Offering (SEC File No. 333-256598) of up to $1.0 billion in shares of our common stock in our Primary Offering was declared effective by the SEC, consisting of five classes of shares: Class A shares for $10.33 per share (up to $450 million in shares), Class T shares for $10.00 per share (up to $450 million in shares), Class W shares for $9.40 per share (up to $100 million in shares), Class Y shares for $9.30 per share (up to $800 in shares), and Class Z shares for $9.30 per share (up to $200 million in shares) and up to $95 million in shares pursuant to our distribution reinvestment plan at $9.30 per share for Class A, Class T, Class W, Class Y and Class Z shares. As of March 31, 2025, we had sold approximately 2.9 million Class A shares for gross offering proceeds of approximately $30.3 million, approximately 4.8 million Class T shares for gross offering proceeds of approximately $48.1 million, approximately 0.7 million Class W shares for gross offering proceeds of approximately $6.3 million, approximately 4.6 million Class Y shares for gross offering proceeds of approximately $44.2 million and approximately 0.4 million Class Z shares for gross offering proceeds of approximately $3.7 million pursuant to our Primary Offering. Through our distribution reinvestment plan, we have issued approximately 0.2 million Class A shares, approximately 0.3 million Class T shares, approximately 41,000 Class W shares, approximately 0.1 million Class Y shares and approximately 4,600 Class Z shares for gross proceeds of approximately $5.6 million. We have incurred approximately $11.8 million in sales commissions and dealer manager fees (of which approximately $5.6 million was re-allowed to a third party broker-dealer) in connection with the Primary Offering, and approximately $4.9 million in organization and offering costs.
(c)
Our share redemption program enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our Registration Statement on Form S-11 (SEC Registration No. 333-256598). During the three months ended March 31, 2025, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) That May Yet to be Purchased Under the Plans or Programs
January 31, 2025	47,853	$9.26	—	1,105,717
February 28, 2025	—	—	—	1,105,717
March 31, 2025	—	—	—	1,105,717

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

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended March 31, 2025 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1

First Articles of Amendment and Restatement of Strategic Storage Trust VI, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11, filed on May 28, 2021, Commission File No. 333-256598

3.2

Amended and Restated Bylaws of Strategic Storage Trust VI, Inc., incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, filed on March 15, 2022, Commission File No. 333-256598

3.3

Articles of Amendment of Strategic Storage Trust VI, Inc., incorporated by reference to Exhibit 3.3 to Pre-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, filed on March 15, 2022, Commission File No. 333-256598

3.4

Articles Supplementary of Strategic Storage Trust VI, Inc., incorporated by reference to Exhibit 3.4 to Pre-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, filed on March 15, 2022, Commission File No. 333-256598

3.5

Second Articles of Amendment of Strategic Storage Trust VI, Inc., incorporated by reference to Exhibit 3.5 to Pre-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, filed on March 15, 2022, Commission File No. 333-256598

3.6

Articles Supplementary for Series B Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on May 3, 2023, Commission File No. 000-56545

3.7

Articles Supplementary of Strategic Storage Trust VI, Inc., incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on November 1, 2023, Commission File No. 333-256598

3.8

Certificate of Correction to the Articles Supplementary, incorporated by reference to Exhibit 3.7 to the Company's Quarterly Report on Form 10-Q, filed on November 14, 2023, Commission File No. 000-56545

4.1

Form of Subscription Agreement and Subscription Agreement Signature Page, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11, filed on January 24, 2025, Commission File No. 333-284487

10.1	Credit Agreement, dated as of January 8, 2025, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 14, 2025, Commission File No. 000-56545

10.2	Commitment Letter, dated as of March 7, 2025, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 13, 2025, Commission File No. 000-56545

10.3	Charge, dated as of March 7, 2025, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 13, 2025, Commission File No. 000-56545

10.4	Debt Service Guaranty, dated as of March 7, 2025, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on March 13, 2025, Commission File No. 000-56545

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following Strategic Storage Trust VI, Inc. financial information for the three months ended March 31, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Equity and Temporary

Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

104*	The cover page from the Strategic Storage Trust VI, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, has been formatted in Inline XBRL.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STORAGE TRUST VI, INC. (Registrant)
Dated: May 8, 2025	By:	/s/ Matt F. Lopez
Matt F. Lopez Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)