Form 10-Q
period 2025-06-30
Strategic Storage Trust VI, Inc.
filed 2025-08-07
CIK 1852575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 6, 2025, there were 11,346,716 outstanding shares of Class P common stock, 3,244,105 outstanding shares of Class A common stock, 5,396,440 outstanding shares of Class T common stock, 710,753 outstanding shares of Class W common stock, 5,391,325 outstanding shares of Class Y common stock, and 572,110 outstanding shares of Class Z common stock of the registrant.

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

The accompanying consolidated financial statements should be read in conjunction with the notes to our consolidated financial statements included in this report on Form 10-Q. The accompanying consolidated financial statements should also be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024. Our results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2025 (Unaudited)	December 31, 2024
ASSETS
Real estate facilities:
Land	$113,089,669	$109,097,324
Buildings	386,244,539	375,539,122
Site improvements	14,005,509	13,655,534
	513,339,717	498,291,980
Accumulated depreciation	(34,668,838)	(27,645,170)
	478,670,879	470,646,810
Construction in process	15,192,125	9,144,864
Real estate facilities, net	493,863,004	479,791,674
Cash and cash equivalents	14,392,668	10,827,415
Restricted cash	1,777,999	6,738,149
Investments in unconsolidated real estate ventures (Note 4)	21,191,293	18,207,135
Other assets, net	8,464,984	13,564,907
Total assets	$539,689,948	$529,129,280
LIABILITIES, TEMPORARY EQUITY AND EQUITY
Debt, net	$288,182,694	$274,056,356
Accounts payable and accrued liabilities	14,354,968	13,433,815
Distributions payable	4,433,422	4,409,505
Due to affiliates	18,899,515	13,877,191
Total liabilities	325,870,599	305,776,867
Commitments and contingencies (Note 10)
Redeemable common stock	10,212,876	10,279,772
Series B Convertible Preferred Stock, $0.001 par value; 150,000 shares authorized; 150,000 issued and outstanding at June 30, 2025 and December 31, 2024, with aggregate liquidation preferences of $153,122,671 and $153,148,361 at June 30, 2025 and December 31, 2024, respectively	148,599,723	148,599,723
Equity:
Strategic Storage Trust VI, Inc.:
Preferred Stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Class P Common stock, $0.001 par value; 30,000,000 shares authorized; 11,439,366 and 11,280,098 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	11,439	11,280
Class A Common stock, $0.001 par value; 230,000,000 shares authorized; 3,424,865 and 3,383,583 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	3,425	3,384
Class T Common stock, $0.001 par value; 100,000,000 shares authorized; 5,415,942 and 5,373,889 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	5,416	5,374
Class W Common stock, $0.001 par value; 70,000,000 shares authorized; 714,861 and 704,761 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	715	705
Class Y Common stock, $0.001 par value; 200,000,000 shares authorized; 5,358,472 and 4,049,909 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	5,358	4,050
Class Z Common stock, $0.001 par value; 70,000,000 shares authorized; 571,194 and 346,393 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	571	346
Additional paid-in capital	222,039,298	207,773,199
Distributions	(39,658,319)	(32,142,866)
Accumulated deficit	(127,679,168)	(111,392,263)
Accumulated other comprehensive loss	(4,552,685)	(4,432,786)
Total Strategic Storage Trust VI, Inc. equity	50,176,050	59,830,423
Noncontrolling interests in our Operating Partnership	(159,716)	225,081
Noncontrolling Series C Subordinated Units in our Operating Partnership	4,990,416	4,417,414
Total noncontrolling interest	4,830,700	4,642,495
Total equity	55,006,750	64,472,918
Total liabilities, temporary equity and equity	$539,689,948	$529,129,280

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Self storage rental revenue	$7,612,852	$6,946,834	$14,916,493	$13,524,421
Ancillary operating revenue	57,788	49,554	103,505	88,878
Total revenues	7,670,640	6,996,388	15,019,998	13,613,299
Operating expenses:
Property operating expenses	2,831,451	2,765,425	5,770,531	5,694,139
Property operating expenses – affiliates	1,331,452	1,287,048	2,571,719	2,567,643
General and administrative	1,678,129	1,593,060	3,381,937	3,147,798
Depreciation	3,280,079	3,172,390	6,398,481	6,347,622
Intangible amortization expense	—	838,548	—	1,878,146
Acquisition expense – affiliates	104,656	135,630	212,532	314,053
Other property acquisition expenses	43,058	49,801	57,078	103,842
Total operating expenses	9,268,825	9,841,902	18,392,278	20,053,243
Operating loss	(1,598,185)	(2,845,514)	(3,372,280)	(6,439,944)
Other income (expense):
Interest expense	(4,176,197)	(4,532,579)	(8,283,492)	(9,242,874)
Interest expense – debt issuance costs	(180,518)	(277,667)	(668,915)	(553,925)
Derivative fair value adjustment	-	147,357	(531,449)	1,763,673
Other income (expense)	(9,829)	157,331	69,183	345,149
Equity in loss of unconsolidated real estate ventures	(385,074)	—	(607,602)	—
Foreign currency adjustment	3,304,699	(1,151,535)	3,108,763	(3,357,638)
Net loss	(3,045,104)	(8,502,607)	(10,285,792)	(17,485,559)
Less: Distributions to preferred stockholders	(3,122,671)	(3,085,113)	(6,211,027)	(6,251,155)
Net loss attributable to the noncontrolling interests in our Operating Partnership	60,396	202,777	213,131	428,150
Net loss attributable to Strategic Storage Trust VI, Inc. common stockholders	$(6,107,379)	$(11,384,943)	$(16,283,688)	$(23,308,564)
Net loss per Class P share—basic and diluted	$(0.23)	$(0.50)	$(0.63)	$(1.06)
Net loss per Class A share—basic and diluted	$(0.23)	$(0.50)	$(0.63)	$(1.06)
Net loss per Class T share—basic and diluted	$(0.23)	$(0.50)	$(0.63)	$(1.06)
Net loss per Class W share—basic and diluted	$(0.23)	$(0.50)	$(0.63)	$(1.06)
Net loss per Class Y share—basic and diluted	$(0.23)	$(0.50)	$(0.63)	$(1.06)
Net loss per Class Z share—basic and diluted	$(0.23)	$(0.50)	$(0.63)	$(1.06)
Weighted average Class P shares outstanding—basic and diluted	11,409,948	11,163,181	11,385,103	11,150,159
Weighted average Class A shares outstanding—basic and diluted	3,409,389	3,369,755	3,399,741	3,360,831
Weighted average Class T shares outstanding—basic and diluted	5,405,833	5,322,378	5,396,180	5,291,281
Weighted average Class W shares outstanding—basic and diluted	712,450	695,344	709,961	687,983
Weighted average Class Y shares outstanding—basic and diluted	5,068,605	1,872,410	4,721,402	1,406,340
Weighted average Class Z shares outstanding—basic and diluted	480,721	143,445	424,038	114,803

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(3,045,104)	$(8,502,607)	$(10,285,792)	$(17,485,559)
Other comprehensive income (loss):
Foreign currency translation adjustment	2,411,852	(649,607)	2,475,802	(2,200,489)
Foreign currency hedge contract	(1,034,818)	9,257	(1,190,074)	(11,913)
Interest rate hedge contract	(162,469)	(247,881)	(1,408,262)	529,461
Other comprehensive income (loss)	1,214,565	(888,231)	(122,534)	(1,682,941)
Comprehensive loss	(1,830,539)	(9,390,838)	(10,408,326)	(19,168,500)
Comprehensive loss attributable to noncontrolling interests:
Comprehensive loss attributable to the noncontrolling interests in our Operating Partnership	29,961	224,005	215,766	470,251
Comprehensive loss attributable to Strategic Storage Trust VI, Inc. stockholders	$(1,800,578)	$(9,166,833)	$(10,192,560)	$(18,698,249)

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

Strategic Storage Trust VI, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND TEMPORARY EQUITY (CONTINUED)

(UNAUDITED)

	Common Stock																	Noncontrolling Interest
	Class P		Class A		Class T		Class W		Class Y		Class Z							in our Operating Partnership
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Strategic Storage Trust VI, Inc. Equity	Noncontrolling Interests	Series C Subordinated Units	Total Equity	Redeemable Common Stock	Preferred Stock
Balance as of March 31, 2025	11,380,819	$11,381	3,397,253	$3,397	5,398,325	$5,398	709,730	$710	4,709,618	$4,710	388,958	$389	$214,160,380	$(35,829,740)	$(121,568,570)	$(5,736,815)	$51,051,240	$(44,733)	$4,711,690	$55,718,197	$11,705,939	$148,599,723
Gross proceeds from issuance of common stock	—	—	—	—	—	—	—	—	611,712	612	180,800	181	7,924,329	—	—	—	7,925,122	—	—	7,925,122	—	—
Offering costs	—	—	—	—	—	—	—	—	—	—	—	—	(1,008,722)	—	—	—	(1,008,722)	—	—	(1,008,722)	—	—
Adjustment to offering costs (See note 2)	—	—	—	—	—	—	—	—	—	—	—	—	949,281	—	—	—	949,281	—	—	949,281	—	—
Changes to redeemable common stock	—	—	—	—	—	—	—	—	—	—	—	—	(1,670,966)	—	—	—	(1,670,966)	—	—	(1,670,966)	1,670,966	—
Redemption of common stock	(12,636)	(13)	—	—	(12,321)	(12)	—	—	—	—	—	—	—	—	—	—	(25)	—	—	(25)	(3,164,029)	—
Distributions ($0.15 per share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,828,579)	—	—	(3,828,579)	—	—	(3,828,579)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(85,022)	—	(85,022)	—	—
Distributions to preferred shareholders	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,122,671)
Issuance of shares for distribution reinvestment plan (DRP)	71,183	71	22,266	23	29,938	30	5,131	5	37,142	36	1,436	1	1,670,800	—	—	—	1,670,966	—	—	1,670,966	—	—
Issuance of restricted stock	—	—	5,000	5	—	—	—	—	—	—	—	—	—	—	—	—	5	—	—	5	—	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	10,977	—	—	—	10,977	—	—	10,977	—	—
Distribution of common stock	—	—	346	—	—	—	—	—	—	—	—	—	3,219	—	(3,219)	—	—	—	—	—	—	—
Issuance of Series C Subordinated Units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	278,726	278,726	—	—
Net loss attributable to Strategic Storage Trust VI, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,107,379)	—	(6,107,379)	—	—	(6,107,379)	—	3,122,671
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(60,396)	—	(60,396)	—	—
Interest rate hedge contracts	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(163,668)	(163,668)	1,199	—	(162,469)	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,362,372	2,362,372	49,480	—	2,411,852	—	—
Foreign currency hedge contract	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,014,574)	(1,014,574)	(20,244)	—	(1,034,818)	—	—
Balance as of June 30, 2025	11,439,366	$11,439	3,424,865	$3,425	5,415,942	$5,416	714,861	$715	5,358,472	$5,358	571,194	$571	$222,039,298	$(39,658,319)	$(127,679,168)	$(4,552,685)	$50,176,050	$(159,716)	$4,990,416	$55,006,750	$10,212,876	$148,599,723

See notes to consolidated financial statements.

STrategic Storage Trust VI, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(10,285,792)	$(17,485,559)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	6,398,481	8,225,768
Amortization of debt issuance costs	544,111	553,925
Stock based compensation expense related to issuance of restricted stock	21,954	16,140
Equity in loss of unconsolidated joint venture	607,602	—
Unrealized derivative gain	218,241	174,001
Derivative fair value adjustment	410,657	(448,294)
Unrealized foreign currency adjustment	(3,108,763)	3,357,638
Changes in operating assets and liabilities:
Other assets, net	354,725	745,672
Purchase of interest rate derivative	—	(1,126,000)
Settlement of interest rate derivative	(2,030,731)	—
Accounts payable and accrued liabilities	629,036	510,133
Due to affiliates	4,864,206	7,747,400
Net cash provided by (used in) operating activities	(1,376,273)	2,270,824
Cash flows from investing activities:
Additions to real estate facilities	(5,487,439)	(4,477,240)
Investment in company owned life insurance	(887,387)	—
Investments in unconsolidated real estate ventures	(2,562,445)	(11,913,676)
Net cash used in investing activities	(8,937,271)	(16,390,916)
Cash flows from financing activities:
Proceeds from issuance of secured debt	173,028,608	—
Repayment of secured debt	(164,753,059)	—
Scheduled principal payments of secured debt	(881,005)	(1,397,353)
Debt issuance costs	(1,805,431)	—
Gross proceeds from issuance of common stock	15,170,192	18,882,572
Offering costs	(1,809,770)	(1,929,609)
Proceeds from issuance of Series C Units	573,002	637,242
Redemption of common stock	(674,336)	(903,578)
Distributions paid to common stockholders	(4,194,779)	(3,687,440)
Distributions paid to noncontrolling interest in our Operating Partnership	(169,886)	(170,591)
Distributions paid to preferred stockholders	(6,236,717)	(6,302,581)
Net cash provided by financing activities	8,246,819	5,128,662
Impact of foreign exchange rate changes on cash and restricted cash	671,828	(709,272)
Net change in cash, cash equivalents and restricted cash	(1,394,897)	(9,700,702)
Cash, cash equivalents and restricted cash, beginning of period	17,565,564	25,708,071
Cash, cash equivalents and restricted cash, end of period	$16,170,667	$16,007,369
Supplemental disclosures and non-cash transactions:
Cash paid for interest, net of amounts capitalized	$6,821,587	$8,159,301
Change in offering costs included in accounts payable and accrued liabilities	$(882,357)	$313,664
Interest rate swap contract in other assets	$1,234,991	$381,795
Interest rate swap contracts in accounts payable and accrued liabilities	$371,144	$110,168
Foreign currency hedge contract in other assets	$1,190,074	$—
Foreign currency translation adjustment	$2,475,802	$—
Deposits applied to investments in unconsolidated real estate ventures	$—	$331,335
Issuance of shares pursuant to distribution reinvestment plan	$3,271,464	$2,713,405
Distributions payable to common and preferred stockholders	$4,405,393	$4,186,425
Distributions payable to noncontrolling interests in our Operating Partnership	$28,029	$27,953
Real estate and construction in process in accounts payable and accrued liabilities	$1,834,367	$1,814,907
Real estate facilities in due to affiliates	$—	$104,614
Redemption of common stock in accounts payable and accrued liabilities	$3,106,935	$391,073

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025

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

SmartStop REIT Advisors, LLC is our sponsor (our “Sponsor”). Our Sponsor is an indirect subsidiary of SmartStop Self Storage REIT, Inc. (“SmartStop”) (NYSE: SMA). Our Sponsor is a company focused on providing self storage advisory, asset management, and property management services. Our Sponsor owns 100% of the economic interests (and 100% of the voting membership interests) of Strategic Storage Advisor VI, LLC (our “Advisor”) and owns 100% of Strategic Storage Property Management VI, LLC (our “Property Manager”).

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

On May 20, 2025, our board of directors approved the termination of the Primary Offering, effective as of May 30, 2025. The termination of the Primary Offering occurred on May 30, 2025. We sold approximately 2.9 million Class A shares for gross offering proceeds of approximately $30.3 million, approximately 4.8 million Class T shares for gross offering proceeds of approximately $48.1 million, approximately 0.7 million Class W shares for gross offering proceeds of approximately $6.3 million, approximately 5.2 million Class Y shares for gross offering proceeds of approximately $50.4

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025

(Unaudited)

million, and approximately 0.6 million Class Z shares for gross offering proceeds of approximately $5.5 million in the Primary Offering.

We continue to offer Class P, Class A, Class T, Class W, Class Y, and Class Z shares pursuant to our distribution reinvestment plan. On July 18, 2025, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $75 million in shares under our distribution reinvestment plan for all share classes (our “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders.

As of June 30, 2025, we have issued approximately 1.0 million Class P shares, approximately 0.2 million Class A shares, approximately 0.3 million Class T shares, approximately 46,000 Class W shares, approximately 0.1 million Class Y shares, and approximately 6,000 Class Z shares for gross proceeds of approximately $16.3 million through our distribution reinvestment plan.

Pursuant to a Sponsor Funding Agreement (as defined in Note 2 - Summary of Significant Accounting Policies), our Sponsor agreed to fund the payment of (i) the upfront 3% sales commission for the sale of Class Y shares, (ii) the upfront 3% dealer manager fee for the Class Y shares, and (iii) the estimated 1% organization and offering expenses for the sale of Class Y shares and Class Z shares in our Public Offering. In November 2023, our Sponsor agreed to reimburse the Company in cash to cover the dilution from the one-time stock dividend described below. In consideration for our Sponsor providing the funding for the front-end sales load and the cash to cover the dilution from the stock dividend, Strategic Storage Operating Partnership VI, L.P., a Delaware limited partnership (our “Operating Partnership”), was obligated to issue Series C Subordinated Convertible Units (“Series C Units”) to our Sponsor equal to the dollar amount of such funding divided by the then-current offering price (initially $9.30 per share and currently at $10.00 per share) for the Class Y shares and Class Z shares sold in the Public Offering. The Series C Units shall initially have no distribution, voting or other rights to participate in our Operating Partnership unless and until such Series C Units are converted into Class A Units of our Operating Partnership. The Series C Units shall automatically convert into Class A Units on a one-to-one basis upon our disclosure of an estimated net asset value per share equal to at least $10.00 per share for each of the Class A, Class P, Class T, Class W, Class Y, and Class Z shares calculated net of the value of Series C Units to be converted. Such conversion is limited such that the dilution caused by the conversion may not reduce the diluted estimated net asset value below $10.00 per share. No Series C Units were converted to Class A Units as a result of the Estimated Per Share NAV (as defined below) being declared. In connection with the termination of our Primary Offering, the Sponsor Funding Agreement was terminated effective as of May 30, 2025, though our Sponsor or its affiliates are still obligated to provide the funding amounts set forth in the Sponsor Funding Agreement and entitled to receive Series C Units until the final payment of such funding amounts, and the final issuance of the Series C Units for such funding amounts, as contemplated by the terms of the Sponsor Funding Agreement. As of June 30, 2025, we had received funding from our Sponsor of approximately $10.0 million for the payment of sales commissions and dealer manager fees for the sale of Class Y shares, and organization and offering expenses for the sale of Class Y and Z shares pursuant to the Sponsor Funding Agreement.

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

We have invested the net proceeds from our Private Offering and Public Offering primarily in self storage facilities consisting of both income-producing and growth properties located in the United States and Canada. As of June 30, 2025, we owned 24 operating self storage properties located in seven states (Arizona, Delaware, Florida, Nevada, Oregon,

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025

(Unaudited)

Pennsylvania and Washington) and three Canadian provinces (Alberta, British Columbia and Ontario) and two development properties in Florida and Ontario. For more information, see Note 3 - Real Estate Facilities.

As of June 30, 2025, we owned 50% of the equity interests in five unconsolidated real estate ventures in two Canadian provinces (Ontario and Quebec), with subsidiaries of SmartCentres Real Estate Investment Trust (“SmartCentres”) owning the other 50% of such entities. Our unconsolidated real estate ventures consist of four operating self storage properties in the lease-up phase and one parcel of land that is being developed into a self storage facility. For more information, see Note 4 - Investment in Unconsolidated Real Estate Ventures.

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

On March 10, 2021, SmartStop OP, L.P. (“SmartStop OP”), an affiliate of our Sponsor and the operating partnership of SmartStop, contributed $5.0 million to our Operating Partnership, in exchange for 549,451 units of limited partnership interest in our Operating Partnership (the “OP Investment”). The OP Investment was made net of sales commissions and dealer manager fees, but without giving effect to the early investor discounts available to purchasers of shares in the Private Offering. At the effective time of the OP Investment, SmartStop OP was admitted as a limited partner to our Operating Partnership. As of June 30, 2025, we owned approximately 98% of the common units of limited partnership interest of our Operating Partnership. The remaining approximately 2% of the common units are owned by SmartStop OP.

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

Our dealer manager was Pacific Oak Capital Markets, LLC, a Delaware limited liability company (our “Former Dealer Manager”). On February 26, 2021, we entered into a dealer manager agreement with our Former Dealer Manager (the “Private Offering Dealer Manager Agreement”), pursuant to which our Former Dealer Manager was responsible for marketing our shares offered pursuant to the Private Offering. In connection with our Public Offering, we entered into a dealer manager agreement with our Former Dealer Manager, pursuant to which our Former Dealer Manager was responsible for marketing our shares offered pursuant to our Primary Offering (as amended, the “Dealer Manager Agreement”). On June 18, 2025, in connection with the termination of the Primary Offering, the Dealer Manager Agreement was terminated.

As we accepted subscriptions for shares of our common stock, we transferred all of the net offering proceeds to our Operating Partnership as capital contributions in exchange for additional units of interest in our Operating Partnership. However, we were deemed to have made capital contributions in the amount of gross proceeds received from investors, and our Operating Partnership was deemed to have simultaneously paid the sales commissions and other costs associated with the offerings. In addition, our Operating Partnership is structured to make distributions with respect to limited partnership units

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025

(Unaudited)

that are equivalent to the distributions made to holders of common stock. Finally, a limited partner in our Operating Partnership may later exchange his or her limited partnership units in our Operating Partnership for shares of our common stock at any time after one year following the date of issuance of their limited partnership units, subject to certain restrictions outlined in the limited partnership agreement of our Operating Partnership, which was amended and restated in connection with the Public Offering (the “Operating Partnership Agreement”). SSA and SmartStop OP are prohibited from exchanging or otherwise transferring units representing $202,000 of the limited partnership units acquired in their initial investments in our Operating Partnership so long as our Advisor is acting as our Advisor pursuant to our Advisory Agreement.

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

As of June 30, 2025, we had not entered into any other contracts/interests that would be deemed to be variable interests in VIEs other than our joint ventures with SmartCentres, which are accounted for under the equity method of accounting. Please see Note 4 - Investments in Unconsolidated Real Estate Ventures. Other than the entities noted above, we do not currently have any material relationships with unconsolidated entities or financial partnerships.

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
JUNE 30, 2025

(Unaudited)

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

The value of the tangible assets, consisting of land and buildings, is determined as if vacant. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. There were no property acquisitions during the six months ended June 30, 2025 and 2024, and no intangible assets were recorded. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent.

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

Acquisitions that do not meet the definition of a business, as defined under current GAAP, are accounted for as asset acquisitions. During the six months ended June 30, 2025 and 2024 there were no property acquisitions.

During the three months ended June 30, 2025 and 2024, we expensed approximately $0.1 million and $0.2 million, respectively, of acquisition-related transaction costs that did not meet our capitalization policy. During the six months ended June 30, 2025 and 2024, we expensed approximately $0.3 million and $0.4 million, respectively, of acquisition-related transaction costs that did not meet our capitalization policy.

Evaluation of Possible Impairment of Long-Lived Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets, including those held through joint ventures, may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025

(Unaudited)

operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. For the six months ended June 30, 2025 and 2024, no impairment losses were recognized.

Advertising Costs

Advertising costs are included in property operating expenses and general and administrative expenses, depending on the nature of the expense, in the accompanying consolidated statements of operations. These costs are expensed in the period in which the cost is incurred. The Company incurred advertising costs of approximately $0.7 million and $1.6 million for the three and six months ended June 30, 2025 respectively, and approximately $0.6 million and $1.2 million for the three and six months ended June 30, 2024 respectively.

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

Sponsor Funding Agreement

On November 1, 2023, the Company entered into a sponsor funding agreement (the “Sponsor Funding Agreement”) by and among the Company, our Operating Partnership and our Sponsor pursuant to which the Sponsor agreed to fund the payment of (i) the upfront 3% sales commission for the sale of Class Y shares, (ii) the upfront 3% dealer manager fee for the Class Y shares, and (iii) the estimated 1% organization and offering expenses for the sale of Class Y shares and Class Z shares in our Public Offering. In addition, the Sponsor reimbursed the Company in cash to cover the dilution from the one-time stock dividend described below. In connection with the termination of our Primary Offering, the Sponsor Funding Agreement was terminated effective as of May 30, 2025, though our Sponsor or its affiliates are still obligated to provide the funding amounts set forth in the Sponsor Funding Agreement and entitled to receive Series C Units until the final payment of such funding amounts, and the final issuance of the Series C Units for such funding amounts, as contemplated by the terms of the Sponsor Funding Agreement.

In consideration for the Sponsor providing the funding for the front-end sales load described above and the cash to cover the dilution from the stock dividend, the Operating Partnership was obligated to issue a number of Series C Units to the Sponsor equal to the dollar amount of such funding divided by the then-current offering price (initially $9.30 per share and currently at $10.00 per share) for the Class Y shares and Class Z shares sold in the Public Offering. Pursuant to the Sponsor Funding Agreement, the Sponsor reimbursed the Company monthly within 30 days after the end of each calendar month for the applicable front-end sales load it agreed to fund, and the Operating Partnership issued the Series C Units on a monthly basis, effective as of the respective funding date. The Series C Units convert into Class A Units of our Operating Partnership if the estimated net asset value equal to at least $10.00 per share. Such conversion is limited such that the dilution caused by the conversion may not reduce the diluted estimated net asset value below $10.00 per share. On August 7, 2024, we declared an Estimated Per Share NAV of $10.00 calculated as of March 31, 2024. No Series C Units were converted to Class A Units as a result of this Estimated Per Share NAV being declared.

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

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025

(Unaudited)

Balance at December 31, 2024	$3,777,104
Total consideration received	421,912
Reduction of Property operating expense - affiliates	(497,240)
Balance at June 30, 2025	$3,701,776

Allowance for Doubtful Accounts

Tenant accounts receivable is reported net of an allowance for doubtful accounts. Management records a general reserve estimate based upon a review of the current status of tenant accounts receivable. It is reasonably possible that management’s estimate of the allowance will change in the future. As of June 30, 2025 and December 31, 2024, approximately $41,000 and $55,000, respectively, were recorded to allowance for doubtful accounts, and are included within other assets in the accompanying consolidated balance sheets.

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

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place leases. We amortize in-place leases on a straight-line basis over 18 months, the estimated average rental period for the leases. As of June 30, 2025, the gross amounts allocated to in-place lease intangibles were approximately $9.8 million and accumulated amortization of in-place lease intangibles totaled approximately $9.8 million. As of December 31, 2024, the gross amounts allocated to in-place lease

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025

(Unaudited)

intangibles were approximately $9.5 million and accumulated amortization of in-place lease intangibles totaled approximately $9.5 million.

Debt Issuance Costs

The net carrying value of costs incurred in connection with obtaining non revolving debt are presented on the consolidated balance sheets as a reduction of the related debt. Debt issuance costs are amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of June 30, 2025 and December 31, 2024, accumulated amortization of debt issuance costs related to non revolving debt totaled approximately $0.4 million and $1.1 million, respectively. For the three and six months ended June 30, 2025 we expensed approximately $0.2 million and $0.7 million, respectively and we expensed approximately $0.3 million and $0.6 million, respectively, for the three and six months ended June 30, 2024, in debt issuance cost.

Organizational and Offering Costs

Our Advisor may fund organization and offering costs on our behalf. We are required to reimburse our Advisor for such organization and offering costs; provided, however, our Advisor funded, and was not reimbursed for, 1.0% of the gross offering proceeds from the sale of Class W shares towards payment of organization and offering expenses, which we recognized as a capital contribution from our Advisor. Our Advisor must reimburse us within 60 days after the end of the month in which the initial public offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions, dealer manager fees, stockholder servicing fees and dealer manager servicing fees) in excess of 15% of the gross offering proceeds from the Primary Offering. If at any point in time we determine that the total organization and offering costs are expected to exceed 15% of the gross proceeds anticipated to be received from the Primary Offering, we will recognize such excess as a capital contribution from our Advisor. As of June 30, 2025, organization and offering costs from the Primary Offering were less than 15% of gross proceeds from the Primary Offering. Offering costs are recorded as an offset to additional paid-in capital, and organization costs are recorded as an expense.

In connection with our Private Offering, our Former Dealer Manager received a sales commission of up to 6.0% of gross proceeds from sales in the Private Offering and a dealer manager fee equal to up to 3.0% of gross proceeds from sales in the Private Offering under the terms of the Private Offering Dealer Manager Agreement.

In connection with our Primary Offering, our Former Dealer Manager received a sales commission of up to 6.0% of gross proceeds from sales of Class A shares and up to 3.0% of gross proceeds from the sales of Class T shares and Class Y shares in the Primary Offering and a dealer manager fee up to 3.0% of gross proceeds from sales of Class A shares, Class T shares and Class Y shares in the Primary Offering under the terms of the Dealer Manager Agreement. Our Former Dealer Manager did not receive an upfront sales commission or dealer manager fee from the sales of Class W shares or Class Z shares in the Primary Offering; however, we and/or our Sponsor paid to our Former Dealer Manager dealer manager support in the amount of 1.5% of the gross offering proceeds of the Class W shares and Class Z shares sold in the Primary Offering for payment of wholesaler commissions and other wholesaler expenses associated with the sales of the Class W shares and Class Z shares. In addition, our Former Dealer Manager received an ongoing stockholder servicing fee that was payable monthly and accrued daily in an amount equal to 1/365th of 1% of the purchase price per share of the Class T shares and Class Y shares sold in the Primary Offering. Our Former Dealer Manager also received an ongoing dealer manager servicing fee that was payable monthly and accrued daily in an amount equal to 1/365th of 0.5% of the purchase price per share of the Class W shares and Class Z shares sold in the Primary Offering. Pursuant to the Dealer Manager Agreement, we were to cease paying the stockholder servicing fee with respect to the Class T shares and Class Y shares sold in the Primary Offering at the earlier of (i) the date we listed our shares on a national securities exchange, merged or consolidated with or into another entity, or sold or disposed of all or substantially all of our assets, (ii) the date at which the aggregate underwriting compensation from all sources equaled 10% of the gross proceeds from the sale of Class A shares, Class T shares, Class Y shares, Class W shares and Class Z shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our distribution reinvestment plan), which calculation was to be made by us with the assistance of our Former Dealer Manager commencing after the termination of our Primary Offering; (iii) with respect to a particular Class T share and Class Y share, the third anniversary of the issuance of such share; and (iv) the date that such Class T share or Class Y share is redeemed or is no longer outstanding. Additionally, we were to cease paying the dealer manager servicing fee with respect to the Class W share and Class Z share sold in the Primary Offering at the earlier of (i) the date we listed our shares on a national securities exchange, merged or consolidated with or into another entity, or sold or disposed of all or substantially all of our assets, (ii) the date at which the aggregate underwriting compensation from all sources equaled 10% of the gross proceeds from the sale of Class A shares, Class T shares, Class Y shares, Class W shares and Class Z shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our distribution reinvestment plan),which calculation was to be made by us with the assistance of our Former Dealer Manager commencing after the termination of our Primary Offering; (iii) the end of the

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025

(Unaudited)

month in which the aggregate underwriting compensation paid in our Primary Offering with respect to Class W shares and Class Z shares, comprised of the dealer manager servicing fees and dealer manager support, equaled 9.0% of the gross proceeds from the sale of Class W shares and Class Z shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our distribution reinvestment plan), which calculation was to be made by us with the assistance of our Former Dealer Manager commencing after the termination of our Primary Offering, and (iv) the date that such Class W share or Class Z share is redeemed or is no longer outstanding. However, in June 2025, our Former Dealer Manager ceased operations; accordingly, we ceased paying the dealer manager servicing fees previously due to our Former Dealer Manager and during the quarter ended June 30, 2025, we reduced the dealer manager servicing fee payable included in Accounts Payable and Accrued Liabilities and the related offering cost included in Additional Paid In Capital totaling approximately $950,000.

Our Former Dealer Manager entered into participating dealer agreements with certain other broker-dealers which authorized them to sell our shares. Upon sale of our shares by such broker-dealers, our Former Dealer Manager re-allowed all of the sales commissions and, subject to certain limitations, the stockholder servicing fees paid in connection with sales made by these broker-dealers. Our Former Dealer Manager was also permitted to re-allow to these broker-dealers a portion of their dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by our Former Dealer Manager, payment of attendance fees required for employees of our Former Dealer Manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution-related expenses. Our Former Dealer Manager also received reimbursement of bona fide due diligence expenses; however, to the extent these due diligence expenses could not be justified, any excess over actual due diligence expenses would have been considered underwriting compensation subject to a 10% FINRA limitation and, when aggregated with all other non-accountable expenses in connection with our Public Offering, could not exceed 3% of gross offering proceeds from sales in the Public Offering. We historically recorded a liability within Accounts Payable and Accrued Liabilities for the future estimated stockholder and dealer manager servicing fees and a reduction to additional paid-in capital at the time of sale of the Class T, Class Y, Class W and Class Z shares as an offering cost. Following the cessation of paying dealer manager servicing fees, as described above, we will no longer record such fees as a liability within Accounts Payable and Accrued Liabilities.

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

In addition, current accounting guidance requires, among other things, that financial instruments that represent a mandatory obligation of us to repurchase shares be classified as liabilities and reported at settlement value. For the six months ended June 30, 2025, we received redemption requests totaling approximately $3.3 million, approximately $0.2 million was fulfilled during the six months ended June 30, 2025 and the remaining approximately $3.1 million was included in accounts payable and accrued liabilities as of June 30, 2025 and fulfilled in July 2025. For the six months ended June 30, 2024, we received redemption requests totaling approximately $1.2 million, approximately $0.8 million was fulfilled during the six months ended June 30, 2024 and the remaining approximately $0.4 million was included in accounts payable and accrued liabilities as of June 30, 2024 and fulfilled in July 2024.

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
JUNE 30, 2025

(Unaudited)

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

The table below summarizes our fixed rate notes payable at June 30, 2025, we had no fixed rate notes payable outstanding at December 31, 2024. The estimated fair value of financial instruments is subjective in nature and are dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of our fixed and variable rate notes payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025

(Unaudited)

same remaining maturities. These assumptions are considered level 2 inputs within the fair value hierarchy. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. As of June 30, 2025 and December 31, 2024, we believe the fair value of our variable rate debt are reasonably estimated at their notional amounts as there have been minimal changes to the fixed spread portion of interest rates for similar loans observed in the market, and as the variable portion of our interest rates fluctuate with the associated market indices.

	June 30, 2025		December 31, 2024
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Secured Debt	$130,300,000	$129,782,800	$-	$-

During the six months ended June 30, 2025 and 2024, we held interest rate cash flow hedges and foreign currency net investment hedges to hedge our interest rate and foreign currency exposure (See Notes 5 – Debt and 6 – Derivative Instruments). The valuation of these instruments were determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. The analyses reflect the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including interest rate curves, foreign exchange rates and implied volatilities as applicable. The fair value of the interest rate swaps and cap agreements were determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash payments. Our fair values of our net investment hedges are based primarily on the change in the spot rate at the end of the period as compared with the strike price at inception.

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

Although we had determined that the majority of the inputs used to value our hedges were within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our hedges utilized Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, through June 30, 2025, we had assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our hedge positions and determined that the credit valuation adjustment was not significant to the overall valuation of our hedge. As a result, we determined that our hedge valuation in its entirety was classified in Level 2 of the fair value hierarchy.

The table below presents the Company's assets and liabilities measured at fair value on a recurring basis as of June 30, 2025, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets - interest rate hedges	$—	$988,313	$—
Accounts payable and accrued liabilities - interest rate hedges	$—	$628,051	$—
Other assets - foreign currency hedge	$—	$627,244	$—

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
JUNE 30, 2025

(Unaudited)

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

We filed an election to treat our TRS as a taxable REIT subsidiary. In general, the TRS performs additional services for our customers and generally engages in any real estate or non-real estate related business. The TRS is subject to corporate federal and state income tax. The TRS follows accounting guidance which requires the use of the asset and liability method. Additionally, we own and operate a number of self storage properties located throughout Canada, the income of which is generally subject to income taxes under the laws of Canada. Deferred income taxes represent the tax effect of future differences between the book and tax bases of assets and liabilities.

As of both June 30, 2025, and December 31, 2024, the Company had no recorded income tax expense/(benefit). The Company recorded a full valuation allowance against its deferred tax assets of approximately $8.6 million and $6.7 million for the quarter ended June 30, 2025 and December 31, 2024, respectively.

	June 30, 2025	December 31, 2024
Deferred tax asset:
Canadian real estate and non-capital losses	$11,720,162	$9,533,254
Total deferred tax asset	11,720,162	9,533,254
Deferred tax liabilities:
Canadian real estate	(3,084,675)	(2,822,096)
Total deferred tax liabilities	(3,084,675)	(2,822,096)

Valuation allowance	(8,635,487)	(6,711,158)

Net deferred tax liabilities	$—	$—

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025

(Unaudited)

Uncertain tax positions may arise where tax laws may allow for alternative interpretations or where the timing of recognition of income is subject to judgment. Under ASC Topic 740, tax positions are evaluated for recognition using a more–likely–than–not threshold, and those tax positions requiring recognition are measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of June 30, 2025 and December 31, 2024, the Company had no uncertain tax positions. As of June 30, 2025 and December 31, 2024, the Company had no interest or penalties related to uncertain tax positions. Income taxes payable are classified within accounts payable and accrued liabilities in the consolidated balance sheets. The tax years 2021 through 2024 remain open to examination by the major taxing jurisdictions to which we are subject.

Concentration

No single self storage customer represents a significant concentration of our revenues. For the six months ended June 30, 2025, approximately 49%, 15%, and 12% of our rental income was concentrated in the Greater Toronto Area of Canada, Arizona and Florida, respectively. Our properties within the aforementioned geographic areas are dispersed therein, operating in multiple different regions and sub-markets.

Segment Reporting

Our business is composed of one reportable segment: self storage operations. Please see Note 8 - Segment Disclosures.

Per Share Data

Basic earnings per share attributable to our common stockholders for all periods presented are computed by dividing net loss attributable to our common stockholders by the weighted average number of common shares outstanding during the period, excluding unvested restricted stock. Diluted earnings per share is computed by including the dilutive effect of the conversion of all potential common stock equivalents (which includes unvested restricted stock awards and Series B Convertible Preferred Stock) utilizing the treasury stock or if-converted method, as applicable. The dilutive effect of unvested restricted stock and Series B Convertible Preferred Stock was not included in the dilutive weighted average shares as such shares were antidilutive.

The following table presents the unconverted Series B Convertible Preferred Stock and unvested restricted stock awards, that were excluded from the computation of diluted earnings per share above as their effect would have been antidilutive for the respective periods, and was calculated using the treasury stock or if-converted method, as applicable:

	For the six months ended June 30,
	2025	2024
	Equivalent Shares (if converted)	Equivalent Shares (if converted)
Series B Convertible Preferred Stock	13,636,364	13,636,364
Unvested restricted stock awards	11,875	9,512
	13,648,239	13,645,876

Recently Issued Accounting Guidance

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

Note 3. Real Estate Facilities

The following summarizes the activity in real estate facilities during the six months ended June 30, 2025:

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025

(Unaudited)

Real estate facilities
Balance at December 31, 2024	498,291,980
Improvements and additions	226,707
Impact of foreign exchange rate changes	14,821,030
Balance at June 30, 2025	$513,339,717
Accumulated depreciation
Balance at December 31, 2024	(27,645,170)
Depreciation expense	(6,345,293)
Impact of foreign exchange rate changes	(678,375)
Balance at June 30, 2025	$(34,668,838)

There were no acquisitions during the six months ended June 30, 2025 and 2024.

Note 4. Investments in Unconsolidated Real Estate Ventures

We have entered into various agreements with a subsidiary of SmartCentres, an unaffiliated third party, to acquire tracts of land, develop and operate self storage facilities. Our unconsolidated real estate ventures consist of four operating self storage properties in the lease-up phase and one parcel of land that is being developed into a self storage facility.

We account for these investments using the equity method of accounting and they are stated at cost and adjusted for our share of net earnings or losses and reduced by distributions. Equity in earnings (loss) will generally be recognized based on our ownership interest in the earnings (loss) of each of the unconsolidated investments.

For the three months ended June 30, 2025 and 2024, we recorded net aggregate loss of approximately $0.4 million and none, respectively, from our equity in loss related to our unconsolidated real estate venture. For the six months ended June 30, 2025 and 2024, we recorded net aggregate loss of approximately $0.6 million and none, respectively, from our equity in loss related to our unconsolidated real estate venture.

The Company's investments in unconsolidated real estate ventures are summarized as follows:

					Carrying Value of Investment
	Location	Date Real Estate Venture Acquired Land	Date Real Estate Venture Became Operational	Equity Ownership %	June 30, 2025	December 31, 2024
Toronto (1)	Toronto, Ontario	April 2021	June 2025	50%	$4,210,112	$3,708,283
Toronto II (1)	Toronto, Ontario	December 2021	April 2025	50%	5,648,097	5,413,629
Dorval (1)	Dorval, Quebec	February 2023	June 2025	50%	3,278,227	2,569,669
Hamilton (1)	Hamilton, Ontario	November 2023	October 2024	50%	2,452,140	2,459,972
Montreal	Montreal, Quebec	January 2024	Under development	50%	5,602,717	4,055,582
					$21,191,293	$18,207,135
(1)
As of June 30, 2025, these four JV Properties were encumbered by first mortgages pursuant to the SmartCentres Financing (defined below).

SmartCentres Financing

On August 30, 2024, we and SmartCentres, through the Toronto, Toronto II, Dorval and Hamilton joint venture partnerships (the "JV Properties”), entered into a master mortgage commitment agreement (the “MMCA”) with SmartCentres Storage Finance LP (the “SmartCentres Lender”) (collectively, the “SmartCentres Financing”). The SmartCentres Lender is an affiliate of SmartCentres. The initial maximum amount available under the loan is CAD $95.5 million and contains an accordion feature such that borrowings may be increased to CAD $120.0 million, subject to certain conditions set forth in the MMCA. The proceeds of the SmartCentres Financing will be used to finance the development and construction of self storage facilities on the JV Properties. On September 3, 2024, the JV Properties drew approximately CAD $46.3 million on the SmartCentres Financing and distributed approximately CAD $21.8 million to each partner. As of June 30, 2025, approximately CAD $79.6 million was outstanding on the SmartCentres Financing.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025

(Unaudited)

The SmartCentres Financing is secured by first mortgages on each of the JV Properties. Interest on the SmartCentres Financing is a variable annual rate equal to the aggregate of: (i) the Adjusted Daily Compounded Canadian Overnight Repo Rate Average ("CORRA"), plus: (ii) an adjusted Daily Compounded CORRA adjustment of approximately 0.30%, plus (iii) a margin based on the External Credit Rating, plus (iv) a margin under the Senior Credit Facility, each as defined and described further in the MMCA. As of June 30, 2025, the total interest rate was approximately 5.70%.

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

Note 5. Debt

The Company’s secured debt is summarized as follows:

Debt	June 30, 2025	December 31, 2024	Interest Rate	Maturity Date
Huntington Credit Facility(1)	$87,076,757	$107,574,000	6.93%	11/30/2027
National Bank of Canada - Burlington Loan(2)	—	10,445,935	N/A	N/A
National Bank of Canada - Cambridge Loan(3)	—	9,663,950	N/A	N/A
National Bank of Canada - North York Loan(4)	—	16,754,775	N/A	N/A
Bank of Montreal Loan (5)	—	15,044,513	N/A	N/A
First National Loan(6)	—	6,125,639	N/A	N/A
National Bank of Canada - Ontario Loan(7)	—	86,428,202	N/A	N/A
National Bank of Canada - Four Property Loan(8)	46,585,364	—	5.30%	1/8/2028
Skymar - Vancouver	13,000,000	—	7.55%	4/1/2030
Meridian Loan(9)	4,055,786	—	6.70%	3/5/2028
QuadReal - Seven Property Loan(10)	107,662,800	—	5.59%	4/1/2030
Skymar - Bradenton	9,120,000	—	7.50%	4/1/2030
SmartStop Bridge Loan	23,000,000	23,000,000	8.45%	12/31/2025
Debt issuance costs, net	(2,318,013)	(980,658)
Total Debt	$288,182,694	$274,056,356

(1)
As of June 30, 2025, this variable rate loan encumbers 11 properties (Phoenix I, Las Vegas, Phoenix II, Surprise, Apopka, Portland, Newark, Levittown, Chandler, St. Johns and Oxford). We entered into an interest rate swap agreement that fixes SOFR at 2.89% until the maturity of the loan.
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
JUNE 30, 2025

(Unaudited)

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
(8)
This variable rate loan encumbers four properties (Burlington, Cambridge, North York and Edmonton) and the amount shown above is in USD based on the foreign exchange rate in effect as of June 30, 2025. We entered into an interest rate swap agreement that fixes CORRA at 5.58% until the maturity of the loan.
(9)
This variable rate loan encumbers our Etobicoke, ONT development property and the amount shown above is in USD based on the foreign exchange rate in effect as of June 30, 2025.
(10)
This fixed rate loan encumbers seven properties (Mississauga, Mississauga II, Burlington II, Hamilton, Vancouver, Woodbridge and Toronto) and the amount shown above is in USD based on the foreign exchange rate in effect as of June 30, 2025.

The weighted average interest rate on our consolidated debt, excluding the impact of our interest rate hedging activities, as of June 30, 2025 was approximately 6.33%.

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
JUNE 30, 2025

(Unaudited)

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

The amounts outstanding under the Huntington Credit Facility bear interest at a variable rate equal to the one month Term SOFR plus 2.61%, adjusted monthly, with a floor of 3.25%. As of June 30, 2025, the interest rate excluding the impact of our interest rate hedging activities on the Huntington Credit Facility was 6.93%. The loan may be prepaid in whole or in part, without penalty or premium, at any time, subject to certain conditions as set forth in the Credit Agreement.

The Credit Agreement contains certain customary representations and warranties, affirmative, negative and financial covenants, borrowing conditions, and events of default. We serve as a limited recourse guarantor with respect to the Huntington Credit Facility. In particular, the financial covenants include a minimum debt service coverage ratio and minimum net worth and liquid assets requirements applicable to us and our Operating Partnership as guarantors. As of June 30, 2025, we were in compliance with all such covenants.

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
JUNE 30, 2025

(Unaudited)

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

On June 28, 2024, we amended the SmartStop Bridge Loan (the "SmartStop Bridge Loan Amendment") to (i) increase the maximum borrowing capacity of the loan from $15.0 million to $25.0 million; and (ii) extend the maturity date by one-year until December 31, 2025. On July 29, 2024, we drew $8.0 million pursuant to the SmartStop Bridge Loan. As of June 30, 2025, we had $2.0 million of available capacity on the SmartStop Bridge Loan. On July 29, 2025, we drew $2.0 million pursuant to the SmartStop Bridge Loan.

As of June 30, 2025, the interest rate on the SmartStop Bridge Loan was 8.45%. Payments under the SmartStop Bridge Loan are interest-only and payable monthly. The SmartStop Bridge Loan may be prepaid either in whole or in part, at any time, without penalty or premium.

The SmartStop Bridge Loan contains customary affirmative and negative covenants, agreements, representations, warranties and borrowing conditions, and events of default. As of June 30, 2025, we were in compliance with all such covenants.

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
JUNE 30, 2025

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
JUNE 30, 2025

(Unaudited)

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
JUNE 30, 2025

(Unaudited)

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

The Four Property Loan Agreement contains a modified debt service coverage ratio and customary affirmative, negative, and financial covenants, an interest reserve requirement, agreements, representations, warranties and borrowing conditions, and events of default, all as set forth in the Four Property Loan Agreement. We serve as a full recourse guarantor with respect to the National Bank of Canada — Four Property Loan. As of June 30, 2025, we were in compliance with all such covenants.

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

Pursuant to the loan agreement for the Skymar - Vancouver Loan (the “Skymar Vancouver Loan Agreement”), amount outstanding under the Skymar - Vancouver Loan bears interest at an annual fixed rate equal to 7.55%. The Skymar — Vancouver Loan has a maturity date of April 1, 2030. Payments under the Skymar — Vancouver Loan are payable monthly and are interest-only until April 1, 2027 and are principal and interest thereafter. The Skymar — Vancouver Loan may be prepaid in whole, but not in part, at any time, subject to certain conditions as set forth in the Skymar Vancouver Loan Agreement. The loan documents contain agreements; representations; warranties and borrowing conditions; reserve requirements and events of default all as set forth in such loan documents. In addition, and pursuant to the terms of the limited recourse guaranty, we serve as a non-recourse guarantor with respect to the Skymar - Vancouver Loan. As of June 30, 2025, we were in compliance with all such covenants.

Meridian Financing

On March 6, 2025, we, through an indirect, wholly-owned special purpose entity, entered into a credit agreement with Meridian Credit Union Limited (the “Meridian Credit Agreement”) with a maximum borrowing capacity of approximately CAD $16.0 million (the "Meridian Loan"). At close, we borrowed approximately CAD $2.1 million. The Meridian Loan is secured by a first mortgage on our development property in Etobicoke, Ontario Canada (the "Etobicoke Property"). The proceeds of the Meridian Loan will be used to fund development of a self storage facility on the Etobicoke Property. As of June 30, 2025, we had approximately CAD $5.5 million outstanding and approximately CAD $10.5 million of available capacity.

Pursuant to the Meridian Credit Agreement, amounts outstanding under the Meridian Loan bear interest at an annual rate equal to the Canada Prime Rate plus 1.50%, subject to a minimum all-in floor rate of 6.70% per annum. The Meridian Loan has an initial term of three years, maturing on March 5, 2028, with two six-month extension options. Payments under

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025

(Unaudited)

the Meridian Loan are interest-only and are capitalized to the outstanding principal balance until the maximum borrowing capacity has been reached.

The Meridian Credit Agreement contains customary affirmative, negative, and financial covenants, agreements, representations, warranties and borrowing conditions, and events of default. We serve as a full recourse guarantor with respect to the Meridian Loan. As of June 30, 2025, we were in compliance with all such covenants.

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

The QuadReal - Seven Property Loan Agreement also contains customary affirmative, negative, and financial covenants, agreements, representations, warranties and borrowing conditions, and events of default, all as set forth in the QuadReal - Seven Property Loan Agreement. We serve as a non-recourse guarantor with respect to the QuadReal — Seven Property Loan. In addition, we provided the lenders with a debt service guarantee. However, the debt service guarantee may be terminated early based on achieving two consecutive fiscal quarters at a specific debt service ratio of not less than 1.1 to 1.0, as described in the QuadReal — Seven Property Loan Agreement. As of June 30, 2025, we were in compliance with all such covenants.

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

Pursuant to the loan agreement for the Skymar Bradenton Loan (the "Skymar Bradenton Loan Agreement"), amounts outstanding under the Skymar - Bradenton Loan bear interest at an annual fixed rate equal to 7.50%. The Skymar - Bradenton Loan has a maturity date of April 1, 2030. Payments under the Skymar - Bradenton Loan are payable monthly and are interest-only until April 1, 2027 and are principal and interest thereafter. The Skymar - Bradenton Loan may be prepaid in whole, but not in part, at any time, subject to certain conditions as set forth in the Skymar - Bradenton Loan Agreement. The loan documents contain agreements; representations; warranties and borrowing conditions; reserve requirements and events of default all as set forth in such loan documents. In addition, and pursuant to the terms of the limited recourse guaranty, we serve as a non-recourse guarantor with respect to the Skymar - Bradenton Loan. As of June 30, 2025, we were in compliance with all such covenants.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025

(Unaudited)

The following table presents the future principal payment requirements on our outstanding secured debt as of June 30, 2025:

2025	$23,435,545
2026	930,461
2027	88,246,945
2028	48,589,287
2029	326,349
2030	128,972,120
Total payments	290,500,707
Debt issuance costs, net	(2,318,013)
Total	$288,182,694

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

For derivatives designated as net investment hedges for GAAP purposes, the changes in the fair value of the derivatives are reported in accumulated other comprehensive income. Amounts are reclassified out of accumulated other comprehensive income (loss) into earnings when the hedged net investment is either sold or substantially liquidated. The change in the value of the designated portion of our settled and unsettled foreign currency hedges is recorded net in foreign currency hedge contract gain (loss) in our consolidated statements of comprehensive loss in the related period.

The change in the value of the portion of our settled and unsettled foreign currency hedge that is not designated for hedge accounting for GAAP is recorded in Foreign currency adjustment within our consolidated statements of operations and represented a loss of approximately $2.6 million and a gain of approximately $0.1 million for the six months ended June 30, 2025 and 2024, respectively.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025

(Unaudited)

The following table summarizes the terms of our derivative financial instruments as of June 30, 2025:

	Notional Amount	Strike	Effective Date	Maturity Date
Interest Rate Derivatives:
CORRA Swap - Four Property Loan (1)	$63,606,449	3.03%	January 9, 2025	January 10, 2028
SOFR Swap - Huntington Credit Facility(2)	$87,076,757	2.89%	March 4, 2025	November 30, 2027
Foreign Currency Hedge:
CAD Put (3)	$200,000,000	1.40%	December 20, 2024	December 19, 2025

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

The following table presents a gross presentation of the fair value of our derivatives financial instruments as well as their classification on our consolidated balance sheets as of June 30, 2025 and December 31, 2024:

	Asset/Liability Derivatives Fair Value
	June 30, 2025	December 31, 2024
Interest Rate Hedges:
Other assets	$988,313	$3,219,413
Accounts payable and accrued liabilities	$628,051	$2,448,275
Foreign Currency Hedges:
Other assets	$627,244	$4,409,134

The following table presents the effects of our derivative financial instruments on our consolidated statements of operations for the periods presented:

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025

(Unaudited)

	Gain (loss) recognized in OCI for the three months ended June 30,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI for the three months ended June 30,		Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Type	2025	2024		2025	2024		2025	2024
Interest Rate Swaps	$(110,434)	$216,938	Interest Expense	$2,519	$(375,289)	Interest Expense	$—	$(2,530)
Interest Rate Caps	—	—	Interest Expense	49,516	(87,000)	Interest Expense	—	—
Foreign Currency Put	(1,034,818)	(9,257)	N/A	—	—	N/A	—	—
	$(1,145,252)	$207,681		$52,035	$(462,289)		$—	$(2,530)

	Gain (loss) recognized in OCI for the six months ended June 30,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI for the six months ended June 30,		Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Type	2025	2024		2025	2024		2025	2024
Interest Rate Swaps	$(1,477,659)	$1,470,654	Interest Expense	$1,340	$(764,662)	Interest Expense	$(305,981)	$(2,530)
Interest Rate Caps	—	—	Interest Expense	124,439	(174,001)	Interest Expense	110,805	—
Foreign Currency Put	(1,190,074)	11,913	N/A	—	—	N/A	—	—
	$(2,667,733)	$1,482,567		$125,779	$(938,663)		$(195,176)	$(2,530)

Based upon the forward rates in effect as of June 30, 2025, we estimate that approximately $0.4 million related to our qualifying cash flow hedges will be reclassified to reduce interest expense during the next 12 months.

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

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025

(Unaudited)

We primarily used the net proceeds from the issuance of the Preferred Shares to repay the SmartStop Delayed Draw Mezzanine Loan, to redeem the Series A Preferred Units of our Operating Partnership, and to finance the acquisitions of the Vancouver Property and Ontario Portfolio.

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
JUNE 30, 2025

(Unaudited)

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
JUNE 30, 2025

(Unaudited)

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

As of June 30, 2025, there were 150,000 Preferred Shares outstanding with an aggregate liquidation preference of approximately $153.1 million, which consists of $150 million from the initial closing and approximately $3.1 million of accumulated and unpaid distributions.

Note 8. Segment Disclosures

Our business is composed of one reportable segment: self storage operations. Within our self storage operations segment, as of June 30, 2025 and December 31, 2024, approximately $294.6 million and $278.2 million, respectively, of our assets relate to our operations in Canada. For the three and six months ended June 30, 2025, approximately $4.3 million and $8.3 million, respectively, of our revenues in the self storage segment related to our operations in Canada.

For the three and six months ended June 30, 2024 approximately $3.8 million and approximately $7.3 million, respectively, of our revenues in the self storage segment related to our operations in Canada.

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

The following tables summarize information for the reportable segments for the three and six months ended June 30, 2025 and 2024:

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Self storage rental revenue	$7,612,852	$6,946,834	$14,916,493	$13,524,421
Ancillary operating revenue	57,788	49,554	103,505	88,878
Total revenues	7,670,640	6,996,388	15,019,998	13,613,299
Operating expenses:
Property operating expenses
Property taxes	959,318	932,401	1,893,858	1,831,821
Payroll	602,968	555,507	1,172,115	1,183,387
Advertising	247,138	279,884	490,868	540,409
Repairs & maintenance	243,786	248,469	555,976	484,618
Utilities	235,784	229,076	603,919	561,305
Property insurance	139,600	133,857	279,208	305,093
Administrative and professional	402,857	386,231	774,587	787,506
Total property operating expenses	2,831,451	2,765,425	5,770,531	5,694,139
Other operating expenses:
Property operating expenses – affiliates	1,331,452	1,287,048	2,571,719	2,567,643
General and administrative	1,678,129	1,593,060	3,381,937	3,147,798
Depreciation	3,280,079	3,172,390	6,398,481	6,347,622
Intangible amortization expense	—	838,548	—	1,878,146
Acquisition expenses	147,714	185,431	269,610	417,895
Total other operating expenses	6,437,374	7,076,477	12,621,747	14,359,104
Operating loss:	(1,598,185)	(2,845,514)	(3,372,280)	(6,439,944)
Other income (expense):
Interest expense	(4,176,197)	(4,532,579)	(8,283,492)	(9,242,874)
Interest expense – debt issuance costs	(180,518)	(277,667)	(668,915)	(553,925)
Derivative fair value adjustment	—	147,357	(531,449)	1,763,673
Other income (expense)	(9,829)	157,331	69,183	345,149
Equity in loss of unconsolidated joint venture	(385,074)	—	(607,602)	—
Foreign currency adjustment	3,304,699	(1,151,535)	3,108,763	(3,357,638)
Net loss	$(3,045,104)	$(8,502,607)	$(10,285,792)	$(17,485,559)

Note 9. Related Party Transactions

Fees to Affiliates

Our Private Offering Advisory Agreement and our Private Offering Dealer Manager Agreement entitled our Advisor and our Former Dealer Manager to specified fees upon the provision of certain services with regard to the Private Offering and investment of funds in real estate properties, among other services, as well as reimbursement for organization and offering costs incurred by our Advisor on our behalf and reimbursement of certain costs and expenses incurred by our Advisor in providing services to us.

In addition, our Advisory Agreement with our Advisor entitles our Advisor and our Dealer Manager Agreement with our Former Dealer Manager entitled our Former Dealer Manager to specified fees upon the provision of certain services with regard to the Public Offering and investment of funds in real estate properties, among other services, as well as reimbursement for organization and offering costs incurred by our Advisor on our behalf and reimbursement of certain costs and expenses incurred by our Advisor in providing services to us.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025

(Unaudited)

Organization and Offering Costs

Organization and offering costs of the Private Offering paid by our Advisor on our behalf will be reimbursed to our Advisor. In addition, organization and offering costs of the Public Offering have been paid and will continue to be paid by our Advisor on our behalf and will be reimbursed to our Advisor; provided, however, that our Advisor funded, and was not reimbursed for, 1.0% of the gross offering proceeds from the sale of Class W shares towards payment of organization and offering expenses. Organization and offering costs consist of all expenses (other than sales commissions, the dealer manager fee, stockholder servicing fees and dealer manager servicing fees) to be paid by us in connection with the Private Offering and Public Offering, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable organization and offering expenses, including, but not limited to, (i) amounts to reimburse our Advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of our Advisor and its affiliates in connection with registering and marketing our shares; (ii) technology costs associated with the Private Offering and Public Offering; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses. Our Advisor will be required to reimburse us within 60 days after the end of the month which the Public Offering terminates to the extent we paid or reimbursed organization and offering costs (including sales commissions, dealer manager fees, stockholder servicing fees, and dealer manager servicing fees) in excess of 15% of the gross offering proceeds from the Primary Offering. As of June 30, 2025, organization and offering costs from the Primary Offering were less than 15% of gross proceeds from the Primary Offering.

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

Our Advisory Agreement provides for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us. Beginning four fiscal quarters after commencement of the Public Offering, pursuant to our Advisory Agreement, our Advisor is required to pay or reimburse us the amount by which our aggregate annual operating expenses, as defined, exceed the greater of 2% of our average invested assets or 25% of our net income, as defined, unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For any fiscal quarter for which total operating expenses for the 12 months then ended exceed the limitation, we will disclose this fact in our next quarterly report or within 60 days of the end of that quarter and send a written disclosure of this fact to our stockholders. In each case the disclosure will include an explanation of the factors that the independent directors considered in arriving at the conclusion that the excess expenses were justified. As of June 30, 2025, our aggregate annual operating expenses, as defined, did not exceed the threshold described above.

The Sponsor Funding Agreement

Beginning November 1, 2023, our Sponsor agreed to fund the payment of (i) the upfront 3% sales commission for the sale of Class Y shares, (ii) the upfront 3% dealer manager fee for the Class Y shares, and (iii) the estimated 1% organization and offering expenses for the sale of Class Y shares and Class Z shares in our Public Offering. In the event total organization and offering expenses actually incurred exceed the estimated 1% organization and offering expenses for the sale of Class Y shares and Class Z shares, we will pay the difference between the total organization and offering expenses actually incurred

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025

(Unaudited)

and the estimated 1% organization and offering expenses funded by our Sponsor. In addition, our Sponsor has reimbursed us in cash to cover the dilution from the one-time stock dividends described above in Note 1 - Organization. In connection with the termination of our Primary Offering, the Sponsor Funding Agreement was terminated effective as of May 30, 2025, though our Sponsor or its affiliates are still obligated to provide the funding amounts set forth in the Sponsor Funding Agreement and entitled to receive Series C Units until the final payment of such funding amounts, and the final issuance of the Series C Units for such funding amounts, as contemplated by the terms of the Sponsor Funding Agreement.

In consideration for our Sponsor providing the funding for the front-end sales load and the cash to cover the dilution from the stock dividends described above and in Note 1 - Organization, our Operating Partnership was obligated to issue a number of Series C Units of limited partnership interest in our Operating Partnership to our Sponsor equal to the dollar amount of such funding divided by the then-current offering price (initially $9.30 per share and currently $10.00 per share) for the Class Y and Class Z shares sold in our Public Offering. Pursuant to the sponsor funding agreement by and among us, our Operating Partnership, and our Sponsor, our Sponsor reimbursed us monthly for the applicable front end sales load it agreed to fund, and our Operating Partnership issued the Series C Units on a monthly basis, upon such reimbursement. In connection with the foregoing, we and our Operating Partnership entered into Amendment No. 3 to the Operating Partnership Agreement (“Amendment No. 3”) to establish Series C Subordinated Convertible Units of limited partnership interest in our Operating Partnership. Amendment No. 3 sets forth the key terms of the Series C Units, which are summarized below.

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
JUNE 30, 2025

(Unaudited)

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

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the year ended December 31, 2024 and the six months ended June 30, 2025, as well as any related amounts payable as of December 31, 2024 and June 30, 2025:

	Year Ended December 31, 2024			Six Months Ended June 30, 2025
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Operating expenses (including organizational costs)	$12,220,370	$7,066,191	$9,299,781	$4,882,179	$1,605,927	$12,576,033
Asset management fees	4,253,616	2,458,196	2,448,348	2,152,682	1,130,623	3,470,407
Property management fees	1,688,524	798,536	1,150,689	916,278	404,797	1,662,170
Acquisition expenses (1)	589,216	146,146	978,373	212,532	—	1,190,905
Capitalized
Acquisition related (2)	113,259	452,694	—	—	—	—
Total	$18,864,985	$10,921,763	$13,877,191	$8,163,671	$3,141,347	$18,899,515

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

In order to protect the interest of the Property Manager in receiving these revenues in light of the fact that we control the properties and, hence, the ability of the Property Manager to receive such revenues, we and an affiliate of our Property Manager agreed to transfer our respective rights in such revenue to a joint venture entity owned 0.1% by our TRS subsidiary and 99.9% by our Property Manager’s affiliate (the “PM Affiliate”). Under the terms of the operating agreement of the joint

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025

(Unaudited)

venture entity, dated March 8, 2021 (the “JV Agreement”), our TRS receives 0.1% of the net revenues generated from such Tenant Programs and the PM Affiliate receives the other 99.9% of such net revenues. The JV Agreement further provides, among other things, that if a member or its affiliate terminates all or substantially all of the property management agreements or defaults in its material obligations under the JV Agreement or undergoes a change of control, as defined, (the “Triggering Member”), the other member generally shall have the right (but not the obligation) to either (i) sell all of its interest in the joint venture to the Triggering Member at fair market value (as agreed upon or as determined under an appraisal process) or (ii) purchase all of the Triggering Member’s interest in the joint venture at 95% of fair market value. For the six months ended June 30, 2025 and 2024, an affiliate of our Property Manager received net revenue from this joint venture of approximately $0.7 million and $0.6 million, respectively.

Storage Auction Program

Our Sponsor owns a minority interest in a company that owns 50% of an online auction company (the “Auction Company”) that serves as a web portal for self storage companies to post their auctions for the contents of abandoned storage units online instead of using live auctions conducted at the self storage facilities. The Auction Company receives a service fee for such services. During the six months ended June 30, 2025 and 2024, we paid approximately $4,000 and $5,000 in fees to the Auction Company related to our properties, respectively. Our properties will receive the proceeds from such online auctions.

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

As of June 30, 2025, we have sold approximately 1.0 million Class P shares, approximately 0.2 million Class A shares, approximately 0.3 million Class T shares, approximately 46,000 Class W shares, approximately 0.1 million Class Y shares and approximately 6,000 Class Z shares for gross proceeds of approximately $16.3 million pursuant to the distribution reinvestment plan.

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
JUNE 30, 2025

(Unaudited)

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

For the six months ended June 30, 2025 we received redemption requests totaling approximately $3.3 million. Approximately $0.2 million was fulfilled during the six months ended June 30, 2025 and the remaining $3.1 million was included in accounts payable and accrued liabilities as of June 30, 2025 and fulfilled in July 2025. For the six months ended June 30, 2024 we received redemption requests totaling approximately $1.2 million. Approximately $0.8 million was fulfilled during the six months ended June 30, 2024 and the remaining approximately $0.4 million was included in accounts payable and accrued liabilities as of June 30, 2024 and fulfilled in July 2024.

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
JUNE 30, 2025

(Unaudited)

Other Contingencies

From time to time, we are party to legal proceedings that arise in the ordinary course of our business. We are not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by governmental authorities.

Note 11. Declaration of Distributions

Cash Distribution Declaration

On June 27, 2025, our board of directors declared a daily distribution rate of approximately $0.001698 per day per share on the outstanding shares of common stock payable to Class A, Class T, Class W, Class P, Class Y and Class Z stockholders of record of such shares as shown on our books at the close of business on each day of the period commencing on July 1, 2025 and ending September 30, 2025. In connection with this distribution, stockholders who hold Class T and Class Y shares, will be paid an amount equal to approximately $0.001698 per day less the stockholder servicing fee payable per share per day and stockholders who hold Class W and Class Z shares, will be paid an amount equal to approximately $0.001698 per day per share less the dealer manager servicing fee payable per share per day. Such distributions payable to each stockholder of record during a month will be paid the following month.

Note 12. Potential Acquisitions

Potential Acquisition of Scarborough Property

On July 15, 2021, an affiliate of our Sponsor assigned its interest in a purchase and sale agreement (the “Scarborough Purchase Agreement”) with an unaffiliated third party for the acquisition of a parcel of land to be developed into a self storage facility located in Scarborough, in the city of Toronto, Ontario (the “Scarborough Property”) to a wholly-owned subsidiary of our Operating Partnership. The purchase price of the Scarborough Property is approximately CAD $3.0 million. Construction is expected to commence following the closing of the acquisition. We expect to fund the acquisition of the Scarborough Property with potential future debt financing. If we fail to complete the acquisition, we may forfeit CAD $450,000 in earnest money deposits.

Note 13. Subsequent Events

SmartStop Bridge Loan

On July 29, 2025, we drew $2.0 million pursuant to the SmartStop Bridge Loan.

Suspension of Share Redemption Plan

On August 6, 2025, the Company’s board of directors approved the suspension of our share redemption plan effective September 6, 2025, except with respect to redemption requests made in connection with the death, commitment to a long-term care facility, qualifying disability or bankruptcy of a stockholder. Accordingly, all pending redemption requests that were not made in connection with the death, commitment to a long-term care facility, qualifying disability or bankruptcy of a stockholder will be not be redeemed, nor will any additional such requests received hereafter be redeemed, until further notice. The SRP shall remain suspended as discussed above until such time, if any, as the Company’s board of directors may approve the resumption of the SRP.

Offering Status

As of August 6, 2025, in connection with our offerings we have issued approximately 11.6 million Class P shares for gross offering proceeds of approximately $110.6 million, approximately 3.2 million Class A shares for gross offering proceeds of approximately $32.4 million, approximately 5.1 million Class T shares for gross offering proceeds of approximately $51.1 million, approximately 0.7 million Class W shares for gross offering proceeds of approximately $6.7 million, approximately 5.4 million Class Y shares for gross offering proceeds of approximately $52.0 million and approximately 0.6 million Class Z shares for gross offering proceeds of approximately $5.6 million.

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

On February 26, 2021, pursuant to a confidential private placement memorandum, we commenced a private offering (the “Private Offering”) of up to $200,000,000 in shares of our common stock and $20,000,000 shares of common stock pursuant to our distribution reinvestment plan. Please see Note 1 of the Notes to the Consolidated Financial Statements contained elsewhere in this report for additional information. The primary portion of the Private Offering was terminated on March 17, 2022. We received approximately $100.7 million in offering proceeds from the sale of our common stock pursuant to the Private Offering. Through our distribution reinvestment plan, we have issued approximately 1.0 million Class P shares for gross proceeds of approximately $9.6 million.

In connection with the Public Offering, defined below, we filed articles of amendment to our Charter (the “Articles of Amendment”) and articles supplementary to our Charter (the “Articles Supplementary”). Following the filing of the Articles of Amendment and the Articles Supplementary, we authorized 30,000,000 shares of common stock designated as Class P shares, 300,000,000 shares of common stock designated as Class A shares, 300,000,000 shares of common stock designated as Class T shares, and 70,000,000 shares of common stock designated as Class W shares. Any common stock sold in the Private Offering were redesignated as Class P common stock upon the filing of the Articles of Amendment. On May 28, 2021, we filed a Registration Statement on Form S-11 (the “Registration Statement”), which was subsequently amended, with the U.S. Securities and Exchange Commission (“SEC”) to register a maximum of $1,000,000,000 in shares of Class A, Class T, and Class W common stock for sale to the public (the “Primary Offering”) and $95,000,000 in shares of Class A, Class T, and Class W common stock for sale pursuant to our distribution reinvestment plan. On March 17, 2022, the SEC declared our registration statement effective. On October 4, 2023, we filed a Post-Effective Amendment to our Registration Statement to register two new classes of common stock (Class Y shares and Class Z shares) with the SEC. On November 1, 2023, the Post-Effective Amendment to our Registration Statement became effective with the SEC. Also, on November 1, 2023, we filed articles supplementary to our Charter which reclassified 200,000,000 Class T shares as Class Y shares and 70,000,000 Class A shares as Class Z shares. Effective November 1, 2023, we began offering Class Y shares and Class Z shares in our Primary Offering for $9.30 per share and Class A shares, Class P shares, Class T shares, Class W shares, Class Y shares and Class Z shares pursuant to our distribution reinvestment plan for $9.30 per share (collectively, the “Public Offering”), and ceased offering Class A shares, Class T shares or Class W shares in our Primary Offering.

On May 20, 2025, our board of directors approved the termination of the Primary Offering, effective as of May 30, 2025, based upon various factors, including the costs of maintaining a public registration of our common stock, the robust size of our portfolio of properties, and our shift in focus to continued portfolio stabilization and performance. The termination of the Primary Offering occurred on May 30, 2025. We sold approximately 2.9 million Class A shares for gross offering proceeds of approximately $30.3 million, approximately 4.8 million Class T shares for gross offering proceeds of approximately $48.1 million, approximately 0.7 million Class W shares for gross offering proceeds of approximately $6.3 million, approximately 5.2 million Class Y shares for gross offering proceeds of approximately $50.4 million, and approximately 0.6 million Class Z shares for gross offering proceeds of approximately $5.5 million in the Primary Offering.

We continue to offer Class P, Class A, Class T, Class W, Class Y, and Class Z shares pursuant to our distribution reinvestment plan. We also continue to offer Class P shares pursuant to our distribution reinvestment plan in our Private Offering. On July 18, 2025, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $75.0 million in shares under our distribution reinvestment plan for all share classes (our “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders.

As of June 30, 2025, we have issued approximately 1.0 million Class P shares, approximately 0.2 million Class A shares, approximately 0.3 million Class T shares, approximately 46,000 Class W shares, approximately 0.1 million Class Y shares, and approximately 6,000 Class Z shares for gross proceeds of approximately $16.3 million through our distribution reinvestment plan.

We have invested the net proceeds from our Private Offering and Public Offering primarily in self storage facilities consisting of both income-producing and growth properties located in the United States and Canada. As of June 30, 2025, we owned 24 operating self storage properties located in seven states (Arizona, Delaware, Florida, Nevada, Oregon, Pennsylvania and Washington) and three Canadian provinces (Alberta, British Columbia and Ontario), and two development properties in Florida and Ontario. As of June 30, 2025, we also own 50% of the equity interests in five unconsolidated real estate ventures located in two Canadian provinces (Ontario and Quebec), with subsidiaries of SmartCentres owning the other 50% of such entities. Our unconsolidated real estate ventures consist of four operating self storage properties in the lease-up phase and one parcel of land that is being developed into a self storage facility.

As of June 30, 2025, our operating self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)	Rental Income %(4)
Alberta	1	495	48,800	2%	92%	3%
Arizona	4	2,850	378,720	17%	94%	14%
British Columbia	1	925	59,180	3%	85%	4%
Delaware	1	820	80,545	4%	90%	3%
Florida	4	2,585	334,615	16%	87%	12%
Nevada	1	335	51,900	2%	94%	3%
Ontario	9	8,785	959,735	44%	89%	50%
Oregon	1	520	55,830	3%	95%	3%
Pennsylvania	1	810	78,040	4%	95%	4%
Washington	1	1,095	99,745	5%	93%	4%
	24	19,220	2,147,110	100%	90%	100%

(1)
Includes all rentable units, consisting of storage units and parking units (approximately 850 units).
(2)
Includes all rentable square feet consisting of storage units and parking units (approximately 199,780 square feet).
(3)
Represents the occupied square feet of all facilities we owned in a state divided by total rentable square feet of all the facilities we owned in such state as of June 30, 2025.
(4)
Represents rental income for all facilities we own in a state divided by our total rental income for the month ended June 30, 2025.

Development properties

Bradenton Land

On February 16, 2023, we, through an indirect, wholly-owned subsidiary of our Operating Partnership, acquired a parcel of land adjacent to our property in Bradenton, Florida (the “Bradenton Land”) from an unaffiliated third party. The purchase price for the Bradenton Land was approximately $1.4 million, plus closing costs and an acquisition fee to our advisor. We intend to expand our current self storage property on the Bradenton Land. Estimated development cost are approximately $4.7 million, which we expect to fund with a combination of net proceeds from our Primary Offering and/or potential future debt financing.

Etobicoke Land

On March 27, 2023, we, through an indirect, wholly-owned subsidiary of our Operating Partnership, acquired a parcel of land to be developed into a self storage facility located in Etobicoke, in the city of Toronto, Ontario (the “Etobicoke Land”) from an unaffiliated third party. The purchase price for the Etobicoke Land was approximately CAD $2.2 million, plus closing costs and an acquisition fee to our advisor. Our cost to complete development is approximately CAD $8.5 million, which we expect to fund with a combination of net proceeds from our Primary Offering and/or the Meridian financing, as described below.

On March 6, 2025, we through wholly-owned subsidiary of our Operating Partnership, entered into a credit agreement with Meridian Credit Union Limited ("Meridian") with a maximum borrowing capacity of CAD $16.0 million. As of June 30, 2025, we had drawn approximately CAD $5.5 million and have CAD $10.5 million available. Please see Note 5 - Debt of the Notes to the Consolidated Financial Statements for additional information.

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

The following table summarizes our 50% ownership interests in unconsolidated real estate ventures as of June 30, 2025:

	Location	Date Real Estate Venture Acquired Land	Real Estate Venture Status	Completion Date or estimated completion	Approx. Units at Completion	Approx. Sq. Ft. (net) at Completion
Toronto (1)	Toronto, Ontario	April 2021	Operational	June 2025	1,200	98,500
Toronto II (1)	Toronto, Ontario	December 2021	Operational	April 2025	1,500	121,500
Dorval (1)	Dorval, Quebec	February 2023	Operational	June 2025	1,250	112,000
Hamilton (1)	Hamilton, Ontario	November 2023	Operational	October 2024	970	100,000
Montreal	Montreal, Quebec	January 2024	Under Development	First half of 2026	1,450	124,000
					6,370	556,000
(1)
As of June 30, 2025, these four JV Properties were encumbered by first mortgages pursuant to the SmartCentres Financing (defined below).

Our 50% share of development costs are currently expected to be approximately CAD $0.7 million for the Toronto
Property, approximately CAD $1.1 million for the Toronto II Property, approximately CAD $0.7 million for the Dorval
Property and approximately CAD $12.1 million for the Montreal Property. Development costs for Toronto, Toronto II and
Dorval properties are expected to be funded with the SmartCentres Financing.The development costs for the Montreal Property are expected to be funded with a combination of net proceeds from our Primary Offering and/or potential future debt financing.

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

On March 10, 2021, we commenced formal operations and we acquired our first six self storage properties during 2021. As of June 30, 2025 and 2024, we owned 24 operating self storage facilities.

Our operating results for the three and six months ended June 30, 2025 and 2024 include full period results for 24 properties. Operating results in future periods will depend on the results of operations of these properties and the real estate properties that we acquire in the future.

Comparison of the three months ended June 30, 2025 and 2024

Total Revenues

Total revenues for the three months ended June 30, 2025 and 2024 were approximately $7.7 million and approximately $7.0 million, respectively. The increase in total revenue of approximately $0.7 million, or 10%, is attributable to an increase in non same-store revenues of approximately $0.5 million due to the lease-up of our non-stabilized properties and an increase in same-store revenues of approximately $0.2 million primarily due to increased rates. We expect total revenues to increase in the future commensurate with our future acquisition activity and lease-up of our non-stabilized properties.

Property Operating Expenses

Property operating expenses for each of the three months ended June 30, 2025 and 2024 were approximately $2.8 million. Property operating expenses include the costs to operate our facilities including payroll, utilities, insurance, real estate taxes, repairs and maintenance, advertising and administrative and professional. We expect property operating expenses to increase in the future as our operational activity increases but decrease as a percentage of total revenues as we lease-up our non-stabilized properties.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for each of the three months ended June 30, 2025 and 2024 were approximately $1.3 million. Property operating expenses – affiliates includes property management fees, asset management fees and advisory contract amortization. We expect property operating expenses – affiliates to increase in the future as our operational activity increases.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2025 and 2024 were approximately $1.7 million and approximately $1.6 million, respectively. General and administrative expenses consist primarily of legal expenses, directors’ and officers’ insurance, transfer agent fees, an allocation of a portion of our Advisor’s payroll related costs, professional and accounting expenses and board of directors related costs. The increase in general and administrative expenses of approximately $0.1 million is primarily attributable to an increase in costs commensurate with the increase in our operational activity. We expect general and administrative expenses to increase in the future as our operational activity increases, but decrease as a percentage of total revenue.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended June 30, 2025 and 2024 were approximately $3.2 million and approximately $4.0 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The decrease in depreciation and amortization expense of approximately $0.8 million is primarily attributable to leases in place being fully amortized at the end of 2024. We expect depreciation and amortization expense to increase in future periods commensurate with our future acquisition activity.

Acquisition Expenses – Affiliates

Acquisition expenses – affiliates for each of the three months ended June 30, 2025 and 2024 were approximately $0.1 million. Acquisition expenses primarily relate to the costs associated with our potential acquisitions prior to the acquisitions becoming probable in accordance with our capitalization policy. We expect acquisition expenses- affiliates to fluctuate in the future commensurate with our acquisition activity.

Other Property Acquisition Expenses

Other property acquisition expenses for each of the three months ended June 30, 2025 and 2024 were approximately $0.1 million. Acquisition expenses primarily relate to the costs associated with our potential acquisitions prior to the acquisitions becoming probable in accordance with our capitalization policy. We expect other property acquisition expenses to fluctuate in the future commensurate with our acquisition activity.

Interest Expense

Interest expense for the three months ended June 30, 2025 and 2024 was approximately $4.2 million and approximately $4.5 million, respectively. Interest expense includes interest expense on our debt and the impact of our interest rate derivatives designated for hedge accounting. The decrease in interest expense of approximately $0.3 million is primarily attributable to lower interest rates on new debt entered into during the fourth quarter of 2024 and first quarter of 2025. We expect interest expense to fluctuate in the future commensurate with our future debt level and interest rates.

Interest Expense – Debt Issuance Costs

Interest expense – debt issuance costs for the three months ended June 30, 2025 and 2024 were approximately $0.2 million and approximately $0.3 million, respectively. Interest expense – debt issuance costs reflects the amortization of fees incurred in connection with obtaining financing. We expect interest expense – debt issuance costs to increase commensurate with our future financing activity.

Derivative fair value adjustment

Derivative fair value adjustment for the three months ended June 30, 2025 and 2024 was approximately none and $0.1 million gain, respectively. Derivative fair value adjustment consists of fair market value adjustment of our interest rate derivatives we elected not to apply hedge accounting. We expect the derivative fair value adjustment to change in the future based upon changes in interest rates and our interest rate hedging activity.

Equity in loss of unconsolidated real estate ventures

Losses from our equity method investments in the JV Properties for the three months ended June 30, 2025 and 2024 were approximately $0.4 million and none, respectively. Losses from our equity method investments in the JV Properties consists of our allocation of earnings and losses from our unconsolidated joint ventures. The increase in equity in loss of unconsolidated real estate ventures relates to the completion of construction and the start of property lease up of one JV Property in the fourth quarter of 2024 and three JV Properties in the second quarter of 2025. We expect Equity in loss of unconsolidated real estate ventures to decrease in the future as our operational activity increases as we lease-up our unconsolidated real estate ventures.

Foreign currency adjustment

Foreign currency adjustment for the three months ended June 30, 2025 and 2024 was approximately $3.3 million gain and approximately $1.2 million loss, respectively. Foreign currency adjustment consists of changes in foreign currency related to our net investments in Canadian real estate not classified as long term in accordance with GAAP. We expect foreign currency adjustment to change in the future based upon changes in exchange rates, as well as future net investments in real estate in currencies other than United States dollars.

Comparison of the six months ended June 30, 2025 and 2024

Total Revenues

Total revenues for the six months ended June 30, 2025 and 2024 were approximately $15.0 million and approximately $13.6 million, respectively. The increase in total revenue of approximately $1.4 million, or 10%, is attributable to an increase in non same-store revenues of approximately $1.0 million due to the lease-up of our non-stabilized properties and an increase in same-store revenues of approximately $0.4 million primarily due to increased rates. We expect total revenues to increase in the future commensurate with our future acquisition activity and lease-up of our non-stabilized properties.

Property Operating Expenses

Property operating expenses for the six months ended June 30, 2025 and 2024 were approximately $5.8 million and approximately $5.7 million, respectively. Property operating expenses include the costs to operate our facilities including payroll, utilities, insurance, real estate taxes, repairs and maintenance, advertising and administrative and professional. We expect property operating expenses to increase in the future as our operational activity increases but decrease as a percentage of total revenues as we lease-up our non-stabilized properties.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for each of the six months ended June 30, 2025 and 2024 were approximately $2.6 million. Property operating expenses – affiliates includes property management fees, asset management fees and advisory contract amortization. We expect property operating expenses – affiliates to increase in the future as our operational activity increases.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2025 and 2024 were approximately $3.4 million and approximately $3.1 million, respectively. General and administrative expenses consist primarily of legal expenses, directors’ and officers’ insurance, transfer agent fees, an allocation of a portion of our Advisor’s payroll related costs, professional and accounting expenses and board of directors related costs. The increase in general and administrative expenses of approximately $0.3 million is primarily attributable to an increase in costs commensurate with the increase in our operational activity. We expect general and administrative expenses to increase in the future as our operational activity increases, but decrease as a percentage of total revenue.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the six months ended June 30, 2025 and 2024 were approximately $6.4 million and approximately $8.2 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The decrease in depreciation and amortization expense of approximately $1.8 million is primarily attributable to leases in place being fully amortized at the end of 2024. We expect depreciation and amortization expense to increase in future periods commensurate with our future acquisition activity.

Acquisition Expenses – Affiliates

Acquisition expenses – affiliates for the six months ended June 30, 2025 and 2024 were approximately $0.2 million and approximately $0.3 million, respectively. Acquisition expenses primarily relate to the costs associated with our potential acquisitions prior to the acquisitions becoming probable in accordance with our capitalization policy. We expect acquisition expenses- affiliates to fluctuate in the future commensurate with our acquisition activity.

Other Property Acquisition Expenses

Other property acquisition expenses for each of the six months ended June 30, 2025 and 2024 were approximately $0.1 million. Acquisition expenses primarily relate to the costs associated with our potential acquisitions prior to the acquisitions becoming probable in accordance with our capitalization policy. We expect other property acquisition expenses to fluctuate in the future commensurate with our acquisition activity.

Interest Expense

Interest expense for the six months ended June 30, 2025 and 2024 was approximately $8.3 million and approximately $9.2 million, respectively. Interest expense includes interest expense on our debt and the impact of our interest rate derivatives designated for hedge accounting. The decrease in interest expense of approximately $0.9 million is primarily attributable to lower interest rates on new debt entered into during the fourth quarter of 2024 and first quarter of 2025. We expect interest expense to fluctuate in the future commensurate with our future debt level and interest rates.

Interest Expense – Debt Issuance Costs

Interest expense – debt issuance costs for the six months ended June 30, 2025 and 2024 were approximately $0.7 million and approximately $0.6 million, respectively. Interest expense – debt issuance costs reflects the amortization of fees incurred in connection with obtaining financing. We expect interest expense – debt issuance costs to increase commensurate with our future financing activity.

Derivative fair value adjustment

Derivative fair value adjustment for the six months ended June 30, 2025 and 2024 was approximately $0.5 million loss and $1.8 million gain, respectively. Derivative fair value adjustment consists of fair market value adjustment of our interest rate derivatives we elected not to apply hedge accounting. We expect the derivative fair value adjustment to change in the future based upon changes in interest rates and our interest rate hedging activity.

Equity in loss of unconsolidated real estate ventures

Losses from our equity method investments in the JV Properties for the six months ended June 30, 2025 and 2024 were approximately $0.6 million and none, respectively. Losses from our equity method investments in the JV Properties consists of our allocation of earnings and losses from our unconsolidated joint ventures. The increase in equity in loss of unconsolidated real estate ventures relates to the completion of construction and the start of property lease up of one JV Property in the fourth quarter of 2024 and three JV Properties in the second quarter of 2025. We expect Equity in loss of unconsolidated real estate ventures to decrease in the future as our operational activity increases as we lease-up our unconsolidated real estate ventures.

Foreign currency adjustment

Foreign currency adjustment for the six months ended June 30, 2025 and 2024 was approximately $3.1 million gain and approximately $3.4 million loss, respectively. Foreign currency adjustment consists of changes in foreign currency related to our net investments in Canadian real estate not classified as long term in accordance with GAAP. We expect foreign currency adjustment to change in the future based upon changes in exchange rates, as well as future net investments in real estate in currencies other than United States dollars.

Same-Store Facility Results - three months ended June 30, 2025 and 2024

The following table sets forth operating data for our same-store facilities (stabilized and comparable properties that have been included in the consolidated results of operations since January 1, 2024) for the three months ended June 30, 2025 and 2024. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition, lease up, or development activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
	2025	2024	% Change	2025	2024	% Change	2025	2024	% Change
Revenues(1)	$3,543,957	$3,372,625	5.1%	$4,126,683	$3,623,763	N/M	$7,670,640	$6,996,388	9.6%
Property operating expenses(2)	1,409,158	1,424,364	(1.1)%	1,893,139	1,756,219	N/M	3,302,297	3,180,583	3.8%
Net operating income	$2,134,799	$1,948,261	9.6%	$2,233,544	$1,867,544	N/M	$4,368,343	$3,815,805	14.5%
Number of Facilities	12	12		12	12		24	24
Rentable square feet(3)	892,610	892,665		1,254,500	1,204,615		2,147,110	2,097,280
Average physical occupancy(4)	92.2%	92.9%	-0.7%	88.7%	83.4%	N/M	90.2%	87.5%	2.7%
Annualized rent per occupied square foot(5)	$17.38	$16.67	4.3%	N/M	N/M	N/M	$16.76	$16.31

N/M Not meaningful

(1)
Revenue includes rental revenue, ancillary revenue, administrative and late fees.
(2)
Property operating expenses excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization expense and acquisition expenses, but includes property management fees.
(3)
Of the total rentable square feet, parking represented approximately 199,780 and 247,900 square feet as of June 30, 2025 and 2024, respectively. On a same-store basis, for the same periods, parking represented approximately 43,000 square feet.
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

Our increase in same-store revenue of approximately $0.2 million was primarily the result of decrease average physical occupancy of approximately 0.7% and an increase in revenue per occupied square foot of approximately 4.3% for the three months ended June 30, 2025 over the three months ended June 30, 2024.

Our same-store property operating expenses decreased by approximately $15,000 or 1.1% for the three months ended June 30, 2025 compared to the three months ended June 30, 2014.

Net operating income, or NOI, is a non-GAAP measure that we define as net income (loss), computed in accordance with GAAP, generated from properties before corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization, acquisition expenses, tenant protection economics, and other non-property related income and expense. We believe that NOI is useful for investors as it provides a measure of the operating performance of our operating assets because NOI excludes certain items that are not associated with the ongoing operation of the properties. Additionally, we believe that NOI (sometimes referred to as property operating income) is a widely accepted measure of comparative operating performance in the real estate community. However, our use of the term NOI may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount. In addition, NOI is not a substitute for net income (loss), cash flows from operations, or other related financial measures, in evaluating our operating performance.

The following table presents a reconciliation of net loss as presented on our consolidated statements of operations to net operating income, as stated above, for the periods indicated:

	Three Months Ended
	June 30, 2025	June 30, 2024
Net Loss	$(3,045,104)	$(8,502,607)
Adjusted to exclude:
Asset management fees(1)(2)	860,606	871,890
General and administrative	1,678,129	1,593,060
Depreciation	3,280,079	3,172,390
Intangible amortization expense	—	838,548
Acquisition expenses—affiliates	104,656	135,630
Other property acquisition expenses	43,058	49,801
Interest expense	4,176,197	4,532,579
Interest expense—debt issuance costs	180,518	277,667
Derivative fair value adjustment	—	(147,357)
Other income (expense)	9,829	(157,331)
Equity in loss of unconsolidated joint ventures	385,074	—
Foreign currency adjustment	(3,304,699)	1,151,535
Total property net operating income	$4,368,343	$3,815,805
(1)
Asset management fees are included in Property operating expenses – affiliates in the consolidated statements of operations.
(2)
Includes amortization of Advisor contract of approximately $0.3 million and $0.2 million for the three months ended June 30, 2025 and 2024, respectively.

Same-Store Facility Results - six months ended June 30, 2025 and 2024

The following table sets forth operating data for our same-store facilities (stabilized and comparable properties that have been included in the consolidated results of operations since January 1, 2024) for the six months ended June 30, 2025 and 2024. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition, lease up, or development activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
	2025	2024	% Change	2025	2024	% Change	2025	2024	% Change
Revenues(1)	$7,010,595	$6,618,986	5.9%	$8,009,403	$6,994,313	N/M	$15,019,998	$13,613,299	10.3%
Property operating expenses(2)	2,834,775	2,874,382	(1.4)%	3,852,034	3,627,421	N/M	6,686,809	6,501,803	2.8%
Net operating income	$4,175,820	$3,744,604	11.5%	$4,157,369	$3,366,892	N/M	$8,333,189	$7,111,496	17.2%
Number of Facilities	12	12		12	12		24	24
Rentable square feet(3)	892,610	892,665		1,254,500	1,204,615		2,147,110	2,097,280
Average physical occupancy(4)	92.2%	92.9%	-0.7%	88.7%	83.4%	N/M	90.2%	87.5%	2.7%
Annualized rent per occupied square foot(5)	$17.20	$16.54	4.0%	N/M	N/M	N/M	$16.52	$16.12

N/M Not meaningful

(1)
Revenue includes rental revenue, ancillary revenue, administrative and late fees.
(2)
Property operating expenses excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization expense and acquisition expenses, but includes property management fees.
(3)
Of the total rentable square feet, parking represented approximately 199,780 and 247,900 square feet as of June 30, 2025 and 2024, respectively. On a same-store basis, for the same periods, parking represented approximately 43,000 square feet.
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

Our increase in same-store revenue of approximately $0.4 million was primarily the result of decrease average physical occupancy of approximately 0.7% and an increase in revenue per occupied square foot of approximately 4.0% for the six months ended June 30, 2025 over the six months ended June 30, 2024.

Our same-store property operating expenses decreased by approximately $40,000 or 1.4% for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

The following table presents a reconciliation of net loss as presented on our consolidated statements of operations to net operating income, as stated above, for the periods indicated:

	Six Months Ended
	June 30, 2025	June 30, 2024
Net Loss	$(10,285,792)	$(17,485,559)
Adjusted to exclude:
Asset management fees(1)(2)	1,655,441	1,759,979
General and administrative	3,381,937	3,147,798
Depreciation	6,398,481	6,347,622
Intangible amortization expense	—	1,878,146
Acquisition expenses—affiliates	212,532	314,053
Other property acquisition expenses	57,078	103,842
Interest expense	8,283,492	9,242,874
Interest expense—debt issuance costs	668,915	553,925
Derivative fair value adjustment	531,449	(1,763,673)
Other income (expense)	(69,183)	(345,149)
Equity in loss of unconsolidated joint ventures	607,602	—
Foreign currency adjustment	(3,108,763)	3,357,638
Total property net operating income	$8,333,189	$7,111,496

(1)
Asset management fees are included in Property operating expenses – affiliates in the consolidated statements of operations.
(2)
Includes amortization of Advisor contract of approximately $0.5 million and $0.4 million for the six months ended June 30, 2025 and 2024, respectively.

Liquidity and Capital Resources

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the six months ended June 30, 2025 and 2024 is as follows:

	Six Months Ended
	June 30, 2025	June 30, 2024	Change
Net cash flow provided by (used in):
Operating activities	$(1,376,273)	$2,270,824	$(3,647,097)
Investing activities	(8,937,271)	(16,390,916)	7,453,645
Financing activities	8,246,819	5,128,662	3,118,157

Cash flows provided by (used in) operating activities for the six months ended June 30, 2025 and 2024 were approximately $(1.4) million and approximately $2.2 million, respectively, a change of approximately $3.6 million. The decrease in cash provided by our operating activities is primarily the result of change in operating assets and liabilities.

Cash flows used in investing activities for the six months ended June 30, 2025 and 2024 were approximately $8.9 million and approximately $16.4 million, respectively, a change of approximately $7.5 million. The decrease in cash used in our investing activities is primarily the result of cash used for the additions to real estate facilities and investments in unconsolidated real estate ventures.

Cash flows provided by financing activities for the six months ended June 30, 2025 and 2024 were approximately $8.2 million and approximately $5.1 million, respectively, a change of approximately $3.1 million. The increase in cash provided by our financing activities is primarily the result of a increase in net debt proceeds totaling $7.0 million offset by a decrease in gross proceeds from the issuance of common stock by $3.6 million.

Short-Term Liquidity and Capital Resources

Our liquidity needs consist primarily of our property operating expenses, general and administrative expenses, debt service payments, capital expenditures, property acquisitions, development costs for joint venture and wholly owned investments and distributions to our stockholders, preferred stockholders and limited partners in our Operating Partnership, as necessary to maintain our REIT qualification. We generally expect that we will meet our short-term liquidity requirements from the combination of cash on hand, proceeds from our issuance of equity instruments, exercising extension options, proceeds from secured and unsecured financing from banks or other lenders, impound reserve accounts for interest and net cash provided from property operations.

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

The following shows our cash distributions and the sources of such cash distributions for the respective periods presented:

	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
Distributions paid in cash — common stockholders	$4,194,779		$3,687,440
Distributions paid in cash — preferred stockholders	6,236,717		6,302,581
Distributions paid in cash — Operating Partnership unitholders	169,886		170,591
Distributions reinvested	3,271,464		2,713,405
Total distributions	$13,872,846		$12,874,017
Source of distributions
Cash flows provided by operations	$—	0.0%	$2,270,824	17.6%
Proceeds from offerings	10,601,382	76.4%	7,889,788	61.3%
Offering proceeds from distribution reinvestment plan	3,271,464	23.6%	2,713,405	21.1%
Total sources	$13,872,846	100.0%	$12,874,017	100.0%

From our inception through June 30, 2025, we have paid cumulative distributions of approximately $64.0 million, as compared to cumulative net loss attributable to our common stockholders of approximately $127.7 million.

From our inception through June 30, 2025, cumulative net loss attributable to our common stockholders reflects non-cash depreciation and amortization of approximately $44.7 million, and acquisition related expenses of approximately $5.4 million.

For the six months ended June 30, 2025, we paid distributions of approximately $13.9 million, as compared to a net loss attributable to our common stockholders of approximately $16.3 million. Net loss attributable to our common stockholders for the six months ended June 30, 2025, reflects non-cash depreciation and amortization of approximately $6.4 million and acquisition related expenses of approximately $0.3 million.

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

Indebtedness

As of June 30, 2025, our total indebtedness was approximately $288.2 million which included approximately $160.7 million of variable rate debt and approximately $129.8 million of fixed rate debt, less approximately $2.3 million in net debt issuance costs. See Note 5 – Debt, of the Notes to the Consolidated Financial Statements contained in this report for more information about our indebtedness.

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

Our material cash requirements from known contractual and other obligations primarily relate to the following, for which information on both a short-term and long-term basis is provided in the indicated notes to the consolidated financial statements:

•
Debt — Refer to Note 5 of the Notes to the Consolidated Financial Statements. As of June 30, 2025 excluding the impact of our interest rate hedging activities, future cash payments for interest on debt over the next 12 months is approximately $18.4 million. As of June 30, 2025 future cash payments for maturing debt over the next 12 months is approximately $23.9 million. We expect to meet these future obligations with a combination of proceeds from operations, exercising debt extension options and future debt financing.
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

The following table presents the future principal payments required on outstanding debt as of June 30, 2025:

2025	$23,435,545
2026	930,461
2027	88,246,945
2028	48,589,287
2029	326,349
2030	128,972,120
Total payments	290,500,707
Debt issuance costs, net	(2,318,013)
Total	$288,182,694

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

As of June 30, 2025, our total indebtedness was approximately $288.2 million, which included approximately $160.7 million in variable rate debt and approximately $129.8 million in fixed rate debt, less approximately $2.3 million in net debt issuance costs. A change in interest rates on variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase by 100 basis points, the increase in interest, net of our interest rate derivatives, would decrease future earnings and cash flows by approximately $0.3 million annually.

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

The following table summarizes future debt maturities and average interest rates on our outstanding debt as of June 30, 2025:

	Payments due during the years ended December 31,
	2025	2026	2027	2028	2029	2030	Total
Variable rate debt	$23,435,545	$930,461	$88,060,556	$48,291,344	$—	$—	$160,717,906
Average interest rate(1)	6.85%	6.85%	6.85%	6.85%	N/A	N/A
Fixed rate debt	$—	$—	$186,389	$297,943	$326,349	$128,972,120	$129,782,801
Average interest rate	6.88%	6.88%	6.88%	6.88%	6.88%	6.88%

(1)
Interest expense for fixed rate debt was calculated based upon the contractual rate and the interest expense on variable rate debt was calculated based on the rate in effect on June 30, 2025, excluding the impact of interest rate derivatives. The Huntington Credit Facility and National Bank of Canada - Four Property Loan have variable rates, however, we entered into interest rate swap agreements that fix SOFR at 2.89%, CORRA at 3.03% respectively until the maturity of the loan. Debt denominated in foreign currency has been converted based on the rate in effect as of June 30, 2025.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The following should be read in conjunction with the risk factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2024.

We have incurred a net loss to date, have an accumulated deficit and our operations may not be profitable in 2025.

We incurred a net loss attributable to common stockholders of approximately $16.3 million for the six months ended June 30, 2025. Our accumulated deficit was approximately $127.7 million as of June 30, 2025. Given that we are still early in our acquisition stage, our operations may not be profitable in 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)
Distribution Reinvestment Plan - Class P Shares

During the three months ended June 30, 2025, through our distribution reinvestment plan, we have issued approximately 71,200 Class P shares to investors who originally purchased shares in our Private Offering, for gross proceeds of approximately $0.7 million. No sales commissions or dealer manager fees are paid in connection with the sale of shares pursuant to our distribution reinvestment plan. Each of the purchasers of our shares of common stock under our Private Offering has represented that he or she is an accredited investor. Based upon these representations, we believe that the foregoing issuances of our shares of Class P common stock were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

Restricted Stock Awards

On June 25, 2025, we issued 2,500 shares of restricted stock to each of our independent board members for their services as our directors. The issuance of these securities was effected without registration in reliance on Section
4(a)(2) of the Securities Act as a sale by the Company not involving a public offering. No underwriters were involved with the issuance of such securities.

(b)
On March 17, 2022, our Public Offering (SEC File No. 333-256598) of up to $1.0 billion in shares of our common stock in our Primary Offering was declared effective by the SEC, consisting of five classes of shares: Class A shares for $10.33 per share (up to $450 million in shares), Class T shares for $10.00 per share (up to $450 million in shares), Class W shares for $9.40 per share (up to $100 million in shares), Class Y shares for $9.30 per share (up to $800 in shares), and Class Z shares for $9.30 per share (up to $200 million in shares) and up to $95 million in shares pursuant to our distribution reinvestment plan at $9.30 per share for Class A, Class T, Class W, Class Y and Class Z shares. On May 20, 2025, our board of directors approved the termination of the Primary Offering, which termination was effective as of May 30, 2025. As of June 30, 2025, we had sold approximately 2.9 million Class A shares for gross offering proceeds of approximately $30.3 million, approximately 4.8 million Class T shares for gross offering proceeds of approximately $48.1 million, approximately 0.7 million Class W shares for gross offering proceeds of approximately $6.3 million, approximately 5.2 million Class Y shares for gross offering proceeds of approximately $50.4 million and approximately 0.6 million Class Z shares for gross offering proceeds of approximately $5.5 million pursuant to our Primary Offering. Through our distribution reinvestment plan, we have issued approximately 0.2 million Class A shares, approximately 0.3 million Class T shares, approximately 45,700 Class W shares, approximately 0.1 million Class Y shares and approximately 6,000 Class Z shares for gross proceeds of approximately $6.6 million. We have incurred approximately $11.5 million in sales commissions and dealer manager fees (of which approximately $5.9 million was re-allowed to a third party broker-dealer) in connection with the Primary Offering, and approximately $5.3 million in organization and offering costs.
(c)
Our share redemption program enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our Registration Statement on Form S-11 (SEC Registration No. 333-256598). During the three months ended June 30, 2025, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) That May Yet to be Purchased Under the Plans or Programs
April 30, 2025	24,956	$9.27	—	1,080,761
May 31, 2025	—	—	—	1,080,761
June 30, 2025	—	—	—	1,080,761

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

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended June 30, 2025 (and are numbered in accordance with Item 601 of Regulation S-K).

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

101*

The following Strategic Storage Trust VI, Inc. financial information for the three and six months ended June 30, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Equity and Temporary Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

104*	The cover page from the Strategic Storage Trust VI, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, has been formatted in Inline XBRL.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STORAGE TRUST VI, INC. (Registrant)
Dated: August 7, 2025	By:	/s/ Matt F. Lopez
Matt F. Lopez Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)