Form 10-Q
period 2025-09-30
Strategic Storage Trust VI, Inc.
filed 2025-11-12
CIK 1852575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 6, 2025, there were 11,411,897 outstanding shares of Class P common stock, 3,239,408 outstanding shares of Class A common stock, 5,426,242 outstanding shares of Class T common stock, 716,327 outstanding shares of Class W common stock, 5,432,443 outstanding shares of Class Y common stock, and 574,881 outstanding shares of Class Z common stock of the registrant.

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
•
We have issued Series B Convertible Preferred Stock that rank senior to all common stock and grant the holder superior rights compared to common stockholders, which may have the effect of diluting our stockholders’ interests in us and discouraging a takeover or other similar transaction.
•
We have issued Series D Preferred Units that rank senior to all common units and grant the holder superior rights compared to common unitholders, which may have the effect of diluting our unitholders’ interests in us and discouraging a takeover or other similar transaction.

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

The accompanying consolidated financial statements should be read in conjunction with the notes to our consolidated financial statements included in this report on Form 10-Q. The accompanying consolidated financial statements should also be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024. Our results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2025 (Unaudited)	December 31, 2024
ASSETS
Real estate facilities:
Land	$111,577,582	$109,097,324
Buildings	382,391,168	375,539,122
Site improvements	13,931,226	13,655,534
	507,899,976	498,291,980
Accumulated depreciation	(37,579,759)	(27,645,170)
	470,320,217	470,646,810
Construction in process	18,050,287	9,144,864
Real estate facilities, net	488,370,504	479,791,674
Cash and cash equivalents	9,428,681	10,827,415
Restricted cash	1,226,619	6,738,149
Investments in unconsolidated real estate ventures (Note 4)	22,545,202	18,207,135
Other assets, net	8,625,084	13,564,907
Total assets	$530,196,090	$529,129,280
LIABILITIES, TEMPORARY EQUITY AND EQUITY
Debt, net	$289,851,363	$274,056,356
Accounts payable and accrued liabilities	10,245,291	13,433,815
Distributions payable	4,547,144	4,409,505
Due to affiliates	1,878,518	13,877,191
Total liabilities	306,522,316	305,776,867
Commitments and contingencies (Note 10)
Redeemable common stock	11,575,414	10,279,772
Series B Convertible Preferred Stock, net $0.001 par value; 150,000 shares authorized; 150,000 issued and outstanding at September 30, 2025 and December 31, 2024, with aggregate liquidation preferences of $153,156,986 and $153,148,361 at September 30, 2025 and December 31, 2024, respectively	148,599,723	148,599,723
Series D Preferred units in our Operating Partnership, net $0.001 par value; 1,400,000 units authorized; 1,000,000 and none units issued and outstanding at September 30, 2025 and December 31, 2024, with aggregate liquidation preferences of $25,087,500 and $0 at September 30, 2025 and December 31, 2024, respectively	24,726,843	—
Series E Redeemable 8% Preferred Stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding at September 30, 2025 and December 31, 2024, respectively	—	—
Equity:
Strategic Storage Trust VI, Inc.:
Preferred Stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Class P Common stock, $0.001 par value; 30,000,000 shares authorized; 11,394,363 and 11,280,098 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	11,394	11,280
Class A Common stock, $0.001 par value; 230,000,000 shares authorized; 3,250,889 and 3,383,583 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	3,251	3,384
Class T Common stock, $0.001 par value; 100,000,000 shares authorized; 5,416,466 and 5,373,889 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	5,416	5,374
Class W Common stock, $0.001 par value; 70,000,000 shares authorized; 714,501 and 704,761 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	715	705
Class Y Common stock, $0.001 par value; 200,000,000 shares authorized; 5,419,065 and 4,049,909 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	5,419	4,050
Class Z Common stock, $0.001 par value; 70,000,000 shares authorized; 573,972 and 346,393 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	574	346
Additional paid-in capital	222,141,939	207,773,199
Distributions	(43,576,893)	(32,142,866)
Accumulated deficit	(139,015,855)	(111,392,263)
Accumulated other comprehensive loss	(5,450,572)	(4,432,786)
Total Strategic Storage Trust VI, Inc. equity	34,125,388	59,830,423
Noncontrolling interests in our Operating Partnership	(430,159)	225,081
Noncontrolling Series C Subordinated Units in our Operating Partnership	5,076,565	4,417,414
Total noncontrolling interest	4,646,406	4,642,495
Total equity	38,771,794	64,472,918
Total liabilities, temporary equity and equity	$530,196,090	$529,129,280

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Self storage rental revenue	$7,870,022	$7,236,715	$22,786,515	$20,761,136
Ancillary operating revenue	47,797	47,287	151,302	136,165
Total revenues	7,917,819	7,284,002	22,937,817	20,897,301
Operating expenses:
Property operating expenses	2,821,004	2,762,121	8,591,535	8,456,260
Property operating expenses – affiliates	1,332,529	1,303,465	3,904,248	3,871,108
General and administrative	1,450,036	1,470,060	4,831,973	4,617,858
Depreciation	3,236,492	3,196,083	9,634,973	9,543,705
Intangible amortization expense	—	654,050	—	2,532,196
Acquisition expense – affiliates	76,580	130,311	289,112	444,364
Other property acquisition expenses	5,956	67,441	63,034	171,283
Total operating expenses	8,922,597	9,583,531	27,314,875	29,636,774
Operating loss	(1,004,778)	(2,299,529)	(4,377,058)	(8,739,473)
Other income (expense):
Interest expense	(4,281,079)	(4,458,658)	(12,564,571)	(13,701,532)
Interest expense – debt issuance costs	(190,331)	(272,173)	(859,246)	(826,098)
Derivative fair value adjustment	-	(1,849,878)	(531,449)	(86,205)
Other income, net	28,770	85,233	97,953	430,381
Equity in loss of unconsolidated real estate ventures	(604,294)	—	(1,211,896)	—
Foreign currency adjustment	(2,206,593)	818,394	902,170	(2,539,244)
Net loss	(8,258,305)	(7,976,611)	(18,544,097)	(25,462,171)
Less: Distributions to preferred stockholders	(3,156,987)	(3,148,361)	(9,368,014)	(9,399,516)
Less: Distributions to preferred unitholders in our Operating Partnership	(87,500)	—	(87,500)	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	166,105	181,273	379,236	609,423
Net loss attributable to Strategic Storage Trust VI, Inc. common stockholders	$(11,336,687)	$(10,943,699)	$(27,620,375)	$(34,252,264)
Net loss per Class P share—basic and diluted	$(0.42)	$(0.46)	$(1.05)	$(1.52)
Net loss per Class A share—basic and diluted	$(0.42)	$(0.46)	$(1.05)	$(1.52)
Net loss per Class T share—basic and diluted	$(0.42)	$(0.46)	$(1.05)	$(1.52)
Net loss per Class W share—basic and diluted	$(0.42)	$(0.46)	$(1.05)	$(1.52)
Net loss per Class Y share—basic and diluted	$(0.42)	$(0.46)	$(1.05)	$(1.52)
Net loss per Class Z share—basic and diluted	$(0.42)	$(0.46)	$(1.05)	$(1.52)
Weighted average Class P shares outstanding—basic and diluted	11,398,457	11,208,277	11,389,603	11,170,643
Weighted average Class A shares outstanding—basic and diluted	3,308,799	3,372,159	3,369,323	3,364,818
Weighted average Class T shares outstanding—basic and diluted	5,411,801	5,343,460	5,401,444	5,323,178
Weighted average Class W shares outstanding—basic and diluted	713,750	700,079	711,238	695,342
Weighted average Class Y shares outstanding—basic and diluted	5,400,038	2,770,034	4,963,565	1,867,148
Weighted average Class Z shares outstanding—basic and diluted	572,648	171,225	474,119	142,804

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(8,258,305)	$(7,976,611)	$(18,544,097)	$(25,462,171)
Other comprehensive income (loss):
Foreign currency translation adjustment	(890,623)	691,127	1,585,179	(1,533,186)
Foreign currency hedge contract	2,437	(321,975)	(1,187,637)	(310,063)
Interest rate hedge contract	(28,082)	(1,668,164)	(1,436,344)	(1,138,704)
Other comprehensive income (loss)	(916,268)	(1,299,012)	(1,038,802)	(2,981,953)
Comprehensive loss	(9,174,573)	(9,275,623)	(19,582,899)	(28,444,124)
Comprehensive loss attributable to noncontrolling interests:
Comprehensive loss attributable to the noncontrolling interests in our Operating Partnership	184,486	211,132	400,251	681,382
Comprehensive loss attributable to Strategic Storage Trust VI, Inc. stockholders	$(8,990,087)	$(9,064,491)	$(19,182,648)	$(27,762,742)

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

Strategic Storage Trust VI, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND TEMPORARY EQUITY (CONTINUED)

(UNAUDITED)

	Common Stock																	Noncontrolling Interest
	Class P		Class A		Class T		Class W		Class Y		Class Z							in our Operating Partnership
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Strategic Storage Trust VI, Inc. Equity	Noncontrolling Interests	Series C Subordinated Units	Total Equity	Redeemable Common Stock	Preferred Stock	Series D Preferred Units in our Operating Partnership
Balance as of June 30, 2025	11,439,366	$11,439	3,424,865	$3,425	5,415,942	$5,416	714,861	$715	5,358,472	$5,358	571,194	$571	$222,039,298	$(39,658,319)	$(127,679,168)	$(4,552,685)	$50,176,050	$(159,716)	$4,990,416	$55,006,750	$10,212,876	$148,599,723	$—
Gross proceeds from issuance of common stock	—	—	—	—	—	—	—	—	19,700	20	—	—	196,980	—	—	—	197,000	—	—	197,000	—	—	—
Offering costs	—	—	—	—	—	—	—	—	—	—	—	—	(105,040)	—	—	—	(105,040)	—	—	(105,040)	—	—	—
Changes to redeemable common stock	—	—	—	—	—	—	—	—	—	—	—	—	(1,713,090)	—	—	—	(1,713,090)	—	—	(1,713,090)	1,713,090	—	—
Redemption of common stock	(115,699)	(116)	(195,648)	(196)	(29,308)	(29)	(5,797)	(6)	—	—	—	—	—	—	—	—	(347)	—	—	(347)	(350,552)	—	—
Distributions ($0.16 per share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,918,574)	—	—	(3,918,574)	—	—	(3,918,574)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(85,957)	—	(85,957)	—	—	—
Distributions to preferred shareholders	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,156,987)	—
Distributions to Series D preferred unitholders	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(87,500)
Issuance of shares for distribution reinvestment plan (DRP)	70,696	71	21,672	22	29,832	29	5,437	6	40,893	41	2,778	3	1,712,918	—	—	—	1,713,090	—	—	1,713,090	—	—	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	10,873	—	—	—	10,873	—	—	10,873	—	—	—
Issuance of Series C Subordinated Units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	86,149	86,149	—	—	—
Issuance of Series D Preferred Units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	25,000,000
Series D Preferred equity issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(273,157)
Net loss attributable to Strategic Storage Trust VI, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(11,336,687)	—	(11,336,687)	—	—	(11,336,687)	—	3,156,987	87,500
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(166,105)	—	(166,105)	—	—	—
Interest rate hedge contracts	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(27,513)	(27,513)	(569)	—	(28,082)	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(872,762)	(872,762)	(17,861)	—	(890,623)	—	—	—
Foreign currency hedge contract	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,388	2,388	49	—	2,437	—	—	—
Balance as of September 30, 2025	11,394,363	$11,394	3,250,889	$3,251	5,416,466	$5,416	714,501	$715	5,419,065	$5,419	573,972	$574	$222,141,939	$(43,576,893)	$(139,015,855)	$(5,450,572)	$34,125,388	$(430,159)	$5,076,565	$38,771,794	$11,575,414	$148,599,723	$24,726,843

See notes to consolidated financial statements.

STrategic Storage Trust VI, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(18,544,097)	$(25,462,171)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	9,634,973	12,075,901
Amortization of debt issuance costs	735,055	826,098
Stock based compensation expense related to issuance of restricted stock	32,827	27,117
Equity in loss of unconsolidated joint venture	1,211,896	—
Unrealized derivative gain	297,119	232,784
Derivative fair value adjustment	410,657	1,944,534
Unrealized foreign currency adjustment	(902,170)	2,539,244
Changes in operating assets and liabilities:
Other assets, net	150,833	466,893
Purchase of interest rate derivative	—	(2,913,815)
Settlement of interest rate derivative	(2,030,731)	—
Accounts payable and accrued liabilities	1,045,796	(299,387)
Due to affiliates	(12,083,162)	10,648,005
Net cash provided by (used in) operating activities	(20,041,004)	85,203
Cash flows from investing activities:
Additions to real estate facilities	(10,299,092)	(8,494,925)
Refund of deposits on acquisitions of real estate facilities	—	485,232
Investment in company owned life insurance	(905,318)	(890,957)
Investments in unconsolidated real estate ventures	(4,925,607)	(16,672,863)
Return of capital on investments in unconsolidated real estate ventures	—	16,099,042
Net cash used in investing activities	(16,130,017)	(9,474,471)
Cash flows from financing activities:
Proceeds from issuance of secured debt	177,719,672	8,000,000
Repayment of secured debt	(164,753,059)	(4,764,241)
Scheduled principal payments of secured debt	(1,105,853)	(2,842,092)
Debt issuance costs	(1,825,431)	—
Gross proceeds from issuance of common stock	15,367,192	27,817,484
Offering costs	(2,075,386)	(2,699,312)
Proceeds from issuance of Series D preferred units	25,000,000	—
Series D Preferred unit issuance costs	(273,157)	—
Proceeds from issuance of Series C units	659,151	928,939
Redemption of common stock	(3,900,935)	(1,297,314)
Distributions paid to common stockholders	(6,407,906)	(5,642,968)
Distributions paid to noncontrolling interest in our Operating Partnership	(255,843)	(256,313)
Distributions paid to preferred stockholders	(9,359,388)	(9,382,405)
Net cash provided by financing activities	28,789,057	9,861,778
Impact of foreign exchange rate changes on cash and restricted cash	471,700	(442,012)
Net change in cash, cash equivalents and restricted cash	(6,910,264)	30,498
Cash, cash equivalents and restricted cash, beginning of period	17,565,564	25,708,071
Cash, cash equivalents and restricted cash, end of period	$10,655,300	$25,738,569
Supplemental disclosures and non-cash transactions:
Cash paid for interest, net of amounts capitalized	$14,160,979	$13,492,349
Offering costs included in accounts payable and accrued liabilities	$(1,042,933)	$513,881
Interest rate swap contract in other assets	$1,252,175	$—
Interest rate swap contracts in accounts payable and accrued liabilities	$443,890	$1,365,131
Foreign currency hedge contract in other assets	$1,187,637	$310,063
Foreign currency translation adjustment	$1,585,179	$1,533,186
Deposits applied to investments in unconsolidated real estate ventures	$—	$330,840
Debt issuance costs in due to affiliates	$—	$80,000
Issuance of shares pursuant to distribution reinvestment plan	$4,984,554	$4,194,003
Distributions payable	$4,547,144	$4,323,389
Real estate and construction in process in accounts payable and accrued liabilities	$348,366	$1,266,042
Real estate facilities in due to affiliates	$—	$104,166
Redemption of common stock in accounts payable and accrued liabilities	$231,066	$511,652

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

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

On January 15, 2021, our Advisor purchased approximately 110 shares of our common stock for $1,000 and became our initial stockholder. Our Articles of Incorporation authorized 30,000 shares of common stock with a par value of $0.001 per share. Our Articles of Amendment and Restatement (our “Charter”) authorized 700,000,000 shares of common stock with a par value of $0.001 per share and 200,000,000 shares of preferred stock with a par value of $0.001 per share. On February 26, 2021, pursuant to a confidential private placement memorandum (the “private placement memorandum”), we commenced a private offering of up to $200,000,000 in shares of our common stock and $20,000,000 in shares of common stock pursuant to our distribution reinvestment plan (the “Private Offering”). On March 10, 2021, we commenced formal operations. On March 17, 2022, we terminated the primary portion of our Private Offering. In connection with the primary portion of the Private Offering, we sold approximately 10.6 million shares of Class P common stock (discussed below) for gross offering proceeds of approximately $100.7 million.

In connection with the Public Offering, defined below, we authorized 30,000,000 shares of common stock designated as Class P shares, 300,000,000 shares of common stock designated as Class A shares, 300,000,000 shares of common stock designated as Class T shares, and 70,000,000 shares of common stock designated as Class W shares. Any common stock sold in the Private Offering were redesignated as Class P common stock. On May 28, 2021, we filed a Registration Statement on Form S-11 (the “Registration Statement”), which was subsequently amended, with the Securities and Exchange Commission (“SEC”) to register a maximum of $1,000,000,000 in shares of Class A, Class T, and Class W common stock for sale to the public (the “Primary Offering”) and $95,000,000 in shares of Class A, Class T, and Class W common stock for sale pursuant to our distribution reinvestment plan. On March 17, 2022, the SEC declared our Registration Statement effective.

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

On May 20, 2025, our board of directors approved the termination of the Primary Offering, effective as of May 30, 2025. We sold approximately 2.9 million Class A shares for gross offering proceeds of approximately $30.3 million, approximately 4.8 million Class T shares for gross offering proceeds of approximately $48.1 million, approximately 0.7 million Class W shares for gross offering proceeds of approximately $6.3 million, approximately 5.2 million Class Y shares for gross offering proceeds of approximately $50.6 million, and approximately 0.6 million Class Z shares for gross offering proceeds of approximately $5.5 million in the Primary Offering. Our dealer manager was Pacific Oak Capital Markets, LLC,

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

(Unaudited)

a Delaware limited liability company, for our Public Offering (our “Former Dealer Manager”). On June 18, 2025, in connection with the termination of the Primary Offering, the Dealer Manager Agreement was terminated.

We continue to offer Class P, Class A, Class T, Class W, Class Y, and Class Z shares pursuant to our distribution reinvestment plan. On July 18, 2025, we filed a Registration Statement on Form S-3, which registered up to an additional $75 million in shares under our distribution reinvestment plan for all share classes (our “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders.

As of September 30, 2025, we have issued approximately 1.1 million Class P shares, approximately 0.2 million Class A shares, approximately 0.3 million Class T shares, approximately 51,000 Class W shares, approximately 0.2 million Class Y shares, and approximately 9,000 Class Z shares for gross proceeds of approximately $18.0 million through our distribution reinvestment plan.

Pursuant to a Sponsor Funding Agreement (as defined in Note 2 - Summary of Significant Accounting Policies), our Sponsor agreed to fund the payment of (i) the upfront 3% sales commission for the sale of Class Y shares, (ii) the upfront 3% dealer manager fee for the Class Y shares, and (iii) the estimated 1% organization and offering expenses for the sale of Class Y shares and Class Z shares in our Public Offering. In November 2023, our Sponsor agreed to reimburse the Company in cash to cover the dilution from the one-time stock dividend described below. In consideration for our Sponsor providing the funding for the front-end sales load and the cash to cover the dilution from the stock dividend, Strategic Storage Operating Partnership VI, L.P., a Delaware limited partnership (our “Operating Partnership”), was obligated to issue Series C Subordinated Convertible Units (“Series C Units”) to our Sponsor equal to the dollar amount of such funding divided by the then-current offering price (initially $9.30 per share and currently at $10.00 per share) for the Class Y shares and Class Z shares sold in the Public Offering. The Series C Units shall initially have no distribution, voting or other rights to participate in our Operating Partnership unless and until such Series C Units are converted into Class A Units of our Operating Partnership. The Series C Units shall automatically convert into Class A Units on a one-to-one basis upon our disclosure of an estimated net asset value per share equal to at least $10.00 per share for each of the Class A, Class P, Class T, Class W, Class Y, and Class Z shares calculated net of the value of Series C Units to be converted. Such conversion is limited such that the dilution caused by the conversion may not reduce the diluted estimated net asset value below $10.00 per share. No Series C Units were converted to Class A Units as a result of the Estimated Per Share NAV (as defined below) being declared. In connection with the termination of our Primary Offering, the Sponsor Funding Agreement was terminated effective as of May 30, 2025, though our Sponsor or its affiliates are still obligated to provide the funding amounts set forth in the Sponsor Funding Agreement and entitled to receive Series C Units until the final payment of such funding amounts, and the final issuance of the Series C Units for such funding amounts, as contemplated by the terms of the Sponsor Funding Agreement. As of September 30, 2025, we had received funding from our Sponsor of approximately $10.2 million for the payment of sales commissions and dealer manager fees for the sale of Class Y shares, and organization and offering expenses for the sale of Class Y and Z shares pursuant to the Sponsor Funding Agreement.

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

We have invested the net proceeds from our Private Offering and Public Offering primarily in self storage facilities consisting of both income-producing and growth properties located in the United States and Canada. As of September 30, 2025, we owned 24 operating self storage properties located in seven states (Arizona, Delaware, Florida, Nevada, Oregon,

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

(Unaudited)

Pennsylvania and Washington) and three Canadian provinces (Alberta, British Columbia and Ontario) and two development properties in Florida and Ontario. For more information, see Note 3 - Real Estate Facilities.

As of September 30, 2025, we owned 50% of the equity interests in five unconsolidated real estate ventures in two Canadian provinces (Ontario and Quebec), with subsidiaries of SmartCentres Real Estate Investment Trust (“SmartCentres”) owning the other 50% of such entities. Our unconsolidated real estate ventures consist of four operating self storage properties in the lease-up phase and one parcel of land that is being developed into a self storage facility. For more information, see Note 4 - Investment in Unconsolidated Real Estate Ventures.

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

On March 10, 2021, SmartStop OP, L.P. (“SmartStop OP”), an affiliate of our Sponsor and the operating partnership of SmartStop, contributed $5.0 million to our Operating Partnership, in exchange for 549,451 units of limited partnership interest in our Operating Partnership (the “OP Investment”). The OP Investment was made net of sales commissions and dealer manager fees, but without giving effect to the early investor discounts available to purchasers of shares in the Private Offering. At the effective time of the OP Investment, SmartStop OP was admitted as a limited partner to our Operating Partnership. As of September 30, 2025, we owned approximately 98% of the common units of limited partnership interest of our Operating Partnership. The remaining approximately 2% of the common units are owned by SmartStop OP.

On May 1, 2023 (the “Commitment Date”), we entered into a preferred stock purchase agreement (the “Series B Purchase Agreement”) with Extra Space Storage LP (the “Investor”), a subsidiary of Extra Space Storage Inc. (NYSE: EXR), pursuant to which the Investor committed to purchase $150 million in preferred shares (the aggregate shares to be purchased, the “Preferred Shares”) of our new Series B Convertible Preferred Stock (the “Series B Convertible Preferred Stock”). The closing (the “Initial Closing”) in the amount of $150 million occurred on the Commitment Date and we incurred approximately $1.4 million in issuance costs related to the Series B Convertible Preferred Stock. See Note 7 - Preferred Equity.

On September 4, 2025, we, our Operating Partnership, and an affiliate of our Sponsor (the “Preferred Investor”) entered into a Series D Cumulative Redeemable Preferred Unit Purchase Agreement (the “Preferred Unit Purchase Agreement”) pursuant to which our Operating Partnership issued and sold to the Preferred Investor. In September 2025, the Preferred Investor purchased 1.0 million Series D Cumulative Redeemable Preferred Units of Limited Partnership Interest (the “Series D Preferred Units”) at a liquidation preference of $25.00 per unit (the “Liquidation Amount”) in consideration for the Preferred Investor making a capital contribution to our Operating Partnership in an amount of $25 million (the “Series D Preferred Investment”). See Note 7 – Preferred Equity.

On September 30, 2025, we commenced the Series E Preferred Offering of up to $75.0 million (expandable up to $100.0 million in the sole discretion of our board) in shares of our Series E Preferred Stock, $0.001 par value per share, at an offering price of $10.00 per share, pursuant to the Confidential Private Placement Memorandum dated September 30, 2025 (the “Memorandum”). The Series E Preferred Offering will terminate on September 30, 2026, unless extended by our board, in its sole discretion. In connection with the Series E Preferred Offering, we entered into Amendment No. 6 to the Second Amended and Restated Limited Partnership Agreement of our Operating Partnership to create Series E Preferred Units having economic terms and designations, powers, preferences, rights and restrictions that are substantially similar to the Series E Preferred Stock. See Note 7 – Preferred Equity.

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
SEPTEMBER 30, 2025

(Unaudited)

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

On September 30, 2025, in connection with the commencement of the Series E Preferred Offering, we entered into a managing dealer agreement (the “Managing Dealer Agreement”) with Orchard Securities, LLC, a Utah limited liability company (“Orchard”), pursuant to which Orchard has agreed to act as our managing dealer in connection with the Series E Preferred Offering. Pursuant to the Managing Dealer Agreement, Orchard will receive sales commissions up to 6.0% of the gross offering proceeds from the Series E Preferred Offering and managing dealer fees up to 3.50% of the gross offering proceeds from the Series E Preferred Offering, all or a portion of which sales commissions and managing dealer fees may be re-allowed to soliciting dealers. Our Sponsor will also pay Orchard 0.15% of the aggregate amount sold in the Series E Preferred Offering per annum not to exceed an aggregate amount of $550,000; provided, however, if we enter into an extraordinary transaction (as defined in the Memorandum) or list our common stock on a national exchange and Orchard has not received $550,000, then such amount will equal $550,000 regardless of the amount sold in the Series E Preferred Offering. The Managing Dealer Agreement will terminate upon the termination of the Series E Preferred Offering, unless terminated earlier by either party upon 30 days’ written notice to the other party.

As we accepted subscriptions for shares of our common and preferred stock, we transferred all of the net offering proceeds to our Operating Partnership as capital contributions in exchange for additional units of interest in our Operating Partnership. However, we were deemed to have made capital contributions in the amount of gross proceeds received from investors, and our Operating Partnership was deemed to have simultaneously paid the sales commissions and other costs associated with the offerings. In addition, our Operating Partnership is structured to make distributions with respect to limited partnership units that are equivalent to the distributions made to holders of common stock. Finally, a limited partner in our Operating Partnership may later exchange his or her limited partnership units in our Operating Partnership for shares of our common stock at any time after one year following the date of issuance of their limited partnership units, subject to certain restrictions outlined in the limited partnership agreement of our Operating Partnership, in connection with the Public Offering, the Second Amended and Restated Limited Partnership Agreement of the Operating Partnership, as further amended (the “Operating Partnership Agreement”). SSA and SmartStop OP are prohibited from exchanging or otherwise transferring units representing $202,000 of the limited partnership units acquired in their initial investments in our Operating Partnership so long as our Advisor is acting as our Advisor pursuant to our Advisory Agreement.

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
SEPTEMBER 30, 2025

(Unaudited)

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

As of September 30, 2025, we had not entered into any other contracts/interests that would be deemed to be variable interests in VIEs other than our joint ventures with SmartCentres, which are accounted for under the equity method of accounting. Please see Note 4 - Investments in Unconsolidated Real Estate Ventures. Other than the entities noted above, we do not currently have any material relationships with unconsolidated entities or financial partnerships.

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

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

(Unaudited)

The value of the tangible assets, consisting of land and buildings, is determined as if vacant. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. There were no property acquisitions during the nine months ended September 30, 2025 and 2024, and no intangible assets were recorded. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent.

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

Acquisitions that do not meet the definition of a business, as defined under current GAAP, are accounted for as asset acquisitions. During the nine months ended September 30, 2025 and 2024 there were no property acquisitions.

During the three months ended September 30, 2025 and 2024, we expensed approximately $0.1 million and $0.2 million, respectively, of acquisition-related transaction costs that did not meet our capitalization policy. During the nine months ended September 30, 2025 and 2024, we expensed approximately $0.4 million and $0.6 million, respectively, of acquisition-related transaction costs that did not meet our capitalization policy.

Evaluation of Possible Impairment of Long-Lived Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets, including those held through joint ventures, may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. For the nine months ended September 30, 2025 and 2024, no impairment losses were recognized.

Advertising Costs

Advertising costs are included in property operating expenses and general and administrative expenses, depending on the nature of the expense, in the accompanying consolidated statements of operations. These costs are expensed in the period in which the cost is incurred. The Company incurred advertising costs of approximately $0.7 million and $2.3 million for the three and nine months ended September 30, 2025 respectively, and approximately $0.6 million and $1.8 million for the three and nine months ended September 30, 2024 respectively.

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
SEPTEMBER 30, 2025

(Unaudited)

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

Balance at December 31, 2024	$3,777,104
Total consideration received	484,810
Reduction of Property operating expense - affiliates	(767,011)
Balance at September 30, 2025	$3,494,903

Allowance for Doubtful Accounts

Tenant accounts receivable is reported net of an allowance for doubtful accounts. Management records a general reserve estimate based upon a review of the current status of tenant accounts receivable. It is reasonably possible that management’s estimate of the allowance will change in the future. As of September 30, 2025 and December 31, 2024, approximately $40,000 and $55,000, respectively, were recorded to allowance for doubtful accounts, and are included within other assets in the accompanying consolidated balance sheets.

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
SEPTEMBER 30, 2025

(Unaudited)

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

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place leases. We amortize in-place leases on a straight-line basis over 18 months, the estimated average rental period for the leases. As of September 30, 2025, the gross amounts allocated to in-place lease intangibles were approximately $9.7 million and accumulated amortization of in-place lease intangibles totaled approximately $9.7 million. As of December 31, 2024, the gross amounts allocated to in-place lease intangibles were approximately $9.5 million and accumulated amortization of in-place lease intangibles totaled approximately $9.5 million.

Debt Issuance Costs

The net carrying value of costs incurred in connection with obtaining non revolving debt are presented on the consolidated balance sheets as a reduction of the related debt. Debt issuance costs are amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of September 30, 2025 and December 31, 2024, accumulated amortization of debt issuance costs related to non revolving debt totaled approximately $0.6 million and $1.1 million, respectively. For the three and nine months ended September 30, 2025 we expensed approximately $0.2 million and $0.9 million, respectively and we expensed approximately $0.3 million and $0.8 million, respectively, for the three and nine months ended September 30, 2024, in debt issuance cost.

Organizational and Offering Costs

Our Advisor may fund organization and offering costs on our behalf. We are required to reimburse our Advisor for such organization and offering costs; provided, however, our Advisor funded, and was not reimbursed for, 1.0% of the gross offering proceeds from the sale of Class W shares towards payment of organization and offering expenses, which we recognized as a capital contribution from our Advisor. Our Advisor must reimburse us within 60 days after the end of the month in which the initial public offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions, dealer manager fees, stockholder servicing fees and dealer manager servicing fees) in excess of 15% of the gross offering proceeds from the Primary Offering. If at any point in time we determine that the total organization and offering costs are expected to exceed 15% of the gross proceeds anticipated to be received from the Primary Offering, we will recognize such excess as a capital contribution from our Advisor. As of September 30, 2025, organization and offering costs from the Primary Offering were less than 15% of gross proceeds from the Primary Offering. Offering costs are recorded as an offset to additional paid-in capital, and organization costs are recorded as an expense.

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
SEPTEMBER 30, 2025

(Unaudited)

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

Our Advisor may fund organization and offering costs on our behalf in connection with the Series E Preferred Offering. We are required to reimburse our Advisor for such organization and offering costs, which we estimate to be 1.0% of the gross offering proceeds from the sale of Series E Preferred Stock.

Redeemable Common Stock

We adopted a share redemption program that will enable stockholders to sell their shares to us in limited circumstances.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

(Unaudited)

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

In addition, current accounting guidance requires, among other things, that financial instruments that represent a mandatory obligation of us to repurchase shares be classified as liabilities and reported at settlement value. For the nine months ended September 30, 2025, we received redemption requests totaling approximately $3.7 million, approximately $3.5 million was fulfilled during the nine months ended September 30, 2025 and the remaining approximately $0.2 million was included in accounts payable and accrued liabilities as of September 30, 2025 and fulfilled in October 2025. For the nine months ended September 30, 2024, we received redemption requests totaling approximately $1.7 million, approximately $1.2 million was fulfilled during the nine months ended September 30, 2024 and the remaining approximately $0.5 million was included in accounts payable and accrued liabilities as of September 30, 2024 and fulfilled in October 2024.

In order to maintain operating flexibility, on August 6, 2025, our board of directors approved the suspension of our share redemption program effective as of September 6, 2025, except with respect to redemption requests made in connection with the death, commitment to a long-term care facility, qualifying disability or bankruptcy of a stockholder. The share redemption program shall remain suspended as discussed above until such time, if any, as our board of directors may approve the resumption of the share redemption program.

Series B Preferred Equity

We classify our Series B Convertible Preferred Stock on our consolidated balance sheets using the guidance in ASC 480-10-S99. The Series B Convertible Preferred Stock can be redeemed at our option on or after the third anniversary of its issuance. Additionally, the holder can elect to redeem if any of the following events outside our control occur: (i) change of control; (ii) a breach of protective provisions; (iii) upon the occurrence of monetary and other material defaults under secured property debt; and (iv) if we do not maintain our REIT status. As the shares are contingently redeemable, and under certain circumstances not solely within our control, we have classified our Series B Convertible Preferred Stock as temporary equity.

We have analyzed whether the conversion features in our Series B Convertible Preferred Stock should be bifurcated under the guidance in ASC 815-10 and have determined that bifurcation is not necessary.

Series D Preferred Equity in our Operating Partnership

We classified our Series D Preferred Units on our consolidated balance sheets using the guidance in ASC 480-10-S99. The Series D Preferred Units are redeemable by our Operating Partnership, in whole or in part, at the option of our Operating Partnership on or after the second anniversary of its issuance. Additionally, the holder can elect to redeem if any of the following events outside our control occur: (i) change of control; (ii) a breach of protective provisions; (iii) upon the occurrence of monetary and other material defaults under secured property debt; and (iv) if we do not maintain our REIT status. As the units are contingently redeemable, and under certain circumstances not solely within our control, we have classified our Series D Preferred Units as temporary equity.

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
SEPTEMBER 30, 2025

(Unaudited)

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

The table below summarizes our fixed rate notes payable at September 30, 2025, we had no fixed rate notes payable outstanding at December 31, 2024. The estimated fair value of financial instruments is subjective in nature and are dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of our fixed and variable rate notes payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. These assumptions are considered level 2 inputs within the fair value hierarchy. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. As of September 30, 2025 and December 31, 2024, we believe the fair value of our variable rate debt are reasonably estimated at their notional amounts as there have been minimal changes to the fixed spread portion of interest rates for similar loans observed in the market, and as the variable portion of our interest rates fluctuate with the associated market indices.

	September 30, 2025		December 31, 2024
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Secured Debt	$128,600,000	$127,739,500	$-	$-

During the nine months ended September 30, 2025 and 2024, we held interest rate cash flow hedges and foreign currency net investment hedges to hedge our interest rate and foreign currency exposure (See Notes 5 – Debt and 6 – Derivative Instruments). The valuation of these instruments were determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. The analyses reflect the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including interest rate curves, foreign exchange rates and implied volatilities as applicable. The fair value of the interest rate swaps and cap

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

(Unaudited)

agreements were determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash payments. Our fair values of our net investment hedges are based primarily on the change in the spot rate at the end of the period as compared with the strike price at inception.

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

Although we had determined that the majority of the inputs used to value our hedges were within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our hedges utilized Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, through September 30, 2025, we had assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our hedge positions and determined that the credit valuation adjustment was not significant to the overall valuation of our hedge. As a result, we determined that our hedge valuation in its entirety was classified in Level 2 of the fair value hierarchy.

The table below presents the Company's assets and liabilities measured at fair value on a recurring basis as of September 30, 2025, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets - interest rate hedges	$—	$790,260	$—
Accounts payable and accrued liabilities - interest rate hedges	$—	$686,333	$—
Other assets - foreign currency hedge	$—	$635,367	$—

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
SEPTEMBER 30, 2025

(Unaudited)

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

As of both September 30, 2025, and December 31, 2024, the Company had no recorded income tax expense/(benefit). The Company recorded a full valuation allowance against its deferred tax assets of approximately $9.0 million and $6.7 million as of September 30, 2025 and December 31, 2024, respectively.

	September 30, 2025	December 31, 2024
Deferred tax asset:
Canadian real estate and non-capital losses	$12,249,482	$9,533,254
Total deferred tax asset	12,249,482	9,533,254
Deferred tax liabilities:
Canadian real estate	(3,238,652)	(2,822,096)
Total deferred tax liabilities	(3,238,652)	(2,822,096)

Valuation allowance	(9,010,830)	(6,711,158)

Net deferred tax liabilities	$—	$—

Uncertain tax positions may arise where tax laws may allow for alternative interpretations or where the timing of recognition of income is subject to judgment. Under ASC Topic 740, tax positions are evaluated for recognition using a more–likely–than–not threshold, and those tax positions requiring recognition are measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of September 30, 2025 and December 31, 2024, the Company had no uncertain tax positions. As of September 30, 2025 and December 31, 2024, the Company had no interest or penalties related to uncertain tax positions. Income taxes payable are classified within accounts payable and accrued liabilities in the consolidated balance sheets. The tax years 2021 through 2024 remain open to examination by the major taxing jurisdictions to which we are subject.

Recent Tax Legislation

Effective July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. Certain provisions of OBBBA modified U.S. tax law and impact us and our shareholders. Among other changes, this legislation (i) permanently extended the 20% deduction for “qualified REIT dividends” for individuals and other non-corporate taxpayers under Section 199A of the Code, (ii) permanently reinstated 100% bonus depreciation for certain property acquired after January 19, 2025, (iii) increased the percentage limit under the REIT asset test applicable to taxable REIT subsidiaries from 20% to 25% for taxable

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

(Unaudited)

years beginning after December 31, 2025, and (iv) increases the base on which the 30% interest deduction limit under Section 163(j) of the Code applies by excluding depreciation, amortization and depletion from the definition of “adjusted taxable income” for taxable years beginning after December 31, 2024. We are currently evaluating the provisions of OBBBA, but do not expect it to have a material impact on our Consolidated Financial Statements.

Concentration

No single self storage customer represents a significant concentration of our revenues. For the nine months ended September 30, 2025, approximately 49%, 15%, and 12% of our rental income was concentrated in the Greater Toronto Area of Canada, Arizona and Florida, respectively. Our properties within the aforementioned geographic areas are dispersed therein, operating in multiple different regions and sub-markets.

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

The following table presents the unconverted Series B Convertible Preferred Stock and unvested restricted stock awards, that were excluded from the computation of diluted earnings per share above as their effect would have been antidilutive for the respective periods, and was calculated using the treasury stock or if-converted method, as applicable:

	For the nine months ended September 30,
	2025	2024
	Equivalent Shares (if converted)	Equivalent Shares (if converted)
Series B Convertible Preferred Stock	13,636,364	13,636,364
Unvested restricted stock awards	11,875	8,020
	13,648,239	13,644,384

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

Note 3. Real Estate Facilities

The following summarizes the activity in real estate facilities during the nine months ended September 30, 2025:

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

(Unaudited)

Real estate facilities
Balance at December 31, 2024	498,291,980
Improvements and additions	404,232
Impact of foreign exchange rate changes	9,203,764
Balance at September 30, 2025	$507,899,976
Accumulated depreciation
Balance at December 31, 2024	(27,645,170)
Depreciation expense	(9,606,816)
Impact of foreign exchange rate changes	(327,773)
Balance at September 30, 2025	$(37,579,759)

There were no acquisitions during the nine months ended September 30, 2025 and 2024.

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

For the three months ended September 30, 2025 and 2024, we recorded net aggregate loss of approximately $0.6 million and none, respectively, from our equity in loss related to our unconsolidated real estate venture. For the nine months ended September 30, 2025 and 2024, we recorded net aggregate loss of approximately $1.2 million and none, respectively, from our equity in loss related to our unconsolidated real estate venture.

The Company's investments in unconsolidated real estate ventures are summarized as follows:

					Carrying Value of Investment
	Location	Date Real Estate Venture Acquired Land	Date Real Estate Venture Became Operational	Equity Ownership %	September 30, 2025	December 31, 2024
Toronto (1)	Toronto, Ontario	April 2021	June 2025	50%	$4,372,525	$3,708,283
Toronto II (1)	Toronto, Ontario	December 2021	April 2025	50%	5,362,742	5,413,629
Dorval (1)	Dorval, Quebec	February 2023	June 2025	50%	3,315,394	2,569,669
Hamilton (1)	Hamilton, Ontario	November 2023	October 2024	50%	2,259,029	2,459,972
Montreal	Montreal, Quebec	January 2024	Under development	50%	7,235,512	4,055,582
					$22,545,202	$18,207,135
(1)
As of September 30, 2025, these four JV Properties were encumbered by first mortgages pursuant to the SmartCentres Financing (defined below).

SmartCentres Financing

On August 30, 2024, we and SmartCentres, through the Toronto, Toronto II, Dorval and Hamilton joint venture partnerships (the "JV Properties”), entered into a master mortgage commitment agreement (the “MMCA”) with SmartCentres Storage Finance LP (the “SmartCentres Lender”) (collectively, the “SmartCentres Financing”). The SmartCentres Lender is an affiliate of SmartCentres. The initial maximum amount available under the loan is CAD $95.5 million and contains an accordion feature such that borrowings may be increased to CAD $120.0 million, subject to certain conditions set forth in the MMCA. The proceeds of the SmartCentres Financing will be used to finance the development and construction of self storage facilities on the JV Properties. On September 3, 2024, the JV Properties drew approximately CAD $46.3 million on the SmartCentres Financing and distributed approximately CAD $21.8 million to each partner. As of September 30, 2025, approximately CAD $86.4 million was outstanding on the SmartCentres Financing.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

(Unaudited)

The SmartCentres Financing is secured by first mortgages on each of the JV Properties. Interest on the SmartCentres Financing is a variable annual rate equal to the aggregate of: (i) the Adjusted Daily Compounded Canadian Overnight Repo Rate Average ("CORRA"), plus: (ii) an adjusted Daily Compounded CORRA adjustment of approximately 0.30%, plus (iii) a margin based on the External Credit Rating, plus (iv) a margin under the Senior Credit Facility, each as defined and described further in the MMCA. As of September 30, 2025, the total interest rate was approximately 5.74%.

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

Note 5. Debt

The Company’s secured debt is summarized as follows:

Debt	September 30, 2025	December 31, 2024	Interest Rate	Maturity Date
Huntington Credit Facility(1)	$87,076,757	$107,574,000	6.74%	11/30/2027
National Bank of Canada - Burlington Loan(2)	—	10,445,935	N/A	N/A
National Bank of Canada - Cambridge Loan(3)	—	9,663,950	N/A	N/A
National Bank of Canada - North York Loan(4)	—	16,754,775	N/A	N/A
Bank of Montreal Loan (5)	—	15,044,513	N/A	N/A
First National Loan(6)	—	6,125,639	N/A	N/A
National Bank of Canada - Ontario Loan(7)	—	86,428,202	N/A	N/A
National Bank of Canada - Four Property Loan(8)	45,482,178	—	5.11%	1/8/2028
Skymar - Vancouver	13,000,000	—	7.55%	4/1/2030
Meridian Loan(9)	6,676,324	—	6.20%	3/5/2028
QuadReal - Seven Property Loan(10)	105,619,500	—	5.59%	4/1/2030
Skymar - Bradenton	9,120,000	—	7.50%	4/1/2030
SmartStop Bridge Loan	25,000,000	23,000,000	8.24%	12/31/2025
Debt issuance costs, net	(2,123,396)	(980,658)
Total Debt	$289,851,363	$274,056,356

(1)
As of September 30, 2025, this variable rate loan encumbers 11 properties (Phoenix I, Las Vegas, Phoenix II, Surprise, Apopka, Portland, Newark, Levittown, Chandler, St. Johns and Oxford). We entered into an interest rate swap agreement that fixes SOFR at 2.89% until the maturity of the loan.
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
SEPTEMBER 30, 2025

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
(8)
This variable rate loan encumbers four properties (Burlington, Cambridge, North York and Edmonton) and the amount shown above is in USD based on the foreign exchange rate in effect as of September 30, 2025. We entered into an interest rate swap agreement that fixes CORRA at 5.58% until the maturity of the loan.
(9)
This variable rate loan encumbers our Etobicoke, ONT development property and the amount shown above is in USD based on the foreign exchange rate in effect as of September 30, 2025.
(10)
This fixed rate loan encumbers seven properties (Mississauga, Mississauga II, Burlington II, Hamilton, Vancouver, Woodbridge and Toronto) and the amount shown above is in USD based on the foreign exchange rate in effect as of September 30, 2025.

The weighted average interest rate on our consolidated debt, excluding the impact of our interest rate hedging activities, as of September 30, 2025 was approximately 6.25%.

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
SEPTEMBER 30, 2025

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

The amounts outstanding under the Huntington Credit Facility bear interest at a variable rate equal to the one month Term SOFR plus 2.61%, adjusted monthly, with a floor of 3.25%. As of September 30, 2025, the interest rate excluding the impact of our interest rate hedging activities on the Huntington Credit Facility was 6.74%. The loan may be prepaid in whole or in part, without penalty or premium, at any time, subject to certain conditions as set forth in the Credit Agreement.

The Credit Agreement contains certain customary representations and warranties, affirmative, negative and financial covenants, borrowing conditions, and events of default. We serve as a limited recourse guarantor with respect to the Huntington Credit Facility. In particular, the financial covenants include a minimum debt service coverage ratio and minimum net worth and liquid assets requirements applicable to us and our Operating Partnership as guarantors. As of September 30, 2025, we were in compliance with all such covenants.

Skymar - Las Vegas Loan

On July 8, 2021, we, through a wholly-owned special purposes entity, entered into a $4.8 million financing with Skymar Capital Corporation (“Skymar”) as lender pursuant to a mortgage loan (the “Skymar - Las Vegas Loan”). The Skymar - Las Vegas Loan was secured by a first mortgage deed of trust on the Las Vegas property. The loan had a maturity date of August 1, 2024. Monthly payments due under the loan agreement (the “Skymar - Las Vegas Loan Agreement”) were interest-only for the first two years, with principal and interest payments thereafter.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

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

On June 28, 2024, we amended the SmartStop Bridge Loan (the "SmartStop Bridge Loan Amendment") to (i) increase the maximum borrowing capacity of the loan from $15.0 million to $25.0 million; and (ii) extend the maturity date by one-year until December 31, 2025. On July 29, 2024, we drew $8.0 million pursuant to the SmartStop Bridge Loan. On July 29, 2025, we drew $2.0 million pursuant to the SmartStop Bridge Loan. As of September 30, 2025, we had no available capacity on the SmartStop Bridge Loan.

As of September 30, 2025, the interest rate on the SmartStop Bridge Loan was 8.24%. Payments under the SmartStop Bridge Loan are interest-only and payable monthly. The SmartStop Bridge Loan may be prepaid either in whole or in part, at any time, without penalty or premium.

The SmartStop Bridge Loan contains customary affirmative and negative covenants, agreements, representations, warranties and borrowing conditions, and events of default. As of September 30, 2025, we were in compliance with all such covenants.

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
SEPTEMBER 30, 2025

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
SEPTEMBER 30, 2025

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
SEPTEMBER 30, 2025

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

Pursuant to the loan agreement for the National Bank of Canada — Four Property Loan (the “Four Property Loan Agreement”), amounts outstanding under the National Bank of Canada — Four Property Loan bear an interest rate equal to CORRA, plus a CORRA adjustment of approximately 0.30%, plus 2.25%. In addition, we entered into an interest rate swap agreement with a notional amount of CAD $64.0 million, whereby CORRA is fixed at approximately 3.03% that fixes the all in interest rate at 5.58% through the maturity of the National Bank of Canada — Four Property Loan. As of September 30, 2025, the interest rate excluding the impact of our interest rate hedging activities on the National Bank of Canada — Four Property Loan was 5.11%. The National Bank of Canada — Four Property Loan has an initial term of three years, maturing on January 8, 2028. Payments under the National Bank of Canada — Four Property Loan consist of both principal and interest, calculated using a 25-year amortization, and are payable monthly.

The Four Property Loan Agreement contains a modified debt service coverage ratio and customary affirmative, negative, and financial covenants, an interest reserve requirement, agreements, representations, warranties and borrowing conditions, and events of default, all as set forth in the Four Property Loan Agreement. We serve as a full recourse guarantor with respect to the National Bank of Canada — Four Property Loan. As of September 30, 2025, we were in compliance with all such covenants.

Skymar — Vancouver Loan

On March 4, 2025, we, through an indirect, wholly-owned special purpose entity, entered into a $13.0 million financing with Skymar Capital Corporation (“Skymar”) as lender pursuant to a mortgage loan (the “Skymar - Vancouver Loan”). The Skymar - Vancouver Loan is secured by a first mortgage deed of trust on our property in Vancouver, Washington. The proceeds of the Skymar — Vancouver Loan were primarily used to paydown and remove the property from the Huntington Credit Facility in accordance with the Huntington Credit Agreement.

Pursuant to the loan agreement for the Skymar - Vancouver Loan (the “Skymar Vancouver Loan Agreement”), amount outstanding under the Skymar - Vancouver Loan bears interest at an annual fixed rate equal to 7.55%. The Skymar — Vancouver Loan has a maturity date of April 1, 2030. Payments under the Skymar — Vancouver Loan are payable monthly and are interest-only until April 1, 2027 and are principal and interest thereafter. The Skymar — Vancouver Loan may be prepaid in whole, but not in part, at any time, subject to certain conditions as set forth in the Skymar Vancouver Loan Agreement. The loan documents contain agreements; representations; warranties and borrowing conditions; reserve requirements and events of default all as set forth in such loan documents. In addition, and pursuant to the terms of the limited recourse guaranty, we serve as a non-recourse guarantor with respect to the Skymar - Vancouver Loan. As of September 30, 2025, we were in compliance with all such covenants.

Meridian Financing

On March 6, 2025, we, through an indirect, wholly-owned special purpose entity, entered into a credit agreement with Meridian Credit Union Limited (the “Meridian Credit Agreement”) with a maximum borrowing capacity of approximately CAD $16.0 million (the "Meridian Loan"). At close, we borrowed approximately CAD $2.1 million. The Meridian Loan is secured by a first mortgage on our development property in Etobicoke, Ontario Canada (the "Etobicoke Property"). The proceeds of the Meridian Loan will be used to fund development of a self storage facility on the Etobicoke Property. As of September 30, 2025, we had approximately CAD $9.3 million outstanding and approximately CAD $6.7 million of available capacity.

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
SEPTEMBER 30, 2025

(Unaudited)

the Meridian Loan are interest-only and are capitalized to the outstanding principal balance until the maximum borrowing capacity has been reached.

On August 19, 2025, we modified the Meridian Credit Agreement and reduced the minimum all-in floor rate to 5.20% per annum. As of September 30, 2025, the interest rate on the Meridian Loan was 6.20%.

The Meridian Credit Agreement contains customary affirmative, negative, and financial covenants, agreements, representations, warranties and borrowing conditions, and events of default. We serve as a full recourse guarantor with respect to the Meridian Loan. As of September 30, 2025, we were in compliance with all such covenants.

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

The QuadReal - Seven Property Loan Agreement also contains customary affirmative, negative, and financial covenants, agreements, representations, warranties and borrowing conditions, and events of default, all as set forth in the QuadReal - Seven Property Loan Agreement. We serve as a non-recourse guarantor with respect to the QuadReal — Seven Property Loan. In addition, we provided the lenders with a debt service guarantee. However, the debt service guarantee may be terminated early based on achieving two consecutive fiscal quarters at a specific debt service ratio of not less than 1.1 to 1.0, as described in the QuadReal — Seven Property Loan Agreement. As of September 30, 2025, we were in compliance with all such covenants.

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

Pursuant to the loan agreement for the Skymar Bradenton Loan (the "Skymar Bradenton Loan Agreement"), amounts outstanding under the Skymar - Bradenton Loan bear interest at an annual fixed rate equal to 7.50%. The Skymar - Bradenton Loan has a maturity date of April 1, 2030. Payments under the Skymar - Bradenton Loan are payable monthly and are interest-only until April 1, 2027 and are principal and interest thereafter. The Skymar - Bradenton Loan may be prepaid in whole, but not in part, at any time, subject to certain conditions as set forth in the Skymar - Bradenton Loan Agreement. The loan documents contain agreements; representations; warranties and borrowing conditions; reserve requirements and events

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

(Unaudited)

of default all as set forth in such loan documents. In addition, and pursuant to the terms of the limited recourse guaranty, we serve as a non-recourse guarantor with respect to the Skymar - Bradenton Loan. As of September 30, 2025, we were in compliance with all such covenants.

The following table presents the future principal payment requirements on our outstanding secured debt as of September 30, 2025:

2025	$25,347,320
2026	2,589,818
2027	86,412,161
2028	50,370,292
2029	326,349
2030	126,928,819
Total payments	291,974,759
Debt issuance costs, net	(2,123,396)
Total	$289,851,363

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

The change in the value of the portion of our settled and unsettled foreign currency hedge that is not designated for hedge accounting for GAAP is recorded in Foreign currency adjustment within our consolidated statements of operations and represented a loss of approximately $2.6 million and $0.5 million for the nine months ended September 30, 2025 and 2024, respectively.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

(Unaudited)

The following table summarizes the terms of our derivative financial instruments as of September 30, 2025:

	Notional Amount	Strike	Effective Date	Maturity Date
Interest Rate Derivatives:
CORRA Swap - Four Property Loan (1)	$63,301,569	3.03%	January 9, 2025	January 10, 2028
SOFR Swap - Huntington Credit Facility(2)	$87,076,757	2.89%	March 4, 2025	November 30, 2027
Foreign Currency Hedge:
CAD Put (3)	$200,000,000	1.4005	December 20, 2024	December 19, 2025

(1)
Notional amounts is denominated in CAD and have been designated as a cash flow hedge.
(2)
Notional amounts is denominated in USD and have been designated as a cash flow hedge.
(3)
Notional amount is denominated in CAD and was partially designated for hedge accounting.

The following table summarizes the terms of our derivative financial instruments as of December 31, 2024:

	Notional Amount	Strike	Effective Date	Maturity Date
Interest Rate Derivatives:
CORRA Swap - Burlington Loan (1)	$15,015,000	4.02%	September 27, 2022	September 20, 2025(5)
CORRA Swap - Cambridge Loan (1)	$13,891,404	3.53%	April 30, 2024	December 22, 2025(5)
CORRA Swap - North York Loan (1)	$24,083,333	3.79%	January 31, 2023	February 2, 2026(5)
SOFR Swap - Huntington Credit Facility(2)	$107,574,000	2.89%	November 15, 2024	November 30, 2027
CDOR Swap - Bank of Montreal Loan (1)	$21,625,000	4.47%	May 4, 2023	May 4, 2026(5)
CORRA Swap - Ontario Loan (3)	$124,232,000	4.73%	June 15, 2023	June 15, 2026(5)
Foreign Currency Hedge:
CAD Put (4)	$200,000,000	1.4005	December 20, 2024	December 19, 2025
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

The following table presents a gross presentation of the fair value of our derivatives financial instruments as well as their classification on our consolidated balance sheets as of September 30, 2025 and December 31, 2024:

	Asset/Liability Derivatives Fair Value
	September 30, 2025	December 31, 2024
Interest Rate Hedges:
Other assets	$790,260	$3,219,413
Accounts payable and accrued liabilities	$686,333	$2,448,275
Foreign Currency Hedges:
Other assets	$635,367	$4,409,134

The following table presents the effects of our derivative financial instruments on our consolidated statements of operations for the periods presented:

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

(Unaudited)

	Gain (loss) recognized in OCI for the three months ended September 30,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI for the three months ended September 30,		Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Type	2025	2024		2025	2024		2025	2024
Interest Rate Swaps	$28,180	$(1,263,331)	Interest Expense	$6,202	$316,876	Interest Expense	$—	$—
Interest Rate Caps	—	—	Interest Expense	50,060	87,957	Interest Expense	—	—
Foreign Currency Put	2,437	(321,975)	N/A	—	—	N/A	—	—
	$30,617	$(1,585,306)		$56,262	$404,833		$—	$—

	Gain (loss) recognized in OCI for the nine months ended September 30,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI for the nine months ended September 30,		Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Type	2025	2024		2025	2024		2025	2024
Interest Rate Swaps	$(1,440,787)	$211,651	Interest Expense	$10,426	$1,085,868	Interest Expense	$(300,174)	$2,530
Interest Rate Caps	—	—	Interest Expense	174,500	261,957	Interest Expense	110,805	—
Foreign Currency Put	(1,187,637)	(310,063)	N/A	—	—	N/A	—	—
	$(2,628,424)	$(98,412)		$184,926	$1,347,825		$(189,369)	$2,530

Based upon the forward rates in effect as of September 30, 2025, we estimate that approximately $0.7 million related to our qualifying cash flow hedges will be reclassified to reduce interest expense during the next 12 months.

Note 7. Preferred Equity

Issuance of Series B Preferred Stock of Our Company

On May 1, 2023, we issued $150 million in Preferred Shares of our Series B Convertible Preferred Stock pursuant to the "Series B Purchase Agreement”) with Extra Space Storage LP (the “Investor”), a subsidiary of Extra Space Storage Inc. (NYSE: EXR). We paid the Investor an investment fee equal to 0.50% of the aggregate Purchase Price (as defined below) at the closing.

The Series B Purchase Agreement provides that the purchase price for the Preferred Shares shall be equal to $1,000 per share (the “Purchase Price”). The terms of the Series B Convertible Preferred Stock, including the preferences, conversion and other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms and conditions of redemption, are set forth in the articles supplementary for the Series B Convertible Preferred Stock (the “Series B Articles Supplementary”), which are described in more detail below.

In connection with the issuance of the Series B Convertible Preferred Stock, and in certain other limited circumstances, we permitted the Investor, or any entity that beneficially owns or constructively owns shares of our stock as a result of the Investor’s ownership of Series B Convertible Preferred Stock, to beneficially own and constructively own the Series B

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

(Unaudited)

Convertible Preferred Stock issued to the Investor pursuant to the Series B Purchase Agreement and any Class A Common Stock issued upon conversion of the Series B Convertible Preferred Stock.

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

As set forth in the Series B Articles Supplementary, the Series B Convertible Preferred Stock ranks senior to all other classes of our capital stock, including the Class A common stock (“Class A Common Stock”), Class P common stock, Class T common stock, Class W common stock, Class Y common stock and Class Z common stock (collectively, the “Common Stock”), with respect to rights to receive dividends and to participate in distributions or payments upon any voluntary or involuntary liquidation, dissolution or winding up. Dividends payable on each share of Series B Convertible Preferred Stock will initially be equal to a rate of 8.35% per annum. If the Series B Convertible Preferred Stock has not been redeemed on or prior to the fifth anniversary of the issuance of the Preferred Shares pursuant to the Series B Purchase Agreement, the dividend rate will increase an additional 0.75% per annum each year thereafter to a maximum of 11.0% per annum until the tenth anniversary of the issuance of the Preferred Shares pursuant to the Series B Purchase Agreement, at which time the dividend rate shall increase 0.75% per annum each year thereafter until the Series B Convertible Preferred Stock is redeemed or repurchased in full.

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

Subject to certain additional redemption rights, as described herein, we have the right to redeem the Series B Convertible Preferred Stock for cash at any time following the third anniversary of the issuance of the Preferred Shares pursuant to the Series B Purchase Agreement. The amount of such redemption will be equal to the aggregate Purchase Price of all outstanding Preferred Shares, plus applicable redemption premium as set forth in the Series B Articles Supplementary (together, the “Redemption Price”) and an amount equal to any accrued and unpaid dividends and distributions on the Series B Convertible Preferred Stock (whether or not accumulated or authorized and declared) up to the redemption date. Upon the listing of Common Stock on a national securities exchange (the “Listing”), we have the right to redeem any or all outstanding Series B Convertible Preferred Stock at an amount equal to the greater of (i) the amount that the holders of such Preferred Shares would have received had such Preferred Shares been converted into Common Stock pursuant to the terms of the Series B Articles Supplementary immediately prior to the initial Listing, and then all of such Preferred Shares had been sold in the initial Listing, up to the Conversion Value Limitation (as described herein), or (ii) the Redemption Price, in each case, plus an amount equal to any accrued and unpaid dividends and distributions on the Series B Convertible Preferred Stock (whether or not accumulated or authorized and declared) up to the date of initial Listing. The Conversion Value Limitation is an amount per share determined using an as-converted value limitation equal to a premium of $40 million if any or all 150,000 shares of Series B Convertible Preferred Stock are issued and outstanding. Upon a change of control event, we have the right to redeem any or all outstanding Series B Convertible Preferred Stock at an amount equal to the greater of (i) the amount that the holders of such Preferred Shares would have received had the Preferred Shares been converted into Common Stock pursuant to the terms of the Series B Articles Supplementary immediately prior to such change of control, up to the Conversion Value Limitation or (ii) the Redemption Price, in each case, plus an amount equal to any accrued and unpaid dividends and distributions up to the redemption date. In addition, subject to certain cure provisions, if we fail to maintain our status as a real estate investment trust, the holders of Series B Convertible Preferred Stock have the right to require us to repurchase the Series B Convertible Preferred Stock at an amount equal to the Redemption Price plus an amount equal to any accrued and unpaid dividends and distributions on the Series B Convertible Preferred Stock (whether or not accumulated or authorized and declared) up to the redemption date.

At any time after the earlier to occur of (i) the third anniversary of the issuance of the Preferred Shares is issued pursuant to the Series B Purchase Agreement or (ii) 180 days after an initial Listing, the holders of Series B Convertible Preferred Stock have the right to convert any or all of the Series B Convertible Preferred Stock held by such holders into

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

(Unaudited)

Class A Common Stock at a rate per share equal to the quotient obtained by dividing the Series B Convertible Preferred Stock Liquidation Amount, plus an amount equal to any accrued and unpaid dividends or other distributions (whether or not accumulated or authorized and declared), by the conversion price. The conversion price is initially $11.00, and may be adjusted in connection with stock splits, stock dividends and other similar transactions. In no event will the value of the Class A Common Stock issued by us upon conversion of the Series B Convertible Preferred Stock into Class A Common Stock exceed the Conversion Value Limitation.

The holders of Series B Convertible Preferred Stock are not entitled to vote on any matter submitted to a vote of our stockholders, except that in the event that the dividend for the Series B Convertible Preferred Stock has not been paid for at least four quarterly dividend periods (whether or not consecutive), the holders of Series B Convertible Preferred Stock have the right to vote together with the holders of Common Stock as a single class on any matter submitted to a vote of our stockholders. The number of votes applicable to a share of Series B Convertible Preferred Stock will be equal to the number of shares of Class A Common Stock into which a share of Series B Convertible Preferred Stock could have been converted as of the record date set for purposes of such stockholder vote. This foregoing limited voting right shall cease when all past dividend periods have been paid in full. In addition, the affirmative vote of the holders of a majority of the outstanding shares of Series B Convertible Preferred Stock is required in certain customary circumstances, as well as other circumstances, such as (i) our real estate portfolio exceeding a leverage ratio of 60% loan-to-value, (ii) entering into certain transactions with our Chief Executive Officer as of the date of the Purchase Agreement, or any entities in which such person has a controlling interest (excluding certain self-storage real estate programs sponsored by our sponsor or us), (iii) effecting a merger (or similar) transaction with an entity whose assets are not at least 80% self storage related, (iv) entering into any line of business other than self storage and ancillary businesses, unless such ancillary business represents revenues of less than 10% of the our revenues for our last fiscal year and (v) permitting any individual other than H. Michael Schwartz to (A) serve as our Chairman or any similar role or (B) otherwise perform any of the duties typically performed by Mr. Schwartz in his capacity as Chairman as of the date of the Series B Purchase Agreement.

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

Amendment to our Operating Partnership Agreement

On May 1, 2023, concurrent with our entry into the Series B Purchase Agreement, we and the Operating Partnership entered into Amendment No. 2 to the Operating Partnership Agreement, to create Series B Convertible Preferred Units having economic terms and designations, powers, preferences, rights and restrictions that are substantially similar to the Series B Preferred Stock and are summarized below:

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
SEPTEMBER 30, 2025

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

As of September 30, 2025, there were 150,000 Preferred Shares outstanding with an aggregate liquidation preference of approximately $153.2 million, which consists of $150 million from the initial closing and approximately $3.2 million of accumulated and unpaid distributions.

Issuance of Series D Cumulative Redeemable Preferred Partnership Units

On September 4, 2025, the Preferred Investor, an affiliate of SmartStop, agreed to purchase up to 1,400,000 Series D Preferred Units in consideration for up to $35 million at a price of $25 per unit pursuant to the Preferred Unit Purchase Agreement. As of September 30, 2025, our Operating Partnership has issued 1.0 million Series D Preferred Units to the Preferred Investor in exchange for $25.0 million pursuant to the Preferred Unit Purchase Agreement. In connection with the Series D Preferred Units, we paid the Preferred Investor an investment fee equal to $250,000.

The terms of the Series D Preferred Units include certain rights, preferences, powers, privileges and restrictions, qualifications and limitations as are set forth in Amendment No. 5 to the Second Amended and Restated Limited Partnership Agreement of our Operating Partnership (“Amendment No. 5 to the LPA”), including the following characteristics:

•
Rank: (a) senior to all common units, and to all equity securities issued by our Operating Partnership the terms of which provide that such equity securities shall rank junior to such Series D Preferred Units; (b) on a parity with all equity securities issued by our Operating Partnership other than those referred to in clauses (a) and (c); and (c) junior to all equity securities issued by our Operating Partnership the terms of which provide that such equity securities shall rank senior to the Series D Preferred Units, including the Series B Convertible Preferred Units. The term “equity securities” shall not include convertible debt securities.
•
Distribution Rate: Series D Preferred Units receive current distributions at a rate of 6.0% per annum on the liquidation amount until the second anniversary of the date of issuance, 7.0% per annum commencing thereafter until the third anniversary of the date of issuance, 8.0% per annum commencing thereafter until the fourth anniversary of the date of issuance, and 9.0% per annum thereafter, payable monthly and calculated on an actual/360 basis.
•
Liquidation Rights: Upon any voluntary or involuntary liquidation, dissolution or winding up of our Operating Partnership, the holders of Series D Preferred Units are entitled to receive a payment equal to $25.00 (the “Liquidation Amount”), plus an amount equal to any accrued and unpaid distributions (whether or not accumulated or authorized and declared) to the date of payment, subject to appropriate adjustment as set forth in Amendment No. 5.
•
Redemption Rights: Our Operating Partnership has the right to redeem the Series D Preferred Units in whole or in part at any time or from time to time following the second anniversary of the initial issuance of the Series D Preferred Units at a redemption price equal to the Liquidation Amount, plus an amount equal to accrued but unpaid cash distributions thereon to the date of redemption. In addition, following an Optional Repurchase Event (as defined in Amendment No. 5 to the LPA) and for a period of 90 days thereafter, holders of Series D Preferred Units may request a repurchase of Series D Preferred Units at a repurchase price equal to the Liquidation Amount, plus an amount equal to accrued but unpaid cash distributions thereon, to the date of repurchase.

As of September 30, 2025, there were 1.0 million Series D Preferred Units outstanding with an aggregate liquidation preference of approximately $25.1 million, which consists of $25 million from the initial closing and approximately $0.1 million of accumulated and unpaid distributions.

Series E Preferred Offering

On September 30, 2025, we commenced the Series E Preferred Offering of up to $75.0 million (expandable up to $100.0 million in the sole discretion of our board) in shares of our Series E Preferred Stock, $0.001 par value per share, at an offering price of $10.00 per share, pursuant to the Confidential Private Placement Memorandum dated September 30, 2025 (the “Memorandum”). The Series E Preferred Offering will terminate on September 30, 2026, unless extended by our board,

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

(Unaudited)

in its sole discretion. In connection with the Series E Preferred Offering, we entered into Amendment No. 6 to the Operating Partnership Agreement to create Series E Preferred Units having economic terms and designations, powers, preferences, rights and restrictions that are substantially similar to the Series E Preferred Stock.

The terms of the Series E Preferred Stock are set forth in the articles supplementary for the Series E Preferred Stock (the “Series E Articles Supplementary”) and are described in more detail below:

•
Rank: (a) senior to all classes of the Company’s common stock; (b) on parity with all other preferred equity securities issued by us from time to time, the terms of which provide that such securities rank on parity with the Series E Preferred Stock; and (c) junior to the preferred equity securities issued by us from time to time, the terms of which expressly provide that it will rank senior to the Series E Preferred Stock (the “Senior Stock”), including the Series B Convertible Preferred Stock, and subject to payment of or provision for our corporate debts and other liabilities.
•
Dividends: Dividends payable on each share of Series E Preferred Stock will initially be equal to a rate of 8.0% per annum. Dividends payable on the Series E Preferred Stock will accrue and be paid on the basis of a 360-day year consisting of twelve 30-day months and will accrue whether or not (i) we have earnings, (ii) there are funds legally available for the payment of such dividends, and (iii) such dividends are authorized by our board or declared.
•
Liquidation: Upon any voluntary or involuntary liquidation, dissolution or winding up, the holders of shares of Series E Preferred Stock then outstanding will be entitled to be paid out of our assets legally available for distribution to its stockholders, after payment or provision for our corporate debts, liquidating distributions to the holders of all of our Senior Stock and other liabilities, a liquidation preference equal to $10.00 per share, subject to appropriate adjustment as set forth in the Series E Articles Supplementary (the “Liquidation Preference”), plus an amount equal to accrued but unpaid cash dividends thereon, if any, to but not including the date of payment, pari passu with the holders of shares of any other class or series of our capital stock ranking on parity with the Series E Preferred Stock as to the Liquidation Preference and/or accrued but unpaid dividends they are entitled to receive.
•
Optional Redemption by Holder: Following the first anniversary of the original issue date of the shares of Series E Preferred Stock to be redeemed, holders will have the right to require us to redeem shares of Series E Preferred Stock at a redemption price equal to the Liquidation Preference less a redemption fee, plus an amount equal to any accrued but unpaid cash dividends thereon. The amount of the redemption fee will depend on how long the holder has held the shares to be redeemed and range from 10.0% to 0.0% of the Liquidation Preference. Aggregate optional redemptions by holders of the Series E Preferred Stock will be subject to a redemption limit such that no more than 5% of the weighted average number of outstanding Series E Preferred Stock during the prior calendar year will be redeemed per fiscal year.
•
We will redeem shares of Series E Preferred Stock held by a natural person upon his or her death or qualifying disability, including shares held through a revocable grantor trust, or an individual retirement account or other retirement or profit-sharing plan, upon notice from (i) in the case of the death of a holder, the holder’s estate, the recipient of such shares through bequest or inheritance, or, with respect to shares held through a revocable grantor trust, the trustee of such trust, or (ii) in the case of the disability of a holder, the holder or the holder’s legal representative. Such notice must be received within one year after the death or qualifying disability of the holder, but no sooner than the day following the first anniversary of the original issue date of the Series E Preferred Stock to be redeemed. If the holder is not a natural person, such as a trust (other than a revocable grantor trust) or other legal entity, the right of redemption upon the death or qualifying disability of a beneficiary of such trust or the holder of an ownership interest in such other entity will be subject to the approval of the board of directors, in its sole discretion. We will redeem such shares at a redemption price equal to 100% of the Liquidation Preference, in each case, plus an amount equal to any accrued but unpaid cash dividends thereon. Our ability to redeem shares of Series E Preferred Stock in cash may be limited to the extent that it does not have sufficient funds available to fund such cash redemption.
•
Optional Redemption by the Company: Upon the earlier of (i) our common stock being listed or admitted to trading on the New York Stock Exchange or another national securities exchange or automated quotation system, or (ii) the third anniversary of the commencement date of the Series E Preferred Offering, we will have the right to redeem all or some portion of the outstanding shares of Series E Preferred Stock at a redemption price equal to

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

(Unaudited)

100% of the Liquidation Preference, plus an amount equal to any accrued but unpaid cash dividends thereon. Additionally, upon the occurrence of a change of control, we will have the right to redeem all or some portion of the outstanding shares of Series E Preferred Stock, on a date that we specify prior to the closing of such change of control, in cash at a redemption price equal to 100% of the Liquidation Preference, plus an amount equal to any accrued but unpaid cash dividends thereon.
•
Voting Rights: The holders of Series E Preferred Stock are not entitled to vote on any matter submitted to a vote of our stockholders.

As of September 30, 2025, there were no Series E Preferred Stock outstanding.

Note 8. Segment Disclosures

Our business is composed of one reportable segment: self storage operations. Within our self storage operations segment, as of September 30, 2025 and December 31, 2024, approximately $289.4 million and $278.2 million, respectively, of our assets relate to our operations in Canada. For the three and nine months ended September 30, 2025, approximately $4.4 million and $12.7 million, respectively, of our revenues in the self storage segment related to our operations in Canada.

For the three and nine months ended September 30, 2024 approximately $4.0 million and approximately $11.4 million, respectively, of our revenues in the self storage segment related to our operations in Canada.

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

The following tables summarize information for the reportable segments for the three and nine months ended September 30, 2025 and 2024:

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Self storage rental revenue	$7,870,022	$7,236,715	$22,786,515	$20,761,136
Ancillary operating revenue	47,797	47,287	151,302	136,165
Total revenues	7,917,819	7,284,002	22,937,817	20,897,301
Operating expenses:
Property operating expenses
Property taxes	693,881	898,865	2,587,739	2,730,686
Payroll	645,428	589,379	1,817,542	1,772,766
Advertising	239,134	251,199	730,002	791,608
Repairs & maintenance	320,702	240,064	876,678	724,682
Utilities	339,190	237,779	943,109	799,082
Property insurance	144,293	157,949	423,501	463,042
Administrative and professional	438,376	386,886	1,212,964	1,174,394
Total property operating expenses	2,821,004	2,762,121	8,591,535	8,456,260
Other operating expenses:
Property operating expenses – affiliates	1,332,529	1,303,465	3,904,248	3,871,108
General and administrative	1,450,036	1,470,060	4,831,973	4,617,858
Depreciation	3,236,492	3,196,083	9,634,973	9,543,705
Intangible amortization expense	—	654,050	—	2,532,196
Acquisition expenses	82,536	197,752	352,146	615,647
Total other operating expenses	6,101,593	6,821,410	18,723,340	21,180,514
Operating loss:	(1,004,778)	(2,299,529)	(4,377,058)	(8,739,473)
Other income (expense):
Interest expense	(4,281,079)	(4,458,658)	(12,564,571)	(13,701,532)
Interest expense – debt issuance costs	(190,331)	(272,173)	(859,246)	(826,098)
Derivative fair value adjustment	—	(1,849,878)	(531,449)	(86,205)
Other income (expense)	28,770	85,233	97,953	430,381
Equity in loss of unconsolidated joint venture	(604,294)	—	(1,211,896)	—
Foreign currency adjustment	(2,206,593)	818,394	902,170	(2,539,244)
Net loss	$(8,258,305)	$(7,976,611)	$(18,544,097)	$(25,462,171)

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

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

(Unaudited)

Organization and Offering Costs

Organization and offering costs of the Private Offering paid by our Advisor on our behalf will be reimbursed to our Advisor. In addition, organization and offering costs of the Public Offering have been paid and will continue to be paid by our Advisor on our behalf and will be reimbursed to our Advisor; provided, however, that our Advisor funded, and was not reimbursed for, 1.0% of the gross offering proceeds from the sale of Class W shares towards payment of organization and offering expenses. Organization and offering costs consist of all expenses (other than sales commissions, the dealer manager fee, stockholder servicing fees and dealer manager servicing fees) to be paid by us in connection with the Private Offering and Public Offering, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable organization and offering expenses, including, but not limited to, (i) amounts to reimburse our Advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of our Advisor and its affiliates in connection with registering and marketing our shares; (ii) technology costs associated with the Private Offering and Public Offering; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses. Our Advisor will be required to reimburse us within 60 days after the end of the month which the Public Offering terminates to the extent we paid or reimbursed organization and offering costs (including sales commissions, dealer manager fees, stockholder servicing fees, and dealer manager servicing fees) in excess of 15% of the gross offering proceeds from the Primary Offering. As of September 30, 2025, organization and offering costs from the Primary Offering were less than 15% of gross proceeds from the Primary Offering.

Organization and offering costs of the Series E Preferred Offering, which we estimate to be 1.0% of the gross offering proceeds from the sale of Series E Preferred Stock.

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

Our Advisory Agreement provides for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us. Beginning four fiscal quarters after commencement of the Public Offering, pursuant to our Advisory Agreement, our Advisor is required to pay or reimburse us the amount by which our aggregate annual operating expenses, as defined, exceed the greater of 2% of our average invested assets or 25% of our net income, as defined, unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For any fiscal quarter for which total operating expenses for the 12 months then ended exceed the limitation, we will disclose this fact in our next quarterly report or within 60 days of the end of that quarter and send a written disclosure of this fact to our stockholders. In each case the disclosure will include an explanation of the factors that the independent directors considered in arriving at the conclusion that the excess expenses were justified. As of September 30, 2025, our aggregate annual operating expenses, as defined, did not exceed the threshold described above.

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
SEPTEMBER 30, 2025

(Unaudited)

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
SEPTEMBER 30, 2025

(Unaudited)

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

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the year ended December 31, 2024 and the nine months ended September 30, 2025, as well as any related amounts payable as of December 31, 2024 and September 30, 2025:

	Year Ended December 31, 2024			Nine Months Ended September 30, 2025
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Operating expenses (including organizational costs)	$12,220,370	$7,066,191	$9,299,781	$6,133,903	$14,276,849	$1,156,835
Asset management fees	4,253,616	2,458,196	2,448,348	3,275,745	5,349,103	374,990
Property management fees	1,688,524	798,536	1,150,689	1,395,514	2,249,364	296,839
Acquisition expenses (1)	589,216	146,146	978,373	289,112	1,217,631	49,854
Capitalized
Acquisition related (2)	113,259	452,694	—	—	—	—
Total	$18,864,985	$10,921,763	$13,877,191	$11,094,274	$23,092,947	$1,878,518

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

In order to protect the interest of the Property Manager in receiving these revenues in light of the fact that we control the properties and, hence, the ability of the Property Manager to receive such revenues, we and an affiliate of our Property

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

(Unaudited)

Manager agreed to transfer our respective rights in such revenue to a joint venture entity owned 0.1% by our TRS subsidiary and 99.9% by our Property Manager’s affiliate (the “PM Affiliate”). Under the terms of the operating agreement of the joint venture entity, dated March 8, 2021 (the “JV Agreement”), our TRS receives 0.1% of the net revenues generated from such Tenant Programs and the PM Affiliate receives the other 99.9% of such net revenues. The JV Agreement further provides, among other things, that if a member or its affiliate terminates all or substantially all of the property management agreements or defaults in its material obligations under the JV Agreement or undergoes a change of control, as defined, (the “Triggering Member”), the other member generally shall have the right (but not the obligation) to either (i) sell all of its interest in the joint venture to the Triggering Member at fair market value (as agreed upon or as determined under an appraisal process) or (ii) purchase all of the Triggering Member’s interest in the joint venture at 95% of fair market value. For the nine months ended September 30, 2025 and 2024, an affiliate of our Property Manager received net revenue from this joint venture of approximately $1.0 million and $0.9 million, respectively.

Storage Auction Program

Our Sponsor owns a minority interest in a company that owns 50% of an online auction company (the “Auction Company”) that serves as a web portal for self storage companies to post their auctions for the contents of abandoned storage units online instead of using live auctions conducted at the self storage facilities. The Auction Company receives a service fee for such services. During the nine months ended September 30, 2025 and 2024, we paid approximately $6,000 and $7,000 in fees to the Auction Company related to our properties, respectively. Our properties will receive the proceeds from such online auctions.

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

As of September 30, 2025, we have sold approximately 1.1 million Class P shares, approximately 0.2 million Class A shares, approximately 0.3 million Class T shares, approximately 51,000 Class W shares, approximately 0.2 million Class Y shares and approximately 9,000 Class Z shares for gross proceeds of approximately $18.0 million pursuant to the distribution reinvestment plan.

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
SEPTEMBER 30, 2025

(Unaudited)

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

In order to maintain operating flexibility, on August 6, 2025, our board of directors approved the suspension of our share redemption program effective as of September 6, 2025, except with respect to redemption requests made in connection with the death, commitment to a long-term care facility, qualifying disability or bankruptcy of a stockholder. The share redemption program shall remain suspended as discussed above until such time, if any, as our board of directors may approve the resumption of the share redemption program.

For the nine months ended September 30, 2025 we received redemption requests totaling approximately $3.7 million. Approximately $3.5 million was fulfilled during the nine months ended September 30, 2025 and the remaining $0.2 million was included in accounts payable and accrued liabilities as of September 30, 2025 and fulfilled in October 2025. For the nine months ended September 30, 2024 we received redemption requests totaling approximately $1.7 million. Approximately $1.2 million was fulfilled during the nine months ended September 30, 2024 and the remaining approximately $0.5 million was included in accounts payable and accrued liabilities as of September 30, 2024 and fulfilled in October 2024.

Operating Partnership Redemption Rights

The limited partners of our Operating Partnership have the right to cause our Operating Partnership to redeem their limited partnership units for cash equal to the value of an equivalent number of our shares, or, at our option, we may purchase

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

(Unaudited)

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

Note 11. Declaration of Distributions

Cash Distribution Declaration

On September 26, 2025, our board of directors declared a daily distribution rate of approximately $0.001698 per day per share on the outstanding shares of common stock payable to Class A, Class T, Class W, Class P, Class Y and Class Z stockholders of record of such shares as shown on our books at the close of business on each day of the period commencing on October 1, 2025 and ending December 31, 2025. In connection with this distribution, stockholders who hold Class T and Class Y shares, will be paid an amount equal to approximately $0.001698 per day less the stockholder servicing fee payable per share per day and stockholders who hold Class W and Class Z shares, will be paid an amount equal to approximately $0.001698 per day per share less the dealer manager servicing fee payable per share per day. Such distributions payable to each stockholder of record during a month will be paid the following month.

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

Note 13. Subsequent Events

Issuance of Preferred Units of Our Operating Partnership

On October 28, 2025, our Operating Partnership issued 120,000 Series D Preferred Units to the Preferred Investor in exchange for $3.0 million pursuant to the Preferred Unit Purchase Agreement.

Offering Status

As of November 6, 2025, in connection with our offerings we have issued approximately 11.7 million Class P shares for gross offering proceeds of approximately $111.3 million, approximately 3.2 million Class A shares for gross offering proceeds of approximately $32.6 million, approximately 5.2 million Class T shares for gross offering proceeds of approximately $51.4 million, approximately 0.7 million Class W shares for gross offering proceeds of approximately $6.8 million, approximately 5.4 million Class Y shares for gross offering proceeds of approximately $52.4 million and approximately 0.6 million Class Z shares for gross offering proceeds of approximately $5.6 million.

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

On February 26, 2021, pursuant to a confidential private placement memorandum, we commenced a private offering (the “Private Offering”) of up to $200,000,000 in shares of our common stock and $20,000,000 shares of common stock pursuant to our distribution reinvestment plan. Please see Note 1 of the Notes to the Consolidated Financial Statements contained elsewhere in this report for additional information. The primary portion of the Private Offering was terminated on March 17, 2022. We received approximately $100.7 million in offering proceeds from the sale of our common stock pursuant to the Private Offering. Through our distribution reinvestment plan, we have issued approximately 1.1 million Class P shares for gross proceeds of approximately $10.4 million.

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

As of September 30, 2025, we have issued approximately 1.1 million Class P shares, approximately 0.2 million Class A shares, approximately 0.3 million Class T shares, approximately 51,000 Class W shares, approximately 0.2 million Class Y shares, and approximately 9,000 Class Z shares for gross proceeds of approximately $18.0 million through our distribution reinvestment plan.

We have invested the net proceeds from our Private Offering and Public Offering primarily in self storage facilities consisting of both income-producing and growth properties located in the United States and Canada. As of September 30, 2025, we owned 24 operating self storage properties located in seven states (Arizona, Delaware, Florida, Nevada, Oregon, Pennsylvania and Washington) and three Canadian provinces (Alberta, British Columbia and Ontario), and two development properties in Florida and Ontario. As of September 30, 2025, we also own 50% of the equity interests in five unconsolidated real estate ventures located in two Canadian provinces (Ontario and Quebec), with subsidiaries of SmartCentres owning the other 50% of such entities. Our unconsolidated real estate ventures consist of four operating self storage properties in the lease-up phase and one parcel of land that is being developed into a self storage facility.

As of September 30, 2025, our operating self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)	Rental Income %(4)
Alberta	1	495	48,800	2%	89%	3%
Arizona	4	2,850	378,720	17%	94%	15%
British Columbia	1	925	59,180	3%	87%	4%
Delaware	1	820	80,545	4%	83%	3%
Florida	4	2,585	334,615	16%	90%	12%
Nevada	1	335	51,900	2%	90%	3%
Ontario	9	8,785	959,735	44%	87%	49%
Oregon	1	520	55,830	3%	94%	3%
Pennsylvania	1	810	78,040	4%	93%	4%
Washington	1	1,095	99,745	5%	92%	4%
	24	19,220	2,147,110	100%	89%	100%

(1)
Includes all rentable units, consisting of storage units and parking units (approximately 850 units).
(2)
Includes all rentable square feet consisting of storage units and parking units (approximately 199,780 square feet).
(3)
Represents the occupied square feet of all facilities we owned in a state divided by total rentable square feet of all the facilities we owned in such state as of September 30, 2025.
(4)
Represents rental income for all facilities we own in a state divided by our total rental income for the month ended September 30, 2025.

Development properties

Bradenton Land

On February 16, 2023, we, through an indirect, wholly-owned subsidiary of our Operating Partnership, acquired a parcel of land adjacent to our property in Bradenton, Florida (the “Bradenton Land”) from an unaffiliated third party. The purchase price for the Bradenton Land was approximately $1.4 million, plus closing costs and an acquisition fee to our advisor. We are in the process of expanding our current self storage property on the Bradenton Land. As of September 30, 2025, estimated development cost to complete the expansion are approximately $3.2 million, which we expect to fund with a combination of net proceeds from our Series E Preferred Offering and/or potential future debt financing.

Etobicoke Land

On March 27, 2023, we, through an indirect, wholly-owned subsidiary of our Operating Partnership, acquired a parcel of land to be developed into a self storage facility located in Etobicoke, in the city of Toronto, Ontario (the “Etobicoke Land”) from an unaffiliated third party. The purchase price for the Etobicoke Land was approximately CAD $2.2 million, plus closing costs and an acquisition fee to our advisor. As of September 30, 2025, our cost to complete development is approximately CAD $6.1 million, which we expect to fund with the Meridian financing, as described below.

On March 6, 2025, we through wholly-owned subsidiary of our Operating Partnership, entered into a credit agreement with Meridian Credit Union Limited ("Meridian") with a maximum borrowing capacity of CAD $16.0 million. As of September 30, 2025, we had drawn approximately CAD $9.3 million and have CAD $6.7 million available. Please see Note 5 - Debt of the Notes to the Consolidated Financial Statements for additional information.

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

The following table summarizes our 50% ownership interests in unconsolidated real estate ventures as of September 30, 2025:

	Location	Date Real Estate Venture Acquired Land	Real Estate Venture Status	Completion Date or estimated completion	Units	Net Rentable Sq. Ft.
Toronto (1)	Toronto, Ontario	April 2021	Operational	June 2025	1,420	101,855
Toronto II (1)	Toronto, Ontario	December 2021	Operational	April 2025	1,580	114,535
Dorval (1)	Dorval, Quebec	February 2023	Operational	June 2025	1,290	112,280
Hamilton (1)	Hamilton, Ontario	November 2023	Operational	October 2024	950	97,095
Montreal (2)	Montreal, Quebec	January 2024	Under Development	First half of 2026	1,450	124,000
					6,690	549,765
(1)
As of September 30, 2025, these four JV Properties were encumbered by first mortgages pursuant to the SmartCentres Financing (defined below).
(2)
Approximate units and net rentable square feet at completion.

As of September 30, 2025, our 50% share of development costs are currently expected to be approximately CAD $0.3 million for the Toronto Property, approximately CAD $0.2 million for the Toronto II Property, approximately CAD $0.2 million for the Dorval Property and approximately CAD $9.9 million for the Montreal Property. Development costs for Toronto, Toronto II and Dorval properties are expected to be funded with the SmartCentres Financing. The development costs for the Montreal Property are expected to be funded with a combination of net proceeds from our Series E Preferred Offering and/or potential future debt financing.

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

More recently, the broader economy has been experiencing elevated levels of inflation, higher interest rates (including higher mortgage rates), tightening monetary and fiscal policies and a slowdown in home sales and population mobility. These dynamics, paired with difficult comparables from 2022, resulted in a reduction in pricing power for self storage operators, leading to a deceleration in revenue growth in 2023 and once again in 2024. As of December 31, 2024, the U.S. listed self storage REITs averaged ending same-store occupancy of approximately 89.5%. Without a near term change in monetary policy and subsequent reduction in mortgage rates, we expect self storage demand to remain reduced relative to more recent COVID-19 era demand and more comparable to historical averages. Additionally, the broader interest rate and inflationary environment has moderated since 2024. These factors could lead to increasing levels of population mobility, specifically amongst single family home buyers and sellers, which could increase demand for self storage. Based on these dynamics, we believe that disciplined self storage operators will generate revenue growth in the near term and will continue to drive revenue through various economic cycles.

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

On March 10, 2021, we commenced formal operations and we acquired our first six self storage properties during 2021. As of September 30, 2025 and 2024, we owned 24 operating self storage facilities.

Our operating results for the three and nine months ended September 30, 2025 and 2024 include full period results for 24 properties. Operating results in future periods will depend on the results of operations of these properties and the real estate properties that we acquire in the future.

Comparison of the three months ended September 30, 2025 and 2024

Total Revenues

Total revenues for the three months ended September 30, 2025 and 2024 were approximately $7.9 million and approximately $7.3 million, respectively. The increase in total revenue of approximately $0.6 million, or 9%, is attributable to an increase in non same-store revenues of approximately $0.5 million due to the lease-up of our non-stabilized properties and an increase in same-store revenues of approximately $0.1 million primarily due to increased rates. We expect total revenues to increase in the future commensurate with our future acquisition activity and lease-up of our non-stabilized properties.

Property Operating Expenses

Property operating expenses for each of the three months ended September 30, 2025 and 2024 were approximately $2.8 million. Property operating expenses include the costs to operate our facilities including payroll, utilities, insurance, real estate taxes, repairs and maintenance, advertising and administrative and professional. We expect property operating expenses to increase in the future as our operational activity increases but decrease as a percentage of total revenues as we lease-up our non-stabilized properties.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for each of the three months ended September 30, 2025 and 2024 were approximately $1.3 million. Property operating expenses – affiliates includes property management fees, asset management fees and advisory contract amortization. We expect property operating expenses – affiliates to increase in the future as our operational activity increases.

General and Administrative Expenses

General and administrative expenses for each of the three months ended September 30, 2025 and 2024 were approximately $1.5 million. General and administrative expenses consist primarily of legal expenses, directors’ and officers’ insurance, transfer agent fees, an allocation of a portion of our Advisor’s payroll related costs, professional and accounting expenses and board of directors related costs. We expect general and administrative expenses to increase in the future as our operational activity increases, but decrease as a percentage of total revenue.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended September 30, 2025 and 2024 were approximately $3.2 million and approximately $3.9 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The decrease in depreciation and amortization expense of approximately $0.7 million is primarily attributable to leases in place being fully amortized at the end of 2024. We expect depreciation and amortization expense to increase in future periods commensurate with our future acquisition activity.

Acquisition Expenses – Affiliates

Acquisition expenses – affiliates for each of the three months ended September 30, 2025 and 2024 were approximately $0.1 million. Acquisition expenses primarily relate to the costs associated with our potential acquisitions prior to the acquisitions becoming probable in accordance with our capitalization policy. We expect acquisition expenses- affiliates to fluctuate in the future commensurate with our acquisition activity.

Other Property Acquisition Expenses

Other property acquisition expenses for the three months ended September 30, 2025 and 2024 were approximately $10,000 and $0.1 million, respectively. Acquisition expenses primarily relate to the costs associated with our potential acquisitions prior to the acquisitions becoming probable in accordance with our capitalization policy. We expect other property acquisition expenses to fluctuate in the future commensurate with our acquisition activity.

Interest Expense

Interest expense for the three months ended September 30, 2025 and 2024 was approximately $4.3 million and approximately $4.5 million, respectively. Interest expense includes interest expense on our debt and the impact of our interest rate derivatives designated for hedge accounting. The decrease in interest expense of approximately $0.2 million is primarily attributable to lower interest rates on new debt entered into during the fourth quarter of 2024 and first quarter of 2025. We expect interest expense to fluctuate in the future commensurate with our future debt level and interest rates.

Interest Expense – Debt Issuance Costs

Interest expense – debt issuance costs for the three months ended September 30, 2025 and 2024 were approximately $0.2 million and approximately $0.3 million, respectively. Interest expense – debt issuance costs reflects the amortization of fees incurred in connection with obtaining financing. We expect interest expense – debt issuance costs to increase commensurate with our future financing activity.

Derivative fair value adjustment

Derivative fair value adjustment for the three months ended September 30, 2025 and 2024 was approximately none and $1.9 million loss, respectively. Derivative fair value adjustment consists of fair market value adjustment of our interest rate derivatives we elected not to apply hedge accounting. We expect the derivative fair value adjustment to change in the future based upon changes in interest rates and our interest rate hedging activity.

Equity in loss of unconsolidated real estate ventures

Losses from our equity method investments in the JV Properties for the three months ended September 30, 2025 and 2024 were approximately $0.6 million and none, respectively. Losses from our equity method investments in the JV Properties consists of our allocation of earnings and losses from our unconsolidated joint ventures. The increase in equity in loss of unconsolidated real estate ventures relates to the completion of construction and the start of property lease up of one JV Property in the fourth quarter of 2024 and three JV Properties in the second quarter of 2025. We expect Equity in loss of unconsolidated real estate ventures to decrease in the future as our operational activity increases as we lease-up our unconsolidated real estate ventures.

Foreign currency adjustment

Foreign currency adjustment for the three months ended September 30, 2025 and 2024 was approximately $2.2 million loss and approximately $0.8 million gain, respectively. Foreign currency adjustment consists of changes in foreign currency related to our net investments in Canadian real estate not classified as long term in accordance with GAAP. We expect foreign currency adjustment to change in the future based upon changes in exchange rates, as well as future net investments in real estate in currencies other than United States dollars.

Comparison of the nine months ended September 30, 2025 and 2024

Total Revenues

Total revenues for the nine months ended September 30, 2025 and 2024 were approximately $22.9 million and approximately $20.9 million, respectively. The increase in total revenue of approximately $2.0 million, or 10%, is attributable to an increase in non same-store revenues of approximately $1.5 million due to the lease-up of our non-stabilized properties and an increase in same-store revenues of approximately $0.5 million primarily due to increased rates. We expect total revenues to increase in the future commensurate with our future acquisition activity and lease-up of our non-stabilized properties.

Property Operating Expenses

Property operating expenses for the nine months ended September 30, 2025 and 2024 were approximately $8.6 million and approximately $8.5 million, respectively. Property operating expenses include the costs to operate our facilities including payroll, utilities, insurance, real estate taxes, repairs and maintenance, advertising and administrative and professional. We expect property operating expenses to increase in the future as our operational activity increases but decrease as a percentage of total revenues as we lease-up our non-stabilized properties.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for each of the nine months ended September 30, 2025 and 2024 were approximately $3.9 million. Property operating expenses – affiliates includes property management fees, asset management fees and advisory contract amortization. We expect property operating expenses – affiliates to increase in the future as our operational activity increases.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2025 and 2024 were approximately $4.8 million and approximately $4.6 million, respectively. General and administrative expenses consist primarily of legal expenses, directors’ and officers’ insurance, transfer agent fees, an allocation of a portion of our Advisor’s payroll related costs, professional and accounting expenses and board of directors related costs. The increase in general and administrative expenses of approximately $0.2 million is primarily attributable to an increase in costs commensurate with the increase in our operational activity. We expect general and administrative expenses to increase in the future as our operational activity increases, but decrease as a percentage of total revenue.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the nine months ended September 30, 2025 and 2024 were approximately $9.6 million and approximately $12.1 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The decrease in depreciation and amortization expense of approximately $2.5 million is primarily attributable to leases in place being fully amortized at the end of 2024. We expect depreciation and amortization expense to increase in future periods commensurate with our future acquisition activity.

Acquisition Expenses – Affiliates

Acquisition expenses – affiliates for the nine months ended September 30, 2025 and 2024 were approximately $0.3 million and approximately $0.4 million, respectively. Acquisition expenses primarily relate to the costs associated with our potential acquisitions prior to the acquisitions becoming probable in accordance with our capitalization policy. We expect acquisition expenses- affiliates to fluctuate in the future commensurate with our acquisition activity.

Other Property Acquisition Expenses

Other property acquisition expenses for the nine months ended September 30, 2025 and 2024 were approximately $0.1 million and approximately $0.2 million, respectively. Acquisition expenses primarily relate to the costs associated with our potential acquisitions prior to the acquisitions becoming probable in accordance with our capitalization policy. We expect other property acquisition expenses to fluctuate in the future commensurate with our acquisition activity.

Interest Expense

Interest expense for the nine months ended September 30, 2025 and 2024 was approximately $12.6 million and approximately $13.7 million, respectively. Interest expense includes interest expense on our debt and the impact of our interest rate derivatives designated for hedge accounting. The decrease in interest expense of approximately $1.1 million is primarily attributable to lower interest rates on new debt entered into during the fourth quarter of 2024 and first quarter of 2025. We expect interest expense to fluctuate in the future commensurate with our future debt level and interest rates.

Interest Expense – Debt Issuance Costs

Interest expense – debt issuance costs for the nine months ended September 30, 2025 and 2024 were approximately $0.9 million and approximately $0.8 million, respectively. Interest expense – debt issuance costs reflects the amortization of fees incurred in connection with obtaining financing. We expect interest expense – debt issuance costs to increase commensurate with our future financing activity.

Derivative fair value adjustment

Derivative fair value adjustment for the nine months ended September 30, 2025 and 2024 was approximately $0.5 million and $0.1 million, respectively. Derivative fair value adjustment consists of fair market value adjustment of our interest rate derivatives we elected not to apply hedge accounting. We expect the derivative fair value adjustment to change in the future based upon changes in interest rates and our interest rate hedging activity.

Equity in loss of unconsolidated real estate ventures

Losses from our equity method investments in the JV Properties for the nine months ended September 30, 2025 and 2024 were approximately $1.2 million and none, respectively. Losses from our equity method investments in the JV Properties consists of our allocation of earnings and losses from our unconsolidated joint ventures. The increase in equity in loss of unconsolidated real estate ventures relates to the completion of construction and the start of property lease up of one JV Property in the fourth quarter of 2024 and three JV Properties in the second quarter of 2025. We expect Equity in loss of unconsolidated real estate ventures to decrease in the future as our operational activity increases as we lease-up our unconsolidated real estate ventures.

Foreign currency adjustment

Foreign currency adjustment for the nine months ended September 30, 2025 and 2024 was approximately $0.9 million gain and approximately $2.5 million loss, respectively. Foreign currency adjustment consists of changes in foreign currency related to our net investments in Canadian real estate not classified as long term in accordance with GAAP. We expect foreign currency adjustment to change in the future based upon changes in exchange rates, as well as future net investments in real estate in currencies other than United States dollars.

Same-Store Facility Results - three months ended September 30, 2025 and 2024

The following table sets forth operating data for our same-store facilities (stabilized and comparable properties that have been included in the consolidated results of operations since January 1, 2024) for the three months ended September 30, 2025 and 2024. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition, lease up, or development activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
	2025	2024	% Change	2025	2024	% Change	2025	2024	% Change
Revenues(1)	$3,588,760	$3,456,963	3.8%	$4,329,059	$3,827,039	N/M	$7,917,819	$7,284,002	8.7%
Property operating expenses(2)	1,334,120	1,402,905	(4.9)%	1,966,120	1,795,338	N/M	3,300,240	3,198,243	3.2%
Net operating income	$2,254,640	$2,054,058	9.8%	$2,362,939	$2,031,701	N/M	$4,617,579	$4,085,759	13.0%
Number of Facilities	12	12		12	12		24	24
Rentable square feet(3)	892,610	892,610		1,254,500	1,254,500		2,147,110	2,147,110
Average physical occupancy(4)	91.5%	91.6%	-0.1%	88.0%	81.9%	N/M	89.5%	86.0%	3.5%
Annualized rent per occupied square foot(5)	$17.62	$17.03	3.5%	N/M	N/M	N/M	$17.35	$16.77

N/M Not meaningful

(1)
Revenue includes rental revenue, ancillary revenue, administrative and late fees.
(2)
Property operating expenses excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization expense and acquisition expenses, but includes property management fees.
(3)
Of the total rentable square feet, parking represented approximately 199,780 square feet as of September 30, 2025 and 2024. On a same-store basis, for the same periods, parking represented approximately 43,000 square feet.
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

Our increase in same-store revenue of approximately $0.1 million was primarily the result of an increase in revenue per occupied square foot of approximately 3.5% for the three months ended September 30, 2025 over the three months ended September 30, 2024 offset by a decrease average physical occupancy of approximately 0.1%.

Our same-store property operating expenses decreased by approximately $70,000 or 4.9% for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

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

The following table presents a reconciliation of net loss as presented on our consolidated statements of operations to net operating income, as stated above, for the periods indicated:

	Three Months Ended
	September 30, 2025	September 30, 2024
Net Loss	$(8,258,305)	$(7,976,611)
Adjusted to exclude:
Asset management fees(1)(2)	853,293	867,343
General and administrative	1,450,036	1,470,060
Depreciation	3,236,492	3,196,083
Intangible amortization expense	—	654,050
Acquisition expenses—affiliates	76,580	130,311
Other property acquisition expenses	5,956	67,441
Interest expense	4,281,079	4,458,658
Interest expense—debt issuance costs	190,331	272,173
Derivative fair value adjustment	—	1,849,878
Other income (expense)	(28,770)	(85,233)
Equity in loss of unconsolidated joint ventures	604,294	—
Foreign currency adjustment	2,206,593	(818,394)
Total property net operating income	$4,617,579	$4,085,759
(1)
Asset management fees are included in Property operating expenses – affiliates in the consolidated statements of operations.
(2)
Includes amortization of Advisor contract of approximately $0.3 million and $0.2 million for the three months ended September 30, 2025 and 2024, respectively.

Same-Store Facility Results - nine months ended September 30, 2025 and 2024

The following table sets forth operating data for our same-store facilities (stabilized and comparable properties that have been included in the consolidated results of operations since January 1, 2024) for the nine months ended September 30, 2025 and 2024. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition, lease up, or development activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
	2025	2024	% Change	2025	2024	% Change	2025	2024	% Change
Revenues(1)	$10,599,356	$10,075,948	5.2%	$12,338,461	$10,821,353	N/M	$22,937,817	$20,897,301	9.8%
Property operating expenses(2)	4,168,895	4,277,287	(2.5)%	5,818,155	5,422,759	N/M	9,987,050	9,700,046	3.0%
Net operating income	$6,430,461	$5,798,661	10.9%	$6,520,306	$5,398,594	N/M	$12,950,767	$11,197,255	15.7%
Number of Facilities	12	12		12	12		24	24
Rentable square feet(3)	892,610	892,610		1,254,500	1,254,500		2,147,110	2,147,110
Average physical occupancy(4)	91.5%	91.6%	-0.1%	88.0%	81.9%	N/M	89.5%	86.0%	3.5%
Annualized rent per occupied square foot(5)	$17.34	$16.71	3.8%	N/M	N/M	N/M	$16.80	$16.35

N/M Not meaningful

(1)
Revenue includes rental revenue, ancillary revenue, administrative and late fees.
(2)
Property operating expenses excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization expense and acquisition expenses, but includes property management fees.
(3)
Of the total rentable square feet, parking represented approximately 199,780 square feet as of September 30, 2025 and 2024. On a same-store basis, for the same periods, parking represented approximately 43,000 square feet.
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

Our increase in same-store revenue of approximately $0.5 million was primarily the result of an increase in revenue per occupied square foot of approximately 3.8% for the nine months ended September 30, 2025 over the nine months ended September 30, 2024 offset by a decrease in average physical occupancy of approximately 0.1%.

Our same-store property operating expenses decreased by approximately $100,000 or 2.5% for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

The following table presents a reconciliation of net loss as presented on our consolidated statements of operations to net operating income, as stated above, for the periods indicated:

	Nine Months Ended
	September 30, 2025	September 30, 2024
Net Loss	$(18,544,097)	$(25,462,171)
Adjusted to exclude:
Asset management fees(1)(2)	2,508,733	2,627,322
General and administrative	4,831,973	4,617,858
Depreciation	9,634,973	9,543,705
Intangible amortization expense	—	2,532,196
Acquisition expenses—affiliates	289,112	444,364
Other property acquisition expenses	63,034	171,283
Interest expense	12,564,571	13,701,532
Interest expense—debt issuance costs	859,246	826,098
Derivative fair value adjustment	531,449	86,205
Other income (expense)	(97,953)	(430,381)
Equity in loss of unconsolidated joint ventures	1,211,896	—
Foreign currency adjustment	(902,170)	2,539,244
Total property net operating income	$12,950,767	$11,197,255
(1)
Asset management fees are included in Property operating expenses – affiliates in the consolidated statements of operations.
(2)
Includes amortization of Advisor contract of approximately $0.8 million and $0.6 million for the nine months ended September 30, 2025 and 2024, respectively.

Liquidity and Capital Resources

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the nine months ended September 30, 2025 and 2024 is as follows:

	Nine Months Ended
	September 30, 2025	September 30, 2024	Change
Net cash flow provided by (used in):
Operating activities	$(20,041,004)	$85,203	$(20,126,207)
Investing activities	(16,130,017)	(9,474,471)	(6,655,546)
Financing activities	28,789,057	9,861,778	18,927,279

Cash flows provided by (used in) operating activities for the nine months ended September 30, 2025 and 2024 were approximately $(20.0) million and approximately $0.1 million, respectively, a change of approximately $(20.1) million. The decrease in cash provided by our operating activities is primarily the result of a decrease in amounts due to affiliates.

Cash flows used in investing activities for the nine months ended September 30, 2025 and 2024 were approximately $16.2 million and approximately $9.5 million, respectively, a change of approximately $6.7 million. The decrease in cash used in our investing activities is primarily the result of cash used for the additions to real estate facilities and investments in unconsolidated real estate ventures.

Cash flows provided by financing activities for the nine months ended September 30, 2025 and 2024 were approximately $28.8 million and approximately $9.9 million, respectively, a change of approximately $18.9 million. The increase in cash provided by our financing activities is primarily the result of a increase in net debt proceeds totaling $9.6 million and net proceeds raised from issuance of preferred units in our Operating Partnership $24.7 million, offset by a decrease in net proceeds from the issuance of common stock by $11.8 million.

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

The SmartStop Bridge Loan matures in the next 12 months. We are evaluating multiple options to satisfy this loan maturity before it comes due, which include extending the maturity date of the loan, amending the loans with the current lender or refinancing with a different lender.

Distribution Policy and Distributions

Series B Convertible Preferred Stock Dividends

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

Series D Preferred Units Distributions

The shares of Series D Preferred Units rank senior to all other common shares of our capital stock, including our common stock, with respect to rights to receive dividends and to participate in distributions or payments upon any voluntary or involuntary liquidation, dissolution or winding up of the Company. Distributions payable on each unit of Series D Preferred Units will initially be equal to a rate of 6.0% per annum until the second anniversary after the date of issuance, 7% per annum commencing the day following the second anniversary after the date of issuance, 8% per annum commencing the day following the third anniversary until the 4th anniversary after the date of issuance, and 9% per annum thereafter. The Series D Preferred Units accrue distributions daily but is payable monthly in arrears.

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

The following shows our cash distributions and the sources of such cash distributions for the respective periods presented:

	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
Distributions paid in cash — common stockholders	$6,407,906		$5,642,968
Distributions paid in cash — preferred stockholders	9,359,388		9,382,405
Distributions paid in cash — Operating Partnership unitholders	255,843		256,313
Distributions reinvested	4,984,554		4,194,003
Total distributions	$21,007,691		$19,475,689
Source of distributions
Cash flows provided by operations	$—	0.0%	$85,203	0.4%
Proceeds from offerings	16,023,137	76.3%	15,196,483	78.0%
Offering proceeds from distribution reinvestment plan	4,984,554	23.7%	4,194,003	21.5%
Total sources	$21,007,691	100.0%	$19,475,689	100.0%

From our inception through September 30, 2025, we have paid cumulative distributions of approximately $71.1 million, as compared to cumulative net loss attributable to our common stockholders of approximately $139.0 million.

From our inception through September 30, 2025, cumulative net loss attributable to our common stockholders reflects non-cash depreciation and amortization of approximately $47.9 million, and acquisition related expenses of approximately $5.5 million.

For the nine months ended September 30, 2025, we paid distributions of approximately $21.0 million, as compared to a net loss attributable to our common stockholders of approximately $27.6 million. Net loss attributable to our common stockholders for the nine months ended September 30, 2025, reflects non-cash depreciation and amortization of approximately $9.6 million and acquisition related expenses of approximately $0.4 million.

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

Indebtedness

As of September 30, 2025, our total indebtedness was approximately $289.9 million which included approximately $164.2 million of variable rate debt and approximately $127.7 million of fixed rate debt, less approximately $2.0 million in net debt issuance costs. See Note 5 – Debt, of the Notes to the Consolidated Financial Statements contained in this report for more information about our indebtedness.

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

Our material cash requirements from known contractual and other obligations primarily relate to the following, for which information on both a short-term and long-term basis is provided in the indicated notes to the consolidated financial statements:

•
Debt — Refer to Note 5 of the Notes to the Consolidated Financial Statements. As of September 30, 2025 excluding the impact of our interest rate hedging activities, future cash payments for interest on debt over the next 12 months is approximately $18.2 million. As of September 30, 2025 future cash payments for maturing debt over the next 12 months is approximately $27.3 million. We expect to meet these future obligations with a combination of proceeds from operations, exercising debt extension options and future debt financing.
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

The following table presents the future principal payments required on outstanding debt as of September 30, 2025:

2025	$25,347,320
2026	2,589,818
2027	86,412,161
2028	50,370,292
2029	326,349
2030	126,928,819
Total payments	291,974,759
Debt issuance costs, net	(2,123,396)
Total	$289,851,363

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

As of September 30, 2025, our total indebtedness was approximately $289.9 million, which included approximately $164.2 million in variable rate debt and approximately $127.7 million in fixed rate debt, less approximately $2.0 million in net debt issuance costs. A change in interest rates on variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase by 100 basis points, the increase in interest, net of our interest rate derivatives, would decrease future earnings and cash flows by approximately $0.3 million annually.

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

The following table summarizes future debt maturities and average interest rates on our outstanding debt as of September 30, 2025:

	Payments due during the years ended December 31,
	2025	2026	2027	2028	2029	2030	Total
Variable rate debt	$25,347,320	$2,589,818	$86,225,772	$50,072,349	$—	$—	$164,235,259
Average interest rate(1)	6.57%	6.02%	6.02%	6.02%	N/A	N/A
Fixed rate debt	$—	$—	$186,389	$297,943	$326,349	$126,928,819	$127,739,500
Average interest rate	6.88%	6.88%	6.88%	6.88%	6.88%	6.88%

(1)
Interest rate for fixed rate debt was calculated based upon the contractual rate and the interest rate on variable rate debt was calculated based on the rate in effect on September 30, 2025, excluding the impact of interest rate derivatives. The Huntington Credit Facility and National Bank of Canada - Four Property Loan have variable rates, however, we entered into interest rate swap agreements that fix SOFR at 2.89%, CORRA at 3.03% respectively until the maturity of the loan. Debt denominated in foreign currency has been converted based on the rate in effect as of September 30, 2025.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The following should be read in conjunction with the risk factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2024.

We have incurred a net loss to date, have an accumulated deficit and our operations may not be profitable in 2025.

We incurred a net loss attributable to common stockholders of approximately $27.6 million for the nine months ended September 30, 2025. Our accumulated deficit was approximately $139.0 million as of September 30, 2025. Given that we are still early in our acquisition stage, our operations may not be profitable in 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)
Distribution Reinvestment Plan - Class P Shares

During the three months ended September 30, 2025, through our distribution reinvestment plan, we have issued approximately 70,700 Class P shares to investors who originally purchased shares in our Private Offering, for gross proceeds of approximately $0.7 million. No sales commissions or dealer manager fees are paid in connection with the sale of shares pursuant to our distribution reinvestment plan. Each of the purchasers of our shares of common stock under our Private Offering has represented that he or she is an accredited investor. Based upon these representations, we believe that the foregoing issuances of our shares of Class P common stock were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

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

(b)
On March 17, 2022, our Public Offering (SEC File No. 333-256598) of up to $1.0 billion in shares of our common stock in our Primary Offering was declared effective by the SEC, consisting of five classes of shares: Class A shares for $10.33 per share (up to $450 million in shares), Class T shares for $10.00 per share (up to $450 million in shares), Class W shares for $9.40 per share (up to $100 million in shares), Class Y shares for $9.30 per share (up to $800 in shares), and Class Z shares for $9.30 per share (up to $200 million in shares) and up to $95 million in shares pursuant to our distribution reinvestment plan at $9.30 per share for Class A, Class T, Class W, Class Y and Class Z shares. On May 20, 2025, our board of directors approved the termination of the Primary Offering, which termination was effective as of May 30, 2025. As of September 30, 2025, we had sold approximately 2.9 million Class A shares for gross offering proceeds of approximately $30.3 million, approximately 4.8 million Class T shares for gross offering proceeds of approximately $48.1 million, approximately 0.7 million Class W shares for gross offering proceeds of approximately $6.3 million, approximately 5.2 million Class Y shares for gross offering proceeds of approximately $50.4 million and approximately 0.6 million Class Z shares for gross offering proceeds of approximately $5.5 million pursuant to our Primary Offering. Through our distribution reinvestment plan, we have issued approximately 0.2 million Class A shares, approximately 0.3 million Class T shares, approximately 51,000 Class W shares, approximately 0.2 million Class Y shares and approximately 9,000 Class Z shares for gross proceeds of approximately $7.6 million. We have incurred approximately $11.5 million in sales commissions and dealer manager fees (of which approximately $5.9 million was re-allowed to a third party broker-dealer) in connection with the Primary Offering, and approximately $5.4 million in organization and offering costs.
(c)
Our share redemption program for our common stockholders enables our common stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our Registration Statement on Form S-11 (SEC Registration No. 333-256598). During the three months ended September 30, 2025, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) That May Yet to be Purchased Under the Plans or Programs
July 31, 2025	346,452	$9.31	—	734,309
August 31, 2025	—	—	—	734,309
September 30, 2025	—	—	—	734,309

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

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended September 30, 2025 (and are numbered in accordance with Item 601 of Regulation S-K).

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

3.9	Articles Supplementary for Series E Preferred Stock, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on October 6, 2025, Commission File No. 000-56545

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

101*

The following Strategic Storage Trust VI, Inc. financial information for the three and nine months ended September 30, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Equity and Temporary Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

104*	The cover page from the Strategic Storage Trust VI, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, has been formatted in Inline XBRL.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STORAGE TRUST VI, INC. (Registrant)
Dated: November 12, 2025	By:	/s/ Matt F. Lopez
Matt F. Lopez Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)