Form 10-K
period 2025-12-31
Strategic Storage Trust VI, Inc.
filed 2026-03-24
CIK 1852575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of March 17, 2026, there were 11,505,957 outstanding shares of Class P common stock, 3,261,851 outstanding shares of Class A common stock, 5,475,436 outstanding shares of Class T common stock, 725,625 outstanding shares of Class W common stock, 5,497,253 outstanding shares of Class Y common stock, and 579,447 outstanding shares of Class Z common stock of the registrant.

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

Any such forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which we operate, and beliefs of, and assumptions made by, our management and involve uncertainties that could significantly affect our financial results. Such statements include, but are not limited to: (i) statements about our plans, strategies, initiatives, and prospects; and (ii) statements about our future results of operations, capital expenditures, and liquidity. Such statements are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from those projected or anticipated, including, without limitation:

•
disruptions in the economy, including debt and banking markets and foreign currency, including changes in the Canadian Dollar (“CAD”)/U.S. Dollar (“USD”) exchange rate;
•
significant transaction costs, including financing costs, and unknown liabilities;
•
whether we will be successful in the pursuit of our business plan and investment objectives;
•
changes in the political and economic climate, economic conditions, market conditions, and fiscal imbalances in the United States, and other major developments, including tariffs, wars, natural disasters, epidemics and pandemics, military actions, and terrorist attacks;
•
changes in tax and other laws and regulations, including tenant protection programs and other aspects of our business;
•
the effect of competition at our self-storage properties or from other storage alternatives, which could cause rents and occupancy rates to decline;
•
our ability to identify and complete acquisitions on favorable terms or at all;
increases in interest rates;
•
the outcome of any pending or later instituted legal or regulatory proceedings or governmental inquiries or investigations;
•
our reliance on information technologies, which are vulnerable to, among other things, attack from computer viruses and malware, hacking, cyberattacks and other unauthorized access or misuse; and
•
failure to maintain our REIT status.

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

SmartStop REIT Advisors, LLC is our sponsor (our “Sponsor”). Our Sponsor is an indirect subsidiary of SmartStop Self Storage REIT, Inc. (“SmartStop”) (NYSE: SMA). Our Sponsor is a company focused on providing self storage advisory, asset management, and property management services. Our Sponsor owns 100% of Strategic Storage Advisor VI, LLC (our “Advisor”) and owns 100% of Strategic Storage Property Management VI, LLC (our “Property Manager”).

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

On May 20, 2025, our board of directors approved the termination of the Primary Offering, effective as of May 30, 2025. We sold approximately 2.9 million Class A shares for gross offering proceeds of approximately $30.3 million, approximately 4.8 million Class T shares for gross offering proceeds of approximately $48.1 million, approximately 0.7 million Class W shares for gross offering proceeds of approximately $6.3 million, approximately 5.2 million Class Y shares for gross offering proceeds of approximately $50.6 million, and approximately 0.6 million Class Z shares for gross offering proceeds of approximately $5.5 million in the Primary Offering. Pacific Oak Capital Markets, LLC, a Delaware limited liability company, (our “Former Dealer Manager”), served as the dealer manager for our Public Offering pursuant to a dealer manager agreement (the “Dealer Manager Agreement”). On June 18, 2025, in connection with the termination of the Primary Offering, the Dealer Manager Agreement was terminated.

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

As of December 31, 2025, we have issued approximately 1.1 million Class P shares, approximately 0.2 million Class A shares, approximately 0.4 million Class T shares, approximately 57,000 Class W shares, approximately 0.2 million Class Y shares, and approximately 12,000 Class Z shares for gross proceeds of approximately $19.7 million through our distribution reinvestment plan.

Pursuant to a Sponsor Funding Agreement (as defined in Note 2 - Summary of Significant Accounting Policies, of the notes to the consolidated financial statements contained in this report), our Sponsor agreed to fund the payment of (i) the upfront 3% sales commission for the sale of Class Y shares, (ii) the upfront 3% dealer manager fee for the Class Y shares, and (iii) the estimated 1% organization and offering expenses for the sale of Class Y shares and Class Z shares. In November 2023 our Sponsor agreed to reimburse the Company in cash to cover the dilution from the one-time stock dividend described below. In consideration for our Sponsor providing the funding for the front-end sales load and the cash to cover the dilution from the stock dividend, Strategic Storage Operating Partnership VI, L.P., a Delaware limited partnership (our “Operating Partnership”), agreed to issue Series C Subordinated Convertible Units (“Series C Units”) to our Sponsor equal to the dollar amount of such funding divided by the then-current offering price (initially $9.30 per share and currently $10.00 per share) for the Class Y shares and Class Z shares sold in the Public Offering. The Series C Units shall initially have no distribution, voting or other rights to participate in our Operating Partnership unless and until such Series C Units are converted into Class A Units of our Operating Partnership. The Series C Units shall automatically convert into Class A Units on a one-to-one basis upon our disclosure of an estimated net asset value per share equal to at least $10.00 per share for each of the Class A, Class P, Class T, Class W, Class Y, and Class Z shares calculated net of the value of Series C Units to be converted. Such conversion is limited such that the dilution caused by the conversion may not reduce the diluted estimated net asset value below $10.00 per share. No Series C Units were converted to Class A Units as a result of the Estimated Per Share NAV (as defined below) being declared. In connection with the termination of our Primary Offering, the Sponsor Funding Agreement was terminated effective as of May 30, 2025, though our Sponsor or its affiliates are still obligated to provide the funding amounts set forth in the Sponsor Funding Agreement and entitled to receive Series C Units in exchange for such funding amounts until the final payment of such funding amounts and the final issuance of the Series C Units for such funding amounts are made, as contemplated by the terms of the Sponsor Funding Agreement. As of December 31, 2025, we had received funding from our Sponsor of approximately $10.2 million for the payment of sales commissions and dealer manager fees for the sale of Class Y shares, and organization and offering expenses for the sale of Class Y and Z shares pursuant to the Sponsor Funding Agreement.

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

Subsequent to year end, our of board of directors, upon recommendation of our nominating and corporate governance committee, approved an estimated value per share as of September 30, 2025. For more information, please see Note 13 - Subsequent Events, of the notes to the consolidated financial statements contained in this report.

We have invested the net proceeds from our Private Offering and Public Offering primarily in self storage facilities consisting of both income-producing and growth properties located in the United States and Canada. As of December 31, 2025, we owned 24 operating self storage properties located in seven states (Arizona, Delaware, Florida, Nevada, Oregon, Pennsylvania and Washington) and three Canadian provinces (Alberta, British Columbia and Ontario) and two development properties in Florida and Ontario. For more information, see Note 3 - Real Estate Facilities, of the notes to the consolidated financial statements contained in this report.

As of December 31, 2025, we owned 50% of the equity interests in five unconsolidated real estate ventures in two Canadian provinces (Ontario and Quebec), with subsidiaries of SmartCentres Real Estate Investment Trust (“SmartCentres”) owning the other 50% of such entities. Our unconsolidated real estate ventures consist of four operating self storage properties in the lease-up phase and one parcel of land that is intended to be developed into a self storage facility. For more information, see Note 4 - Investment in Unconsolidated Real Estate Ventures, of the notes to the consolidated financial statements contained in this report.

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

On March 10, 2021, SmartStop OP, L.P. (“SmartStop OP”), an affiliate of our Sponsor and the operating partnership of SmartStop, contributed $5.0 million to our Operating Partnership, in exchange for 549,451 units of limited partnership interest in our Operating Partnership (the “OP Investment”). The OP Investment was made net of sales commissions and dealer manager fees, but without giving effect to the early investor discounts available to purchasers of shares in the Private Offering. At the effective time of the OP Investment, SmartStop OP was admitted as a limited partner to our Operating Partnership. As of December 31, 2025, we owned approximately 98% of the common units of limited partnership interest of our Operating Partnership. The remaining approximately 2% of the common units are owned by SmartStop OP.

On January 30, 2023, we, our Operating Partnership, and an affiliate of our Sponsor (the “Preferred Investor”) entered into a Series A Cumulative Redeemable Preferred Unit Purchase Agreement (the “Series A Preferred Unit Purchase Agreement”) pursuant to which our Operating Partnership issued and sold to the Preferred Investor, and the Preferred Investor purchased 600,000 Series A Cumulative Redeemable Preferred Units of Limited Partnership Interest (the “Series A Preferred Units”) at a liquidation preference of $25.00 per unit (the “Series A Liquidation Amount”) in consideration for the Preferred Investor making a capital contribution to our Operating Partnership in an amount of $15 million (the “Series A Preferred Investment”). On May 2, 2023, we redeemed the full amount of Series A Preferred Units for an amount equal to $15 million plus the accrued and unpaid distributions. See Note 7 – Preferred Equity, of the notes to the consolidated financial statements contained in this report.

On May 1, 2023 (the “Commitment Date”), we entered into a preferred stock purchase agreement (the “Series B Purchase Agreement”) with Extra Space Storage LP (the “Investor”), a subsidiary of Extra Space Storage Inc. (NYSE: EXR), pursuant to which the Investor committed to purchase $150 million in preferred shares (the aggregate shares to be purchased, the “Preferred Shares”) of our new Series B Convertible Preferred Stock (the “Series B Convertible Preferred Stock”). The closing (the “Initial Closing”) in the amount of $150 million occurred on the Commitment Date and we incurred approximately $1.4 million in issuance costs related to the Series B Convertible Preferred Stock. See Note 7 - Preferred Equity, of the notes to the consolidated financial statements contained in this report.

On September 4, 2025, we, our Operating Partnership, and the Preferred Investor entered into a Series D Cumulative Redeemable Preferred Unit Purchase Agreement (the “Series D Preferred Unit Purchase Agreement”) pursuant to which our Operating Partnership issued and sold to the Preferred Investor. In September 2025, the Preferred Investor purchased 1.0 million Series D Cumulative Redeemable Preferred Units of Limited Partnership Interest (the “Series D Preferred Units”) at a liquidation preference of $25.00 per unit (the “Liquidation Amount”) in consideration for the Preferred Investor making a capital contribution to our Operating Partnership in an amount of $25.0 million (the “Series D Preferred Investment”). Pursuant to the Series D Preferred Unit Purchase Agreement, our Operating Partnership issued an aggregate of an additional 400,000 Series D Preferred Units to the Preferred Investor on October 28, 2025, November 25, 2025, and December 17, 2025, for additional aggregate consideration of $10.0 million. See Note 7 – Preferred Equity, of the notes to the consolidated financial statements contained in this report for a summary of the terms, designations, powers, preferences, rights and restrictions of the Series D Preferred Units.

On September 30, 2025, we commenced an offering of up to $75.0 million (expandable up to $100.0 million in the sole discretion of our board of directors) in shares of our Series E Preferred Stock, $0.001 par value per share, at an offering price of $10.00 per share (the “Series E Preferred Offering”), pursuant to the Confidential Private Placement Memorandum dated September 30, 2025 (the “Memorandum”). The Series E Preferred Offering will terminate on September 30, 2026, unless extended by our board, in its sole discretion. In connection with the Series E Preferred Offering, we entered into Amendment No. 6 to the Second Amended and Restated Limited Partnership Agreement of our Operating Partnership to create Series E Preferred Units having economic terms and designations, powers, preferences, rights and restrictions that are substantially similar to the Series E Preferred Stock. See Note 7 – Preferred Equity, of the notes to the consolidated financial statements contained in this report for a summary of the terms, designations, powers, preferences, rights and restrictions of the Series E Preferred Stock.

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

As we accept subscriptions for shares of our stock, we transfer all of the net offering proceeds to our Operating Partnership as capital contributions in exchange for additional units of interest in our Operating Partnership. However, we will be deemed to have made capital contributions in the amount of gross proceeds received from investors, and our Operating Partnership will be deemed to have simultaneously paid the sales commissions and other costs associated with these offerings. In addition, our Operating Partnership is structured to make distributions with respect to limited partnership units that are equivalent to the distributions made to holders of common stock. Finally, a limited partner in our Operating Partnership may later exchange his or her limited partnership units in our Operating Partnership for shares of our common stock at any time after one year following the date of issuance of their limited partnership units, subject to certain restrictions outlined in the limited partnership agreement of our Operating Partnership, which was amended and restated in connection with the Public Offering (as amended, the “Operating Partnership Agreement”). SSA and SmartStop OP are prohibited from exchanging or otherwise transferring units representing $202,000 of the limited partnership units acquired in their initial investments in our Operating Partnership so long as our Advisor is acting as our Advisor pursuant to our Advisory Agreement.

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

The customer base of self storage operators includes both local residential customers, typically within a 3- to 5-mile radius of the facility, as well as commercial users. According to the 2025 Self Storage Almanac, self storage facilities generally have a customer mix of approximately 85% residential, 8% commercial, 4% students and 3% military.

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

The self storage industry is highly fragmented, with owners and operators ranging from individual property owners to institutional investors and large, publicly traded REITs. According to the 2025 Self Storage Almanac, there are approximately 65,143 primary self storage facilities in the U.S. representing a total of 2.4 billion rentable square feet. The largest 100 operators manage approximately 63% of net rentable square footage, but only 34% of all U.S.-based self storage properties. The five largest publicly listed self storage companies are Public Storage, Extra Space Storage Inc., AMERCO (the parent company of U-Haul), CubeSmart, and National Storage Affiliates Trust, which collectively operate approximately 19% of all U.S.-based self storage properties. Similar to the U.S., the self storage market in Canada exhibits highly fragmented ownership, albeit to a much greater extent. Colliers estimates that approximately 70% of all stores in Canada are owned by individuals with only one or two stores and the top 10 operators in Canada have roughly 20% market share. With the majority of the existing supply operated locally by non-institutional groups in the U.S and Canada, there is a significant market opportunity to acquire existing facilities and increase revenue and profitability through professional management, digitalization and physical expansion projects.

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

Investment Objectives

Overview

We have invested and will continue to invest a substantial amount of the net proceeds of the Public Offering and a portion of the net proceeds from the Series E Preferred Offering in self storage facilities consisting of both income-producing and growth properties and related self storage real estate investments. We may also use net offering proceeds to pay down debt or make distributions if our cash flows from operations are insufficient. Our investment objectives, strategy, and policies may be amended or changed at any time by our board of directors. Although we have no plans at this time to change any of our investment objectives, our board of directors may change any and all such investment objectives, including our focus on self storage real estate investments, if our board of directors believes such changes are in the best interests of our stockholders. In addition, we may invest in mortgage loans, securities of real estate companies, and other real estate-related investments if our board of directors deems such investments to be in the best interests of our stockholders. We cannot assure our stockholders that our policies or investment objectives will be attained or that the value of our common stock will not decrease.

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

Self Storage Investment and Business Strategies

Self Storage Investment Strategy

We intend to use the net proceeds we raise in our offerings to acquire or develop income-producing and growth self storage properties and related self storage real estate investments in locations including, but not limited to, the United States and Canada, that are expected to support sustainable stockholder distributions over the long term while also achieving appreciation in the value of our properties and, hence, appreciation in stockholder value. While we intend to invest in a mix of income-producing and growth self storage properties, we do not have a planned allocation percentage between these two strategies at this time.

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

Self Storage Focus

“Self storage” refers to properties that offer do-it-yourself, month-to-month storage unit rental for personal or business use. According to the 2025 Self Storage Almanac, there are approximately 65,143 primary self storage facilities in the United States representing a total of 2.4 billion rentable square feet. The largest 100 operators manage approximately 63% of net rentable square footage, but only 34% of all U.S.-based self storage properties. The five largest publicly listed self storage companies are Public Storage, Extra Space Storage Inc., AMERCO (the parent company of U-Haul), CubeSmart, and National Storage Affiliates Trust, which collectively operate approximately 19% of all U.S.-based self storage properties. Similar to the U.S., the self storage market in Canada exhibits highly fragmented ownership, albeit to a much greater extent. Colliers estimate that approximately 70% of all stores in Canada are owned by individuals with only one or two stores and the top 10 operators in Canada have roughly 20% market share. With the majority of the existing supply operated locally by non-institutional groups in the U.S and Canada, there is a significant market opportunity to acquire existing facilities and increase revenue and profitability through professional management, digitalization and physical expansion projects. As a result of the track record of our Sponsor and its affiliates in investing in self storage facilities, our experienced management team, and the fragmented nature of the self storage industry, we believe there is a significant opportunity for us to achieve market penetration and name recognition in this industry.

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

Affiliation with SmartStop Self Storage REIT, Inc.

We believe that one of our greatest competitive strengths is our affiliation with SmartStop, which is one of the largest self storage companies in North America with an owned or managed portfolio, as of December 31, 2025, of over 460 operating properties in 34 states, the District of Columbia, and Canada comprising over 270,000 units and more than 35.0 million rentable square feet. SmartStop and its affiliates own or manage 49 operating self-storage properties across four provinces in Canada, which total approximately 42,200 units and 4.3 million rentable square feet. SmartStop is a self-managed REIT with a fully integrated operations team of more than 1,000 self storage professionals focused on growing the SmartStop® Self Storage brand. SmartStop indirectly owns our Sponsor, Advisor and Property Manager.

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

Experienced Management Team with Extensive Operating Expertise

Our Advisor’s management team has strong insight and operating acumen developed from decades of successfully operating self storage facilities and creating value while navigating through multiple real estate and economic cycles. Our Chief Executive Officer, H. Michael Schwartz, has transacted more than $6.5 billion in commercial real estate, with more than $4.8 billion in the self storage industry. The other six members of our advisor’s management team have extensive self storage experience with an average of over 17 years in self storage roles. We benefit from the significant experience of our advisor’s management team and its ability to effectively navigate changing market conditions and achieve sustained growth.

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

Our Property Manager is focused on creating a convenient and hassle-free customer experience with an emphasis on the leasing process, regardless of individual customer preferences. Accordingly, our Property Manager offers website and call center reservations, in person leasing, call center leasing and website leasing, all from a variety of devices, including mobile phones and tablets. For the year ended December 31, 2025, approximately 31% of all rentals were executed in a contactless manner through our property manager’s website, with another approximately 16% originating from our property manager’s call center. Meeting the customer at their level has allowed our Property Manager to bolster its digital marketing efforts, primarily driven by a combination of pay-per-click and search engine optimization campaigns, to continue to maintain attractive returns on invested marketing dollars. SmartStop has migrated to a new property management software system that is fully integrated with all of its primary proprietary operations platform. The technological backbone of our Property Manager’s operating platform is further supported by a dedicated staff of operations professionals, including over 900 store-level employees. SmartStop’s dedicated staff, institutional technology platform and branding presence led to Newsweek ranking it #1 in the self storage business for Best Customer Service in 2021, 2023 and 2024.

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

General Acquisition and Investment Policies

We may invest in other types of real estate properties if our board of directors deems appropriate; however, we have no current intention of investing more than 20% of the net proceeds of our offerings in such other real estate properties. We will seek to make investments that will satisfy the primary investment objectives of providing regular cash distributions to our stockholders and achieving appreciation in the value of our properties and, hence, appreciation in stockholder value.

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

Our Borrowing Strategy and Policies

We intend to use medium-to-high leverage (between 50% to 60% based on loan to purchase price ratio) to make our investments and, at certain times during our offerings, our debt leverage levels may be temporarily higher as we acquire properties in advance of funds being raised in our offerings. Our board of directors regularly monitors our investment pipeline in relation to our projected fundraising efforts and otherwise evaluates market conditions related to our debt leverage ratios throughout our offerings. As of December 31, 2025, our leverage ratio was approximately 55%.

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

Summary of Principal Risk Factors

Below is a summary of the principal risk factors we face. Please read it carefully and refer to the more detailed descriptions of the risk factors below this summary.

•
We have limited prior operating history and financing sources, and the prior performance of real estate investment programs sponsored by our Sponsor and its affiliates may not be an indication of our future results.
•
We have incurred a net loss to date, have an accumulated deficit, and our operations may not be profitable in 2026.
•
There is currently no public trading market for our shares and there may never be one; therefore, it will be difficult for stockholders to sell their shares. Our charter does not require us to pursue a liquidity transaction at any time.
•
Stockholders may be unable to sell their shares because their ability to have their shares redeemed pursuant to our share redemption program, which is currently partially suspended, is subject to significant restrictions and limitations and if stockholders are able to sell their shares under the program, they may not be able to recover the amount of their investment in our shares.
•
The actual value of shares that we redeem under our share redemption program may be substantially less than what we pay.
•
Until we generate operating cash flows sufficient to pay distributions, we may pay distributions from financing activities, which has included the net proceeds of our Public Offering and which may include borrowings in anticipation of future cash flows (which may constitute a return of capital); in such event, we will have fewer funds available for the acquisition of properties, and our stockholders’ overall return may be reduced. Therefore, it is likely that some or all of the distributions that we make will represent a return of capital, at least in the first few years of operation. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies, and we may use an unlimited amount from any source to pay our distributions.
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
•
We have issued Series B Convertible Preferred Stock and will issue Series E Preferred Stock that rank senior to all common stock and grant the holders superior rights compared to common stockholders, which may have the effect of diluting our stockholders’ interests in us and discouraging a takeover or other similar transaction.
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

We have limited prior financial and operating history that investors may use to evaluate our ability to successfully and profitably implement our business plans. We were incorporated on October 14, 2020 and commenced formal operations on March 10, 2021. As of December 31, 2025, we owned 24 operating self storage facilities located in seven states (Arizona, Delaware, Florida, Nevada, Oregon, Pennsylvania and Washington) and three Canadian provinces (Alberta, British Columbia and Ontario), two wholly-owned developmental properties in Florida and Ontario, as well as 50% equity interests in five unconsolidated real estate ventures located in the two Canadian provinces (Ontario and Quebec). Our unconsolidated real estate ventures consist of four operating self storage property in the lease-up phase and one parcel of land that is intended to be developed into a self storage facility, with subsidiaries of SmartCentres owning the other 50% of such entity.

We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not be able to establish profitable operations either in the short- or long-term. Due to our limited operating history, we are relatively untested and face heightened uncertainties with respect to our ability to generate sufficient revenue to enable profitable operations or distribution coverage. Furthermore, the prior performance of our Sponsor and its affiliates, or their real estate investment programs, should not be relied upon as an indicator of our future performance. We cannot guarantee that we will be able to find suitable investments with the proceeds of our offerings. Our failure to timely invest in quality assets could diminish returns to investors and our ability to pay distributions to our stockholders. Such risks and uncertainties could have a material adverse effect on our results of operations and therefore on the value of an investment in our stock.

The prior performance of real estate investment programs sponsored by affiliates of our Sponsor may not be an indication of our future results.

The past performance of our Sponsor and its affiliates, or their real estate investment programs should not be relied upon as an indicator of our future performance. We cannot guarantee that we will be able to find suitable investments with the proceeds of our offerings. Our failure to timely invest the proceeds of our offerings, or to invest in quality assets, could diminish returns to investors and our ability to pay distributions to our stockholders.

We have incurred a net loss to date, have an accumulated deficit, and our operations may not be profitable in 2026.

We incurred a net loss attributable to our common stockholders of approximately $36.6 million for the fiscal year ended December 31, 2025. Our accumulated deficit was approximately $148.0 million as of December 31, 2025. Given that we are still in our fundraising, acquisition and lease up stage, our operations may not be profitable in 2026.

There is currently no public trading market for our shares and there may never be one; therefore, it will be difficult for our stockholders to sell their shares. Our charter does not require us to pursue a liquidity transaction at any time.

There is currently no public market for our shares and there may never be one. Stockholders may not sell their shares unless the buyer meets applicable suitability and minimum purchase standards. Our charter also prohibits the ownership by any one individual of more than 9.8% of our stock, unless waived by our board of directors, which may inhibit large investors from desiring to purchase our stockholders’ shares. Moreover, our share redemption program, which is currently partially suspended, includes numerous restrictions that would limit a stockholder’s ability to sell their shares to us. Our board of directors could choose to amend, suspend, or terminate our share redemption program upon 30 days’ notice. Therefore, it may be difficult for our stockholders to sell their shares promptly or at all. If stockholders are able to sell their shares, they will likely have to sell them at a substantial discount to the price they paid for the shares. It also is likely that our shares would not be accepted as the primary collateral for a loan. Our shares should be considered a long-term investment because of their illiquid nature.

Our stockholders may be unable to sell their shares because their ability to have their shares redeemed pursuant to our share redemption program, which is currently partially suspended, is subject to significant restrictions and limitations and if our stockholders are able to sell their shares under the program, our stockholders may not be able to recover the amount of their investment in our shares.

Our share redemption program is currently suspended, except for redemption requests made in connection with the death, commitment to a long-term care facility, qualifying disability or bankruptcy of a stockholder. Even though our share redemption program may provide our stockholders with a limited opportunity to sell their shares to us after they have held them for a period of one year, our stockholders should be fully aware that our share redemption program contains significant restrictions and limitations. Further, our board of directors may limit, suspend, terminate or amend any provision of the share redemption program upon 30 days’ notice. Redemptions of shares, when requested, are generally made quarterly to the extent we have sufficient funds available to us to fund such redemptions. During any calendar year, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the prior calendar year and redemptions will be funded solely from proceeds from our distribution reinvestment plan. We are not obligated to redeem shares under our share redemption program. Therefore, in making a decision to purchase our shares, our stockholders should not assume that they will be able to sell any of their shares back to us pursuant to our share redemption program at any time or at all.

The purchase price for shares we repurchase under our share redemption program, if reinstated, will depend on whether such shares were purchased in our private offering or in our Public Offering and under most circumstances will be less than the amount paid for such shares. For shares purchased in our Public Offering, the redemption price per share will be equal to 93% of the then-current estimated net asset value per share for such class of shares once our board of directors approves such an estimated net asset value per share. For shares purchased in our private offering, the redemption price per share depends on the length of time such shares have been held. Accordingly, you may receive less by selling your shares back to us than you would receive if our investments were sold for their estimated values and such proceeds were distributed in our liquidation.

The actual value of shares that we redeem under our share redemption program, which is currently partially suspended, may be substantially less than what we pay.

Under our share redemption program, which is currently partially suspended, shares may be redeemed at varying prices depending on factors such as how such shares were acquired, the number of years such shares have been held, the circumstances under which such shares are being redeemed. Because we may only calculate the value per share for our shares annually, the net asset value per share may not accurately represent the actual value of our common stock, and the actual value per share of our common stock at any particular time may be higher or lower than the actual net asset value per share at such time. Accordingly, the actual value of the shares that we redeem may be less than the redemption price per share that we pay, and, if so, then the redemption will be dilutive to our remaining stockholders. Alternatively, if, at the time of redemption, the net asset value of the shares that we redeem is higher than the redemption price, the redeeming stockholder will not benefit from any increase in the value of the underlying assets.

We may only calculate the value per share for our shares annually and, therefore, our stockholders may not be able to determine the net asset value of their shares on an ongoing basis.

On March 20, 2026, our board of directors approved an estimated value per share for our Class A shares, Class P shares, Class T shares, Class W shares, Class Y shares, and Class Z shares of $10.00 as of September 30, 2025. Our board of directors approved this estimated value per share pursuant to rules promulgated by FINRA. When determining the estimated value per share, there are currently no SEC, federal and state rules that establish requirements specifying the methodology to employ in determining an estimated value per share; provided, however, that the determination of the estimated value per share must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert or service and must be derived from a methodology that conforms to standard industry practice.

We intend to use this estimated per share value of our shares until the next net asset valuation approved by our board of directors, which we are required to approve at least annually. We may not calculate the net asset value per share for our shares more than annually. Therefore, our stockholders may not be able to determine the net asset value of their shares on an ongoing basis.

In determining our estimated value per share, we primarily relied upon a valuation of our portfolio of properties as of September 30, 2025. Valuations and appraisals of our properties are estimates of fair value and may not necessarily correspond to realizable value upon the sale of such properties, therefore our estimated net asset value per share may not reflect the amount that would be realized upon a sale of each of our properties.

For the purposes of calculating the estimated value per share, an independent third party appraiser valued our properties as of September 30, 2025. The valuation methodologies used to value our properties involved certain subjective judgments. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions beyond our control and the control of our advisor and independent appraiser. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller.

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

Upon calculating our estimated value per share, our board of directors determined the offering price of our shares in our Public Offering based upon a number of factors but primarily based on the estimated per share value of our shares determined by our board of directors. There are no established criteria for valuing issued or outstanding shares of companies like us. Therefore, our Public Offering price may not have been indicative of either the price at which our shares would trade if they were listed on a national exchange or actively traded by brokers or of the proceeds that a stockholder would receive if we were liquidated or dissolved and the proceeds were distributed to our stockholders.

We have paid, and may continue to pay, distributions from sources other than cash flow from operations, which has included the net proceeds of our Public Offering and which may include borrowings (which may constitute a return of capital); therefore, we will have fewer funds available for the acquisition of properties, and our stockholders’ overall return may be reduced. Therefore, it is likely that some or all of the distributions that we make will represent a return of capital to stockholders, at least in the first few years of operation. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies, and we may use an unlimited amount from any source to pay our distributions.

We have paid, and may continue to pay, distributions from sources other than cash flow from operations, which has included the net proceeds of our Public Offering and which may include borrowings (which may constitute a return of capital); therefore, we will have fewer funds available for the acquisition of properties, and our stockholders’ overall return may be reduced. Therefore, it is likely that some or all of the distributions that we make will represent a return of capital to stockholders, at least in the first few years of operation. From the commencement of paying cash distributions in March 2021, 100% of our cash distributions to common stockholders have been paid from the net proceeds of our offerings. We are not prohibited from undertaking such activities by our charter, bylaws, or investment policies, and we may use an unlimited amount from any source to pay our distributions, and it is likely that we will continue to use offering proceeds to fund a majority of our distributions. Payment of distributions in excess of earnings may have a dilutive effect on the value of our shares. If we pay distributions from sources other than cash flow from operations, we will have fewer funds available for acquiring properties, which may reduce our stockholders’ overall returns. Additionally, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock may be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize a capital gain.

We may be unable to pay or maintain cash distributions or increase distributions over time.

There are many factors that can affect the availability and timing of cash distributions to stockholders. During the term of our offerings, distributions will be based principally on distribution expectations of our potential investors and cash available from our operations. The amount of cash available for distribution will be affected by many factors, such as our ability to buy properties as offering proceeds become available, and our operating expense levels, as well as many other variables. Actual cash available for distribution may vary substantially from estimates. We cannot assure our stockholders that we will be able to continue to pay distributions or that distributions will increase over time, nor can we give any assurance that rents from the properties will increase or that future acquisitions of real properties will increase our cash available for distribution to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to stockholders.

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

The Series B Convertible Preferred Stock ranks senior to all common stockholders and to holders of our Series E Preferred Stock, and therefore, the rights of holders of Series B Convertible Preferred Stock to distributions are senior to distributions to our common stockholders and to holders of our Series E Preferred Stock. Furthermore, distributions on the Series B Convertible Preferred Stock are cumulative and are payable quarterly. The Series B Preferred Investor has a liquidation preference in the event of our involuntary liquidation, dissolution or winding up of the affairs of our company (a “liquidation”) which could negatively affect any payments to our common stockholders in the event of a liquidation. In addition, our company’s right to redeem the Series B Convertible Preferred Stock at any time could have a negative effect on our ability to pay distributions to you.

The Series D Preferred Units rank senior to all common units in our operating partnership, as well as the Series E Preferred Stock, and therefore, any cash we have to pay distributions may be used to pay distributions to the Series D Preferred Investor first, which could have a negative impact on our ability to pay distributions to you.

We and our operating partnership are parties to a Series D Cumulative Redeemable Preferred Unit Purchase Agreement with a wholly-owned subsidiary of SmartStop OP, the Series D Preferred Investor, pursuant to which our operating partnership has issued and sold to the Series D Preferred Investor an aggregate of 1.4 million Series D Preferred Units for aggregate consideration of $35.0 million. See Note 7 – Preferred Equity - Issuance of Series D Cumulative Redeemable Preferred Partnership Units.

The Series D Preferred Units rank senior to all common units in our operating partnership, and because our operating partnership is our subsidiary, the Series D Preferred Units also rank senior to our common stock and our Series E Preferred Stock. Accordingly, the rights of holders of Series D Preferred Units to distributions may be senior to distributions to our common stockholders and the holders of our Series E Preferred Stock. Furthermore, distributions on the Series D Preferred Units are cumulative and are payable monthly. The Series D Preferred Investor has a liquidation preference in the event of a liquidation, which could negatively affect any payments to our common stockholders or holders of our Series E Preferred Stock in the event of a liquidation. In addition, our operating partnership’s right to redeem the Series D Preferred Units at any time could have a negative effect on our ability to pay distributions to our stockholders.

The Series E Preferred Stock rank senior to all classes or series of common stock in our company, and therefore, any cash we have to pay distributions may be used to pay distributions to the Series E Preferred Investors first, which could have a negative impact on our ability to pay distributions to you.

On September 30, 2025, we commenced our Series E Preferred Offering. The Series E Preferred Stock rank senior to all common stockholders, and therefore, the rights of holders of Series E Preferred Stock to distributions may be senior to distributions to our common stockholders. Furthermore, distributions on the Series E Preferred Stock are cumulative and are payable monthly. The Series E Preferred Stock has a liquidation preference in the event of our involuntary liquidation, dissolution or winding up of the affairs of our operating partnership (a “liquidation”) which could negatively affect any payments to our common stockholders in the event of a liquidation.

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

Our ability to achieve our investment objectives and to continue to pay distributions is dependent upon the performance of our Advisor in selecting our investments and arranging financing. As of December 31, 2025, we owned 24 operating self storage facilities, joint venture interests in four operating and one development properties and two wholly-owned development properties. Stockholders will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments prior to the time we make them. Stockholders must rely entirely on the management ability of our Advisor and the oversight of our board of directors. We cannot be sure that our Advisor will be successful in obtaining suitable investments on financially attractive terms or that, if it makes investments on our behalf, our objectives will be achieved. In such an event, our ability to pay distributions to our stockholders would be adversely affected.

We may suffer from delays in locating suitable investments, which could adversely affect our ability to make distributions and the value of stockholders’ investments.

We could suffer from delays in locating suitable investments, particularly as a result of our reliance on our Advisor at times when management of our Advisor is simultaneously seeking to locate suitable investments for other affiliated programs, including SmartStop, SSGT III and SST X. Delays we encounter in the selection, acquisition, and development of income-producing and growth properties are likely to adversely affect our ability to make distributions and may also adversely affect the value of an investment in us. In such event, we have paid and may continue to pay all or a substantial portion of any distributions from the proceeds of our offerings or from borrowings in anticipation of future cash flow, which may constitute a return of capital. We are not prohibited from undertaking such activities by our charter, bylaws, or investment policies. We have established no maximum of distributions to be paid from such funds. Distributions from the proceeds of our offerings or from borrowings also could reduce the amount of capital we ultimately invest in properties. This, in turn, would reduce the value of an investment in us. In particular, if we acquire properties prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available storage units. Therefore, our stockholders could suffer delays in the receipt of cash distributions attributable to those particular properties.

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

We may utilize a portion of the proceeds of our offerings to fund the development or purchase of income-producing and growth self storage properties (whether through loans, preferred equity investments, or otherwise), and we may invest in mortgage or other loans, but if these loans and investments are not fully repaid, the resulting losses could reduce the value of a stockholder’s investment.

We will use the net offering proceeds of our offerings to purchase primarily a mix of income-producing and growth self storage facilities, to repay debt financing that we may incur when acquiring properties, and to pay real estate commissions, acquisition fees, and acquisition expenses relating to the selection and acquisition of properties, including amounts paid to our Advisor and its affiliates. In addition, we may utilize a portion of the net offering proceeds to make loans to, or preferred equity investments in, entities developing or acquiring self storage facilities, including affiliates of our Advisor, subject to the limitations in our charter. We may also invest in first or second mortgage loans, mezzanine loans secured by an interest in the entity owning the real estate or other similar real estate loans consistent with our REIT status. We may also invest in participating or convertible mortgages if our board of directors concludes that we and our stockholders may benefit from the cash flow or any appreciation in the value of the subject property. There can be no assurance that a preferred equity investment will be redeemed in full in accordance with the terms of the investment. There can also be no assurance that the foregoing loans will be repaid to us in part or in full in accordance with the terms of the loan or that we will receive interest payments on the outstanding balance of the loan. We anticipate that these loans (other than mezzanine loans) will be secured by mortgages on the self storage facilities, but in the event of a foreclosure, there can be no assurances that we will recover the outstanding balance of the loan. If there are defaults under these loans, we may not be able to repossess and sell the underlying properties quickly. The resulting time delay and associated costs could reduce the value of our investment in the defaulted loans. An action to foreclose on a property securing a mortgage loan is regulated by state statutes and regulations and is subject to many of the delays and expenses of other lawsuits if the defendant raises defenses or counterclaims. In the event of default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the mortgage loan.

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

In addition, the DOL recently adopted the proposed prohibited transaction class exemption allowing investment advisors, broker-dealers, banks, insurance companies and other financial firms that provide fiduciary investment advice to give retirement investment advice using “Impartial Conduct Standards,” which are intended to be consistent with the Regulation Best Interest and the fiduciary duty of registered investment advisers under securities laws. The Impartial Conduct Standards generally require investment advice fiduciaries to provide advice in the best interest of retirement investors, charge only reasonable compensation, and make no materially misleading statements. The proposed exemption also describes when advice about rollovers to individual retirement accounts could be considered fiduciary advice under ERISA and the Code. In July 2024, two federal district courts have issued stays for the DOL’s regulation from April 2024 on the definition of an investment advice fiduciary under the ERISA and the associated amendments to a series of Prohibited

Transaction Exemptions (PTEs). Any implementation and adoption of the rules or regulations by the DOL as described above or court decisions on the rules or regulations might have an impact on our sales and our business.

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

We may be buying properties at the same time as one or more of the other programs managed by officers and key personnel of our Advisor, including SmartStop, a public non-traded REIT that invests in self storage properties with total assets of approximately $2.4 billion as of December 31, 2025; SSGT III, a private REIT sponsored by our sponsor that invests in self storage properties with total assets of approximately $450 million as of December 31, 2025; SST X, a private REIT sponsored by our sponsor that invests in self storage properties with total assets of approximately $10 million as of December 31, 2025; and other private programs sponsored by our Sponsor. An affiliate of our Sponsor will have the first right to purchase certain self storage properties, and may have access to significantly greater capital than us. Our Advisor and our Property Manager will have conflicts of interest in allocating potential properties, acquisition expenses, management time, services and other functions between various existing enterprises or future enterprises with which they may be or become involved and our Sponsor’s investment allocation policy may not mitigate these risks. There is a risk that our Advisor will choose a property that provides lower returns to us than a property purchased by another program sponsored by our Sponsor or its affiliates. We cannot be sure that officers and key personnel acting on behalf of our Advisor and on behalf of these other programs will act in our best interests when deciding whether to allocate any particular property to us. Such conflicts that are not resolved in our favor could result in a reduced level of distributions we may be able to pay to stockholders and the value of our stockholders’ investments. If our Advisor or its affiliates breach their legal or other obligations or duties to us, or do not resolve conflicts of interest in a manner described in our prospectus, we may not meet our investment objectives, which could reduce our expected cash available for distribution to stockholders and the value of our stockholders’ investments.

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

Pursuant to our operating partnership agreement, SmartStop Storage Advisors, LLC, an affiliate of our Advisor (“SSA”), will be entitled to distributions that are structured in a manner intended to provide incentives to our Advisor to perform in our best interests and in the best interests of our stockholders. The amount of such compensation has not been determined as a result of arm’s-length negotiations, and such amounts may be greater than otherwise would be payable to independent third parties. However, because our Advisor does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of performance, our Advisor’s interests will not be wholly aligned with those of our stockholders. In addition, in connection with the sponsor providing funding for the up-front load for the sale of Class Y and Class Z shares, and to cover the dilution from the stock distributions, our sponsor was issued Series C Units, which may be convertible into Class A Units upon our estimated net asset value achieving certain thresholds. In that regard, our Advisor could be motivated to recommend riskier or more speculative investments or to defer engaging in an extraordinary transaction in order for us to generate the specified levels of performance or sales proceeds that would entitle SSA to distributions and the conversion of the Series C Units into Class A Units. In addition, SSA’s entitlement to distributions upon the sale of our assets and to participate in sale proceeds could result in our Advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle our Advisor and its affiliates to compensation relating to such sales, even if continued ownership of those investments might be in our best long-term interest.

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

Maryland law contains many provisions that may prevent someone from acquiring control of our company, including the control share acquisition statute (which eliminates voting rights for certain controlling levels of shares) and the business combination statute (which prohibits a merger or consolidation of us with a 10% stockholder for a specified period of time). These laws may delay or prevent offers to acquire our company and may increase the difficulty of consummating any such offers, even if such a transaction would be in our stockholders’ best interests. Because our charter contains limitations on ownership of 9.8% in value of the aggregate of the outstanding shares of our capital stock, including our common stock and preferred stock, we opted out of the control share acquisition statute and the business combination statute. Therefore, we will not be afforded the protections of these statutes and, accordingly, there is no guarantee that the ownership limitations contained in our charter will provide the same measure of protection as these statutes and prevent an undesired change of control.

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

Our stockholders will not have preemptive rights to any shares issued by us in the future. Subject to any limitations set forth under Maryland law, our board of directors may increase the number of authorized shares of stock (currently 900,000,000 shares), increase or decrease the number of shares of any class or series of stock designated, or reclassify any unissued shares without the necessity of obtaining stockholder approval. All such shares may be issued in the discretion of our board of directors. Therefore, as we (1) sell shares in our offerings or sell additional shares in the future, including those issued pursuant to our distribution reinvestment plan, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities to institutional investors, (4) issue restricted shares of our common stock to our independent directors, (5) issue shares to our Advisor, its successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory agreement, or (6) issue shares of our common stock in a merger or to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our operating partnership, existing stockholders and investors purchasing shares in our Public Offering will experience dilution of their equity investment in us. Because the limited partnership interests of our operating partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange, or conversion between our operating partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons, our stockholders may experience substantial dilution of their percentage ownership of our shares.

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

The gross proceeds of our offerings will be used to purchase real estate investments and to pay various fees and expenses. In addition, to qualify as a REIT, we generally must distribute to our stockholders at least 90% of our taxable income each year, excluding capital gains. Because of this distribution requirement, it is not likely that we will be able to fund a significant portion of our future capital needs from retained earnings. To the extent we obtain any sources of debt or equity for future funding, such sources of funding may not be available to us on favorable terms or at all. If we do not have access to sufficient funding in the future, we may not be able to make necessary capital improvements to our properties, pay other expenses, or expand our business.

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

We face intense competition in every market in which we purchase self storage facilities. We compete with numerous national, regional, and local developers, owners and operators in the self storage industry, including the Managed REITs, publicly traded REITs, other REITs and institutional investment funds. Moreover, development of self storage facilities has increased in recent years, which has intensified competition, and we expect it will continue to do so as newly developed facilities are opened. In addition, due to the low cost of each individual self storage facility, other developers, owners, and operators may have the capability to build additional facilities that may compete with our facilities. This competition for investments may reduce the number of suitable investment opportunities available to us and may reduce demand for self storage spaces in certain areas where our facilities are located, all of which may adversely affect our operating results. Additionally, an economic slowdown in a particular market could have a negative effect on our self storage revenues.

If competitors construct facilities that compete with our facilities, we may lose potential or existing customers and we may be pressured to discount our rental rates to retain customers. In addition, increased competition for customers may require us to make capital improvements to facilities that we would not otherwise make. As a result, our rental income could decline, which could have a material adverse impact on our business, financial condition, and results of operations.

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

Generally, our self storage unit leases are on a month-to-month basis. Delays in re-letting units as vacancies arise would reduce our revenues and could adversely affect our operating performance. In addition, lower-than-expected rental rates upon re-letting could adversely affect our rental revenues and impede our growth.

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

The customer service, marketing skills, knowledge of local market demand and competitive dynamics of our property manager’s facility managers are contributing factors to our ability to maximize our rental income and to achieve the highest sustainable rent levels at each of our facilities. If our property manager is unable to successfully recruit, train, and retain qualified field personnel, our rental revenues may be adversely affected, which could impair our ability to make distributions to our stockholders.

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

We may acquire properties that require repositioning or redeveloping such properties with the goal of increasing cash flow, value or both. Construction delays to new or existing self storage properties due to weather, unforeseen site conditions, personnel problems, and other factors could delay our anticipated customer occupancy plan which could adversely affect our profitability and cash flow. Furthermore, our estimate of the costs of repositioning or redeveloping an acquired property may prove to be inaccurate, which may result in our failure to meet our profitability goals. We may also encounter unforeseen cost increases associated with building materials or construction services resulting from trade tensions, disruptions, tariffs, duties or restrictions or an epidemic, pandemic or other health crisis, such as the COVID-19 outbreak. Additionally, we may acquire a new property that has a relatively low physical occupancy, and the cash flow from existing operations may be insufficient to pay the operating expenses associated with that property until the property is adequately leased. If one or more of these properties do not perform as expected or we are unable to successfully integrate new properties into our existing operations, our financial performance and our ability to make distributions may be adversely affected.

The risks associated with storage contents may increase our operating costs or expose us to potential liability that may not be covered by insurance, which may have adverse effects on our business, financial condition, and results of operations.

The self storage facilities we own and operate are leased directly to customers who store their belongings without any immediate inspections or oversight from us. We may unintentionally lease space to groups engaged in illegal and dangerous activities. Damage to storage contents may occur due to, among other occurrences, the following: war, acts of terrorism, earthquakes, floods, hurricanes, pollution, environmental matters, fires or events caused by fault of a customer, fault of a third party, or fault of our own. Such damage may or may not be covered by insurance maintained by us, if any. Our customers are required to maintain their own insurance coverage on storage contents. Our Advisor will determine the amounts and types of insurance coverage that we will maintain, including any coverage over the contents of any properties in which we may invest. Such determinations will be made on a case-by-case basis by our advisor based on the type, value, location, and risks associated with each investment, as well as any lender requirements, among any other factors our advisor may consider relevant. There is no guarantee as to the type of insurance that we will obtain for any investments that we may make and there is no guarantee that any particular damage to storage contents would be covered by such insurance, even if obtained. The costs associated with maintaining such insurance, as well as any liability imposed upon us due to damage to storage contents, may have an adverse effect on our business, financial condition, and results of operations.

Additionally, although we require our customers to sign an agreement stating that they will not store flammable, hazardous, illegal, or dangerous contents in the self storage units, we cannot ensure that our customers will abide by such agreement. The storage of such materials might cause destruction to a facility or impose liability on us for the costs of removal or remediation if these various contents or substances are released on, from or in a facility, which may have a material adverse impact on our business, financial condition, and results of operations.

Our operating results may be affected by regulatory changes that have an adverse impact on our specific facilities, which may adversely affect our business, financial condition, and results of operations.

Certain regulatory changes may have a direct impact on our self storage facilities, including but not limited to, land use, zoning, and permitting requirements by governmental authorities at the local level, which can restrict the availability of land for development, and special zoning codes which omit certain uses of property from a zoning category. These special uses (i.e., hospitals, schools, housing, and self storage facilities) are allowed in that particular zoning classification only by obtaining a special use permit and the permission of local zoning authority. If we are delayed in obtaining or unable to obtain a special use permit where one is required, new developments or expansion of existing developments could be delayed or reduced. Additionally, certain municipalities require holders of a special use permit to have higher levels of liability coverage than is normally required. The acquisition of, or the inability to obtain, a special use permit and the possibility of higher levels of insurance coverage associated therewith may have an adverse effect on our business, financial condition, and results of operations.

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
•
changes in supply of or demand for similar or competing properties in an area;
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
•
negative impacts on our property operations in Canada and the increase of cost resulting from new, expanded or retaliatory tariffs, sanctions, quotas or trade barriers;
•
changes in the availability, cost, and terms of loan funds resulting from varying Canadian economic policies; and
•
our limited experience and expertise in foreign countries relative to our experience and expertise in the United States.

Changes in U.S. trade policy, including significant tariffs or other restrictions imposed on imports by the U.S. and related countermeasures taken by impacted foreign countries, could have a material adverse effect on our business.

In 2025, the U.S. government imposed tariffs on products manufactured in several jurisdictions outside the United States, including China, Canada, and Mexico, and has since made announcements regarding the potential imposition of tariffs on other jurisdictions. Additionally, the United States, Mexico and Canada are parties to the United States-Mexico-Canada Agreement (the “USMCA”), which replaced the North American Free Trade Agreement in 2020. The United States has recently indicated that it intends to negotiate changes to the USMCA in 2026, which changes could further affect the trade relationship between the United States, Canada, and Mexico, including certain tariff exemptions that are currently available to goods that comply with the terms of the USMCA. U.S. trade policy has been and is expected to continue to be dynamic, and the U.S. government may in the future impose, reimpose, increase, or pause tariffs, and countries subject to such tariffs have and, in the future may, impose reciprocal tariffs or impose other protectionist or retaliatory trade measures in response. Any of these actions could increase uncertainties and risks relating to our property operations in Canada.

Risks Associated with Debt Financing

We have broad authority to incur debt, and high debt levels could hinder our ability to continue to pay distributions at the current rate and could decrease the value of our stockholders’ investments.

Our charter generally limits us to incurring debt no greater than 300% of our net assets, as defined (equivalent to 75% leverage), unless any excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with a justification for such excess borrowing. High debt levels would cause us to incur higher interest charges, would result in higher debt service payments, and could be accompanied by restrictive covenants, including covenants restricting our ability to make distributions. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of our stockholders’ investments.

We may incur mortgage indebtedness and other borrowings, which may increase our business risks.

While we intend to use medium-to-high leverage (between 50% to 60%) during our offerings, we may place permanent financing on our properties or obtain credit facilities or other similar financing arrangements in order to acquire properties as funds are being raised in in our offerings, including loans from affiliates of our sponsor. We may also decide to later further leverage our properties. We may incur mortgage debt and pledge all or some of our real properties as security for that debt to obtain funds to acquire real properties. We may borrow if we need funds to pay a desired distribution rate to our stockholders. We may also borrow if we deem it necessary or advisable to assure that we qualify and maintain our qualification as a REIT for federal income tax purposes. If there is a shortfall between the cash flow from our properties and the cash flow needed to service mortgage debt, then the amount available for distribution to stockholders may be reduced.

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

Interest we pay will reduce cash available for distribution. Additionally, if we incur variable rate debt, increases in interest rates would increase our interest costs, which could reduce our cash flows and our ability to make distributions to stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments. In 2022, the U.S. Federal Reserve raised interest rates on multiple occasions and continued to increase interest rates in 2023 although at a slower pace. While the U.S. Federal Reserve began to decrease interest rates in 2024 and again slightly in 2025, any further increases by the U.S. Federal Reserve or other relevant central banks would increase the risk of the foregoing.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to fund our capital and operating needs and distributions.

The Federal Deposit Insurance Corporation, or FDIC, generally only insures limited amounts per depositor per insured bank. The FDIC insures up to $250,000 per depositor per insured bank account. At December 31, 2025, we had cash and cash equivalents exceeding these federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fail, we may lose our deposits over the federally insured levels. The loss of our deposits would reduce the amount of cash we have available to fund our capital and operating needs and distributions.

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

ITEM 2. PROPERTIES

As of December 31, 2025, we owned 24 operating self storage facilities located in seven states (Arizona, Delaware, Florida, Nevada, Oregon, Pennsylvania and Washington) and three Canadian provinces (Alberta, British Columbia and Ontario), comprising approximately 19,115 units and approximately 2.1 million rentable square feet.

See Note 5 – Debt, of the Notes to the Consolidated Financial Statements contained in this report for more information about our indebtedness secured by our properties.

As of December 31, 2025, our wholly-owned operating self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)	Rental Income %(4)
Alberta	1	495	48,800	2%	89%	3%
Arizona	4	2,850	378,720	17%	94%	15%
British Columbia	1	925	59,180	3%	88%	4%
Delaware	1	820	80,545	4%	84%	3%
Florida	4	2,585	334,615	16%	90%	11%
Nevada	1	335	51,900	2%	94%	3%
Ontario	9	8,680	935,635	44%	85%	50%
Oregon	1	520	55,830	3%	96%	3%
Pennsylvania	1	810	78,040	4%	91%	4%
Washington	1	1,095	99,745	5%	91%	4%
	24	19,115	2,123,010	100%	88%	100%

(1)
Includes all rentable units, consisting of storage units and parking (approximately 725 units).
(2)
Includes all rentable square feet, consisting of storage units and parking (approximately 209,320 square feet).
(3)
Represents the occupied square feet of all facilities we owned in a state or province divided by total rentable square feet of all the facilities we owned in such state or area as of December 31, 2025.
(4)
Represents rental income (excludes administrative fees, late fees, and other ancillary income) for all facilities we owned in a state or province divided by our total rental income for the month ended December 31, 2025.

Development properties

Bradenton Land

On February 16, 2023, we, through an indirect, wholly-owned subsidiary of our Operating Partnership, acquired a parcel of land adjacent to our property in Bradenton, Florida (the “Bradenton Land”) from an unaffiliated third party. The purchase price for the Bradenton Land was approximately $1.4 million, plus closing costs and an acquisition fee to our advisor. We are in the process of expanding our current self storage property on the Bradenton Land. As of December 31, 2025, estimated development cost to complete the expansion are approximately $2.1 million, which we expect to fund with a combination of net proceeds from our Series E Preferred Offering and/or potential future debt financing.

Etobicoke Land

On March 27, 2023, we, through an indirect, wholly-owned subsidiary of our Operating Partnership, acquired a parcel of land to be developed into a self storage facility located in Etobicoke, in the city of Toronto, Ontario (the “Etobicoke Land”) from an unaffiliated third party. The purchase price for the Etobicoke Land was approximately CAD $2.2 million, plus closing costs and an acquisition fee to our advisor. As of December 31, 2025, our cost to complete development is approximately CAD $5.3 million, which we expect to fund with the Meridian financing, as described below.

On March 6, 2025, we through wholly-owned subsidiary of our Operating Partnership, entered into a credit agreement with Meridian Credit Union Limited ("Meridian") with a maximum borrowing capacity of CAD $16.0 million. As of December 31, 2025, we had drawn approximately CAD $10.4 million and have CAD $5.6 million available. Please see Note 5 - Debt of the Notes to the Consolidated Financial Statements contained elsewhere in this report for additional information.

In February 2026, we substantially completed development and commenced operations at the Etobicoke Property.

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

The following table summarizes our 50% ownership interests in unconsolidated real estate ventures as of December 31, 2025:

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
(1)
As of December 31, 2025, these four JV Properties were encumbered by first mortgages pursuant to the
SmartCentres Financing (defined below).
(2)
Approximate units and net rentable square feet at completion.

As of December 31, 2025, our 50% share of development costs are currently expected to be approximately CAD $0.2 million for the Toronto Property, approximately CAD $0.2 million for the Toronto II Property, approximately CAD $0.2 million for the Dorval Property and approximately CAD $6.0 million for the Montreal Property. Development costs for Toronto, Toronto II and Dorval properties are expected to be funded with the SmartCentres Financing. The development costs for the Montreal Property are expected to be funded with a combination of net proceeds from our Series E Preferred Offering and/or the SmartCentres Financing.

On August 30, 2024, we and SmartCentres, through the Toronto, Toronto II, Dorval and Hamilton joint venture partnerships (the “JV Properties”), entered into a master mortgage commitment agreement (the “MMCA”) with SmartCentres Storage Finance LP, an affiliate of SmartCentres (the “SmartCentres Lender”) (collectively, the “SmartCentres Financing”). The initial maximum amount available under the SmartCentres Financing is CAD $95.5 million and contains an accordion feature such that borrowings may be increased to CAD $120.0 million, subject to certain conditions set forth in the MMCA. The proceeds of the SmartCentres Financing will be used to finance the development and construction of self storage facilities on the Toronto, Toronto II, Dorval and Hamilton properties. On September 3, 2024 the JV Properties drew approximately CAD $46.3 million on the SmartCentres Financing and distributed approximately CAD $21.8 million to each partner. As of December 31, 2025, approximately CAD $90.7 million was outstanding on the SmartCentres Financing.

The SmartCentres Financing is secured by first mortgages on each of the Toronto, Toronto II, Dorval and Hamilton properties. Interest on the SmartCentres Financing is a variable annual rate equal to the aggregate of: (i) the Adjusted Daily Compounded Canadian Overnight Repo Rate Average (“CORRA”), plus (ii) an adjusted Daily Compounded CORRA adjustment of approximately 0.30%, plus (iii) a margin based on the External Credit Rating, plus (iv) a margin under the Senior Credit Facility, each as defined and described further in the MMCA. As of December 31, 2025, the total interest rate was approximately 5.24%.

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

On February 19, 2026, the JV Properties amended the SmartCentres Financing to: (i) extend the maturity date by one-year until May 11, 2027; (ii) added the Montreal Property as borrower under the SmartCentres Financing, and (iii) drew approximately CAD $17.5 million for a total outstanding balance of CAD $109.1 million. Subsequent to the draw, the JV Properties distributed approximately CAD $8.7 million to each partner.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of March 17, 2026, we had approximately 11,505,957 shares of Class P common stock outstanding, approximately 3,261,851 shares of Class A common stock outstanding, approximately 5,475,436 shares of Class T common stock outstanding, approximately 725,625 shares of Class W common stock outstanding, approximately 5,497,253 shares of Class Y common stock outstanding, and approximately 579,447 shares of Class Z common stock outstanding, held by a total of approximately 3,500 stockholders of record.

There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. We are currently selling Class A shares, Class P shares, Class T shares, Class W, Class Y and Class Z shares at a price of approximately $10.00 per share pursuant to our distribution reinvestment plan. Additionally, we provided discounts in our Public Offering for certain categories of purchasers, including based on volume discounts. Pursuant to the terms of our charter, certain restrictions are imposed on the ownership and transfer of shares.

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

Determination of Estimated Per Share Net Asset Value

On March 20, 2026, our board of directors, at the recommendation of our Nominating and Corporate Governance Committee (the (“N&CG Committee”), unanimously approved and established an estimated net asset value per share (“Estimated Per Share NAV”) for our Class P shares, Class A shares, Class T shares, Class W shares, Class Y shares and Class Z shares of $10.00. The Estimated Per Share NAV is based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding on a fully diluted basis, calculated as of September 30, 2025 (the “Valuation Date”). We provided this Estimated Per Share NAV to assist broker-dealers in connection with their obligations under Financial Industry Regulatory Authority (“FINRA”) Rule 2231, with respect to customer account statements. This valuation was performed in accordance with the provisions of the Institute for Portfolio Alternatives Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued in April 2013 (the “IPA Valuation Guidelines”).

The N&CG Committee, which is composed solely of independent directors, was responsible for the oversight of the valuation process, including the review and approval of the valuation process and methodology used to determine the Estimated Per Share NAV, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices, and the reasonableness of the assumptions used in the valuations and appraisals.

The Estimated Per Share NAV was determined after consultation with our management and Robert A. Stanger & Co, Inc. (“Stanger”), an independent third-party valuation firm. The engagement of Stanger was approved by the N&CG Committee. Stanger prepared an appraisal report (the (“Stanger Appraisal Report”) summarizing key information and the assumptions and providing an appraised value range of 26 wholly-owned properties, and 5 properties held in unconsolidated joint ventures in our portfolio as of September 30, 2025 (collectively, the (“Stanger Appraised Properties”). Stanger also prepared a net asset value report (the “Stanger NAV Report”) which estimates the net asset value range per share of each of our Class P shares, Class A shares, Class T shares, Class W shares, Class Y shares and Class Z shares as of September 30, 2025. The Stanger NAV Report relied upon: (i) the Stanger Appraisal Report for the Stanger Appraised Properties; (ii) Stanger’s estimated fair market value of our secured mortgage debt and other debt outstanding; (iii) Stanger’s estimated value range of our unconsolidated joint ventures (the “Unconsolidated Joint Ventures”); and (iv) our estimate of the value of our cash, other assets, and liabilities, to calculate an estimated net asset value range per share of our common stock. The process for estimating the value of our assets and liabilities was performed in accordance with the provisions of the IPA Valuation Guidelines.

After considering all information provided, including the N&CG Committee's receipt and review of the Stanger Appraisal Report and the Stanger NAV Report (the “Reports”) and based on the N&CG Committee’s extensive knowledge of our assets and liabilities, the N&CG Committee concluded that the range in estimated value per share of $8.30 to $10.76, as indicated in the Stanger NAV Report was reasonable and recommended to our board of directors that it adopt $10.00 as the Estimated Per Share NAV, which is above the approximate mid-range per share value of $9.74 provided in the Stanger NAV Report. The determined Estimated Per Share NAV was based on a fully-diluted share count, but excluding the Series C Subordinated Convertible Units (“Series C Units”). The board of directors made this determination based upon its assessment of our portfolio, the growth remaining in various properties, and the estimated range of values provided in the Stanger NAV Report. The board of directors unanimously agreed upon the Estimated Per Share NAV of $10.00 recommended by the N&CG Committee, which determination is ultimately and solely the responsibility of our board of directors. No Series C Units were converted to Class A Units as a result of this Estimated Per Share NAV being declared.

The table below sets forth the calculation of our Estimated Per Share NAV as of September 30, 2025 and our previous estimated value per share as of March 31, 2024.

	September 30, 2025	March 31, 2024

Investment in Real Estate:
Real Estate Facilities (1)	$680,724,547	$600,658,064
Investments in unconsolidated real estate ventures (2)	57,664,244	49,460,000
Total Market Value	738,388,791	650,118,064

Additional Assets:
Cash and cash equivalents	9,428,681	6,761,066
Restricted cash	1,226,619	13,363,686
Other assets, net	8,029,047	11,801,975
Total Assets	757,073,138	682,044,791

Liabilities:
Debt	291,963,780	284,470,578
Debt - fair value adjustment	1,407,510	(59,326)
Accounts payable and accrued liabilities	5,705,672	5,073,737
Distributions payable	4,547,144	4,294,741
Due to affiliates	1,878,518	9,284,486
Incentive Distribution	3,375,747	2,387,645
Total liabilities	308,878,371	305,451,861

Series B convertible preferred stock (3)	150,000,000	150,000,000
Series D Preferred Units in our Operating Partnership	25,000,000	-
Total Preferred Stock	175,000,000	150,000,000

Net Asset Value (NAV)	$273,194,767	$226,592,930

NAV Allocated to Class P Shares	119,445,829	117,235,622
Number of Outstanding Class P Shares (4)	11,944,583	11,719,673
NAV Per Share - Class P	$10.00	$10.00

NAV Allocated to Class A Shares	32,508,890	33,632,987
Number of Outstanding Class A Shares (4)	3,250,889	3,362,183
NAV Per Share - Class A	$10.00	$10.00

NAV Allocated to Class T Shares	54,164,669	53,163,156
Number of Outstanding Class T Shares	5,416,467	5,314,552
NAV Per Share - Class T	$10.00	$10.00

NAV Allocated to Class W Shares	7,145,000	6,928,608
Number of Outstanding Class W Shares	714,500	692,631
NAV Per Share - Class W	$10.00	$10.00

NAV Allocated to Class Y Shares	54,190,649	14,422,665
Number of Outstanding Class Y Shares	5,419,065	1,441,788
NAV Per Share - Class Y	$10.00	$10.00

NAV Allocated to Class Z Shares	5,739,730	1,209,891
Number of Outstanding Class Z Shares	573,973	120,949
NAV Per Share - Class Z	$10.00	$10.00
(1)
The March 31, 2024 NAV includes an adjustment of approximately $15.0 million or 2% above the approximate mid-range market value of the Appraised Properties provided by Kroll. The September 30, 2025 NAV includes an adjustment of approximately $8.4 million or 1% above the approximate mid-range market value of the Stanger Appraised Properties provided by Stanger. These adjustments were based on our board of director’s assessment of our portfolio, the growth remaining in various properties, and the estimated range of values provided by Kroll and Stanger, respectively.
(2)
Investments in unconsolidated real estate ventures are reflective of our 50% ownership in Canadian dollar-denominated developments, valued at the approximate mid-range market value of the Appraised Properties provided in the Kroll Appraisal Report, as of March 31, 2024 and the Stanger Appraised Properties provided in the Stanger Appraisal Report, as of September 30, 2025, converted at the applicable exchange rate as of respective valuation dates.
(3)
The outstanding shares of our Series B Convertible Preferred Stock (the “Series B Convertible Preferred Stock”) are convertible into shares of the Company’s Class A common stock on or after the third anniversary of the effective date (May 1, 2023) of that certain preferred stock purchase agreement by and between us and Extra Space Storage LP (the “Preferred Stock Purchase Agreement”). Upon a liquidation, the holder of the Series B Convertible Preferred Stock would receive the greater of the Liquidation Amount up to the Conversion Value Limitation (as defined in the Preferred Stock Purchase Agreement) or the amount that would have been payable upon conversion of the Series B Convertible Preferred Stock into shares of our Class A common stock. The conversion price as described in the Preferred Stock Purchase Agreement for the Series B Convertible Preferred Stock is $11.00, so for purposes of this analysis, Kroll and Stanger assumed, as of the respective valuation dates, the Series B Convertible Preferred Stock was redeemed based on the Liquidation Amount, as the conversion value would have been anti-dilutive.
(4)
Includes outstanding units in our operating partnership (“OP Units”) and unvested restricted stock issued to the Company’s independent directors.

Methodology and Key Assumptions

In determining the Estimated Per Share NAV, the Board considered the recommendation of the N&CG Committee, the Reports provided by Stanger and information provided by us. Our goal in calculating the Estimated Per Share NAV is to arrive at a value that is reasonable and supportable using what the N&CG Committee and our board of directors each deems to be appropriate valuation methodologies and assumptions.

FINRA’s current rules provide no guidance on the methodology an issuer must use to determine its Estimated Per Share NAV. As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different Estimated Per Share NAV, and these differences could be significant. The Estimated Per Share NAV is not audited and does not represent the fair value of our assets less its liabilities according to U.S. generally accepted accounting principles (“GAAP”), nor does it represent a liquidation value of our assets and liabilities or the amount our shares of common stock would trade at on a national securities exchange. The estimated asset values may not, however, represent current market value or book value. The estimated value range of the Stanger Appraised Properties does not necessarily represent the value the Company would receive or accept if the assets were marketed for sale. The Estimated Per Share NAV does not reflect a real estate portfolio premium or discount compared to the sum of the individual property values. The Estimated Per Share NAV also does not take into account estimated disposition costs and fees for real estate properties that are not held for sale.

Independent Valuation Firm

Stanger was selected by the N&CG Committee to appraise and provide a value on the 31 Stanger Appraised Properties. Stanger is engaged in the business of appraising commercial real estate properties and is not affiliated with the Company. The compensation the Company paid to Stanger related to the valuation is based on the scope of work and not on the appraised values of our real estate properties. The appraisals were performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation. The Stanger Appraisal Report was reviewed, approved, and signed by an individual with the professional designation of MAI licensed in the state where each real property is located. The use of the reports is subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives. In preparing its Reports, Stanger did not, and was not requested to, solicit third-party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of the Company.

Stanger collected reasonably available material information that it deemed relevant in appraising our real estate properties. Stanger relied in part on property-level information provided by us, including: (i) historical and projected operating revenues and expenses; (ii) unit mixes; (iii) rent rolls; and (iv) information regarding recent or planned capital expenditures.

In conducting its investigation and analyses, Stanger took into account customary and accepted financial and commercial procedures and considerations as it deemed relevant. Although Stanger reviewed information supplied or otherwise made available by us for reasonableness, Stanger assumed and relied upon the accuracy and completeness of all such information and of all information supplied or otherwise made available to Stanger by any other party and did not independently verify such information. Stanger has assumed that any operating or financial forecasts and other information and data provided to or otherwise reviewed by or discussed with Stanger were reasonably prepared in good faith on bases reflecting the best currently available estimates and judgments of our management and/or the Board. Stanger relied on us to advise it promptly if any information previously provided became inaccurate or was required to be updated during the period of their review.

In performing its analyses, Stanger made numerous other assumptions as of various points in time with respect to industry performance, general business, economic, and regulatory conditions, and other matters, many of which are beyond its control and our control. Stanger also made assumptions with respect to certain factual matters. For example, unless specifically informed to the contrary, Stanger assumed that we have clear and marketable title to each real estate property appraised, that no title defects exist, that any improvements were made in accordance with law, that no hazardous materials are present or were present previously, that no significant deed restrictions exist, and that no changes to zoning ordinances or regulations governing use, density, or shape are pending or being considered. Furthermore, Stanger’s analyses, opinions, and conclusions were necessarily based upon market, economic, financial, and other circumstances and conditions existing as of or prior to the date of the Stanger Appraisal Report, and any material change in such circumstances and conditions may affect Stanger’s analyses and conclusions. The Stanger Appraisal Report contains other assumptions, qualifications, and limitations that qualify the analyses, opinions, and conclusions set forth therein. Furthermore, the prices at which our real estate properties may actually be sold could differ from Stanger’s analyses.

Stanger is actively engaged in the business of appraising commercial real estate properties similar to those owned by the Company in connection with public securities offerings, private placements, business combinations, and similar transactions. The Company does not believe that there are any material conflicts of interest between Stanger, on the one hand, and the Company, and their affiliates, on the other hand. We engaged Stanger, with approval from the N&CG Committee, to deliver its Reports to assist in the net asset value calculation and Stanger received compensation for those efforts. In addition, we have agreed to indemnify Stanger against certain liabilities arising out of this engagement. The Company previously engaged Stanger in 2023 to prepare a valuation report on the Series C Subordinated Convertible Units for financial reporting purposes and has recently retained Stanger to provide financial advisory services. Stanger has in the past, and may from time to time in the future, perform other services for the Company and its affiliates, so long as such other services do not adversely affect the independence of Stanger as certified in the applicable Stanger Appraisal Report.

Although Stanger considered any comments received from us relating to their Reports, the final appraised value ranges of our real estate properties were determined by Stanger for the Stanger Appraised Properties. The Reports are addressed solely to the N&CG Committee to assist it in calculating and recommending to the Board an Estimated Per Share NAV of our common stock. The Reports are not addressed to the public, may not be relied upon by any other person to establish an Estimated Per Share NAV of our common stock, and do not constitute a recommendation to any person to purchase or sell any shares of our common stock.

The foregoing is a summary of the standard assumptions, qualifications, and limitations that generally apply to the Reports. The Reports, including the analysis, opinions, and conclusions set forth in such reports, are qualified by the assumptions, qualifications, and limitations set forth in the respective reports.

Real Estate Valuation

As described above, the Company engaged Stanger to provide an appraisal containing a range of market value of the Stanger Appraised Properties consisting of 26 wholly-owned properties, and 5 properties held in unconsolidated joint ventures in our portfolio as of September 30, 2025. In preparing the Stanger Appraisal Report, Stanger, among other things:

•
performed a site visit of the Stanger Appraised Properties in the context of this assignment or prior assignments;
•
interviewed our officers to obtain information relating to the physical condition of each Stanger Appraised Property, including known environmental conditions, status of ongoing or planned property additions and reconfigurations, and other factors for such properties; and
•
reviewed historical operating statements, asking rental rates by unit type, achieved rental rates, market rental rates, occupancy for the subject properties and competing properties, current tax information and a review of tax comparable properties, where appropriate, and capitalization rates for self storage properties observed in the marketplace based on investor surveys and general discussions in the market, and extracted from recent sales of self storage properties in each property’s region.

Stanger employed the income approach to estimate the value range of the Stanger Appraised Properties, which involves an economic analysis of the property based on its potential to provide future annual net operating income. A direct capitalization analysis was used to determine the value range of the portfolio by valuing each Stanger Appraised Property in the portfolio. The direct capitalization analysis was based upon the stabilized net operating income of each property capitalized at an appropriate capitalization rate for each property based upon property characteristics and competitive position and market conditions at the date of the appraisal. Stanger deducted estimated lease up costs for properties that were not considered stabilized and adjusted the value conclusion of properties that suffered from deferred maintenance.

Stanger prepared the Stanger Appraisal Report, which summarizes key inputs and assumptions, providing a value for each of the Stanger Appraised Properties it appraised using financial information provided by the Company. From such review, Stanger selected the appropriate direct capitalization rate in its direct capitalization analysis.

The total aggregate purchase price of the wholly-owned appraised properties in the Stanger Appraisal Report was approximately $491.7 million. In addition, through the Valuation Date, the Company had invested approximately $44.0 million in capital improvements on these real estate assets since inception. As of the Valuation Date, the total value range of the wholly-owned appraised properties was approximately $636.5 million to $712.4 million. The midpoint appraised value of the wholly owned properties of approximately $672.3 million represents an approximately 25% increase in the total value of the real estate assets over the aggregate purchase price and aggregate improvements. The following summarizes the key assumptions that were used in the direct capitalization models to arrive at the mid-point appraised value of the Stanger Appraised Properties:

Assumption	Range in values	Weighted Average Basis
Direct Capitalization rate	4.25% to 4.75%	4.57%

While we believe that Stanger’s assumptions and inputs are reasonable, a change in these assumptions and inputs would change the estimated value of the Stanger Appraised Properties. As provided in the Stanger Appraisal Report, the approximate mid-range market value of the wholly owned appraised properties in the Stanger Appraisal Report as of September 30, 2025 was approximately $672.3 million. Assuming all other factors remain unchanged, a decrease in the overall capitalization rate used for the wholly owned properties valued using the direct capitalization method of 25 basis points would increase the value of the wholly owned properties in the Stanger Appraisal Report to approximately $712.4 million. Similarly, an increase in the overall capitalization rate used for the wholly owned properties in the Stanger Appraisal Report valued using the direct capitalization method of 25 basis points would decrease the value of the Stanger Appraised Properties to approximately $636.5 million.

Mortgage Debt

Values for our secured mortgage debt and other Company debt outstanding (the “Outstanding Debt”) were estimated by Stanger using a discounted cash flow analysis, which used inputs based on the remaining loan terms and estimated current market interest rates for debt with similar characteristics, including remaining loan term, loan-to-value ratios, debt-service-coverage ratios, customary affirmative and negative covenants, prepayment terms, and collateral attributes. The current market interest rate was generally determined based on market rates for available comparable debt. The estimated current market interest rates ranged from 5.05% to 8.42% for the Outstanding Debt.

As of September 30, 2025, Stanger’s estimated fair value of our consolidated Outstanding Debt was approximately $293.4 million. The weighted-average discount rate applied to the future estimated debt payments of the Outstanding Debt was approximately 6.20%. Assuming all factors remain unchanged, a decrease in the market interest rates of 25 basis points would increase the fair value of the mortgage debt by approximately $2.0 million and an increase in the market interest rates of 25 basis points would decrease the fair value of the mortgage debt by approximately $2.0 million.

Cash, Other Assets, Other Liabilities and Preferred Equity

The carrying values of the majority of the other assets and liabilities were considered to equal their book value. Adjustments to exclude the GAAP basis carrying value of certain assets were made to other assets in accordance with the IPA Valuation Guidelines. Our liability related to stockholder servicing fees and dealer manager servicing fees has been valued using a liquidation value as of September 30, 2025. The Estimated Per Share NAV for the Class T shares and Class Y shares does not reflect any obligation to pay future stockholder servicing fees since such fees would cease upon liquidation.

Special Limited Partnership—Incentive Distribution

The estimated value of the incentive distribution due to our Advisor and its affiliates is based on 15% of the amount by which our net asset value plus distributions paid exceeds a return of stockholders’ capital plus a 6% cumulative, non-compounded, annual return to the stockholders. The Estimated Per Share NAV calculated above reflects an incentive distribution to affiliates of approximately $3.4 million.

Unconsolidated Joint Ventures Value

We hold interests in unconsolidated entities in joint ventures with SmartCentres Real Estate Investment Trust, which own self storage properties or properties in various stages of planning and development into self storage properties located in Canada. Stanger estimated the fair market value range of the Unconsolidated Joint Ventures by: (i) utilizing the value range of the properties owned by the Unconsolidated Joint Ventures based upon the Stanger Appraisal Report; (ii) adding the other tangible assets held by the Unconsolidated Joint Ventures; (iii) deducting the other tangible liabilities held by the Unconsolidated Joint Ventures; and (iv) taking the resulting equity from the Unconsolidated Joint Ventures and processing such equity through the Unconsolidated Joint Venture agreement as it pertains to capital distribution allocations, to determine the amount of equity attributable to the Company.

Different parties using different assumptions and estimates could derive a different Estimated Per Share NAV, and these differences could be significant. The value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets.

The Board’s Determination of the Estimated Per Share NAV

Based upon a review of the Reports provided by Stanger, upon the recommendation of the N&CG Committee, the Board declared the Estimated Per Share NAV for each of the Class P shares, Class A shares, Class T shares, Class W shares, Class Y shares and Class Z shares to be $10.00, which is above the approximate mid-range per share value of $9.74 provided in the Stanger NAV Report. Our board of directors made this determination based upon its assessment of our portfolio, the growth remaining in various properties, and the estimated range of values provided in the Stanger NAV Report.

Limitations of Estimated Per Share NAV

The various factors considered by our board in determining the Estimated Per Share NAV were based on a number of assumptions and estimates that may not be accurate or complete. As disclosed above, we are providing the Estimated Per Share NAV to assist broker-dealers that participate, or participated, in our public offering in meeting their customer account statement reporting obligations. As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different Estimated Per Share NAV. The Estimated Per Share NAV is not audited and does not represent the fair value of our assets or liabilities according to GAAP.

Accordingly, with respect to the Estimated Per Share NAV, the Company can give no assurance that:

•
a stockholder would be able to resell their Class P shares, Class A shares, Class T shares, Class W shares, Class Y shares and Class Z shares of common stock at the Estimated Per Share NAV;
•
a stockholder would ultimately realize distributions per share equal to the Estimated Per Share NAV upon liquidation of our assets and settlement of its liabilities or a sale of the Company;
•
our shares of class P common stock, class A common stock, class T common stock, class W common stock, class Y common stock and class Z common stock would trade at the Estimated Per Share NAV on a national securities exchange;
•
a different independent third-party appraiser or other third-party valuation firm would agree with the Estimated Per Share NAV; or

•
the Estimated Per Share NAV, or the methodology used to estimate the Estimated Per Share NAV, will be found by any regulatory authority to comply with the Employee Retirement Income Security Act (ERISA), the Internal Revenue Code of 1986, as amended, or other regulatory requirements.

Similarly, the amount a stockholder may receive upon repurchase of their shares, if they participate in our share redemption program and such redemption program is available, may be greater than or less than the amount a stockholder paid for the shares, regardless of any increase in the underlying value of any assets owned by the Company.

The Estimated Per Share NAV is based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of September 30, 2025. The Estimated Per Share NAV was based upon 27,319,477 shares of common equity or equivalent interests outstanding as of September 30, 2025, which was comprised of (i) 11,394,363 outstanding Class P shares, plus (ii) 3,239,014 outstanding Class A shares, plus (iii) 5,416,467 outstanding Class T shares, plus (iv) 714,500 outstanding Class W shares, plus (v) 5,419,065 outstanding Class Y shares, plus (vi) 573,973 outstanding Class Z shares, plus (vii) 550,220 outstanding units of limited partnership in our operating partnership, which units are exchangeable on a one-for-one basis into Class P shares, plus (viii) 11,875 unvested restricted Class A shares issued to our independent directors.

Further, the value of our shares will fluctuate over time as a result of, among other things, developments related to individual assets and responses to the real estate and capital markets. The Estimated Per Share NAV does not reflect a real estate portfolio premium or discount versus the sum of the individual property values. The Estimated Per Share NAV also does not take into account estimated disposition costs and fees for real estate properties that are not held for sale or other windup costs. We currently anticipate publishing a new estimated share value on an annual basis.

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

For income tax purposes, distributions to common stockholders are characterized as ordinary dividends, capital gain dividends, or as nontaxable distributions. To the extent that we make a distribution in excess of our current or accumulated earnings and profits, the distribution will be a non-taxable return of capital, reducing the tax basis in each U.S. stockholder’s shares, and the amount of each distribution in excess of a U.S. stockholder’s tax basis in its shares will be taxable as gain realized from the sale of its shares. For 2023, 2024 and 2025 all of our cash distributions to common shareholders constituted non-taxable returns of capital.

The following table shows the distributions we have paid in cash and through our distribution reinvestment plan for the years ended December 31, 2025, 2024 and 2023:

Quarter	OP Unit Holders	Common Stockholders	Distributions Declared per Common Share (1)
1st Quarter 2023	$84,089	$2,371,664	$0.15
2nd Quarter 2023	$85,957	$2,592,272	$0.15
3rd Quarter 2023	$85,957	$2,736,248	$0.16
4th Quarter 2023	$85,022	$2,852,361	$0.16
1st Quarter 2024	$84,870	$3,104,542	$0.15
2nd Quarter 2024	$85,722	$3,296,303	$0.15
3rd Quarter 2024	$85,722	$3,436,126	$0.16
4th Quarter 2024	$84,790	$3,525,639	$0.16
1st Quarter 2025	$83,929	$3,647,076	$0.15
2nd Quarter 2025	$85,957	$3,817,916	$0.15
3rd Quarter 2025	$85,957	$3,926,667	$0.16
4th Quarter 2025	$85,022	$3,873,247	$0.16

(1)
Declared distributions are paid monthly in arrears.

The following shows our cash distributions and the sources of such cash distributions for the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025		Year Ended December 31, 2024
Distributions paid in cash — common stockholders	$8,598,699		$7,626,356
Distributions paid in cash — preferred stockholders	12,516,374		12,530,766
Distributions paid in cash — preferred unitholders in our Operating Partnership	361,667		—
Distributions paid in cash — Operating Partnership unitholders	340,865		341,104
Distributions reinvested	6,666,207		5,736,254
Total distributions	$28,483,812		$26,234,480
Source of distributions
Cash flows provided by operations	$—	0.0%	$—	0.0%
Proceeds from offerings	21,817,605	76.6%	20,498,226	78.1%
Offering proceeds from distribution reinvestment plan	6,666,207	23.4%	5,736,254	21.9%
Total sources	$28,483,812	100.0%	$26,234,480	100.0%

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

Recent Sales of Unregistered Securities

On June 25, 2025, we issued 2,500 shares of restricted Class A common stock, which vests ratably over a period of four years from the date such award was awarded, to each of Stephen G. Muzzy and Alexander S. Vellandi for their services as our independent directors. The issuance of these securities was exempt from the registration requirements pursuant to Section 4(a)(2) of the Securities Act as a sale by the Company not involving a public offering. No underwriters were involved with the issuance of such securities.

Use of Proceeds from Registered Securities

On March 17, 2022, our Public Offering (SEC File No. 333-256598) for a maximum of $1,095,000,000 in shares of common stock, consisting of up to $1 billion in shares of our common stock for sale to the public and up to $95,000,000 in shares for sale pursuant to our distribution reinvestment plan, was declared effective by the SEC. On May 20, 2025, our board of directors approved the termination of the Primary Offering, which termination was effective as of May 30, 2025. As of December 31, 2025, we had sold approximately 2.9 million Class A Shares for gross proceeds of approximately $30.3 million, approximately 4.8 million Class T Shares for gross proceeds of approximately $48.1 million, approximately 0.7 million Class W shares for gross proceeds of approximately $6.3 million, approximately 5.2 million Class Y shares for gross proceeds of approximately $50.6 million and approximately 0.6 million Class Z shares for gross proceeds of approximately $5.5 million in our Primary Offering. Through our distribution reinvestment plan, we have issued approximately 0.2 million Class A shares, approximately 0.4 million Class T shares, approximately 57,000 Class W shares, approximately 0.2 million Class Y shares and approximately 12,000 Class Z shares for gross proceeds of approximately $8.6 million. From this amount, we incurred approximately $11.5 million in selling commissions and dealer manager fees (of which approximately $5.9 million was re-allowed to third party broker-dealers), and approximately $5.5 million in organization and offering costs.

With cumulative net offering proceeds, net proceeds from issuance of preferred stock and debt, we primarily acquired approximately $525.0 million in self storage facilities and made other payments reflected under “Cash Flows from Financing Activities” in our consolidated statements of cash flows included in this report.

Redemption Program

Our share redemption program is currently suspended, except for redemption requests made in connection with the death, commitment to a long-term care facility, qualifying disability or bankruptcy of a stockholder. Our share redemption program enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our publicly filed documents. As of December 31, 2025, approximately $13.1 million of common stock was available for redemption and $0.2 million was included in accrued expenses and other liabilities as of December 31, 2025. During the three months ended December 31, 2025, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) That May Yet to be Purchased Under the Plans or Programs
October 31, 2025	24,598	$9.39	—	709,712
November 30, 2025	—	—	—	709,712
December 31, 2025	—	—	—	709,712

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

On February 26, 2021, pursuant to a confidential private placement memorandum, we commenced a private offering (the "Private Offering") of up to $200,000,000 in shares of our common stock and $20,000,000 shares of common stock pursuant to our distribution reinvestment plan. Please see Note 1 of the Notes to the Consolidated Financial Statements contained elsewhere in this report for additional information. The primary portion of our Private Offering was terminated on March 17, 2022. We received approximately $100.7 million in offering proceeds from the sale of our common stock pursuant to the Private Offering. Through our distribution reinvestment plan, we have issued approximately 1.1 million Class P shares for gross proceeds of approximately $11.0 million.

In connection with the Public Offering, defined below, we filed articles of amendment to our Charter (the “Articles of Amendment”) and articles supplementary to our Charter (the “Articles Supplementary”). Following the filing of the Articles of Amendment and the Articles Supplementary, we authorized 30,000,000 shares of common stock designated as Class P shares, 300,000,000 shares of common stock designated as Class A shares, 300,000,000 shares of common stock designated as Class T shares, and 70,000,000 shares of common stock designated as Class W shares. Any common stock sold in the Private Offering were redesignated as Class P common stock upon the filing of the Articles of Amendment. On May 28, 2021, we filed a Registration Statement on Form S-11 (the “Registration Statement”), which was subsequently amended, with the U.S. Securities and Exchange Commission (“SEC”) to register a maximum of $1,000,000,000 in shares of Class A, Class T, and Class W common stock for sale to the public (the “Primary Offering”) and $95,000,000 in shares of Class A, Class T, and Class W common stock for sale pursuant to our distribution reinvestment plan. On March 17, 2022, the SEC declared our registration statement effective. On October 4, 2023, we filed a Post-Effective Amendment to our Registration Statement to register two new classes of common stock (Class Y shares and Class Z shares) with the SEC. On November 1, 2023, the Post-Effective Amendment to our Registration Statement became effective with the SEC. Also, on November 1, 2023, we filed articles supplementary to our Charter which reclassified 200,000,000 Class T shares as Class Y shares and 70,000,000 Class A shares as Class Z shares. Effective November 1, 2023, we began offering Class Y shares and Class Z shares in our Primary Offering for $9.30 per share and are offering Class A shares, Class P shares, Class T shares, Class W shares, Class Y shares and Class Z shares pursuant to our distribution reinvestment plan for $9.30 per share (collectively, the “Public Offering”) and ceased offering Class A shares, Class T shares or Class W shares in our Primary Offering.

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

As of December 31, 2025, we have issued approximately 1.1 million Class P shares, approximately 0.2 million Class A shares, approximately 0.4 million Class T shares, approximately 57,000 Class W shares, approximately 0.2 million Class Y shares and approximately 12,000 Class Z shares for gross proceeds of approximately $19.7 million through our distribution reinvestment plan.

We have invested the net proceeds from our offerings primarily in self storage facilities consisting of both income-producing and growth properties located in the United States and Canada. As of December 31, 2025, we owned 24 operating self storage properties located in seven states (Arizona, Delaware, Florida, Nevada, Oregon, Pennsylvania and Washington)

and three Canadian provinces (Alberta, British Columbia and Ontario), 50% equity interests in five unconsolidated real estate ventures located in two Canadian provinces (Ontario and Quebec). Our unconsolidated real estate ventures consist of four operating self storage properties in the lease-up phase and one parcel of land that is being developed into a self storage facility, with subsidiaries of SmartCentres owning the other 50% of such entity and two development properties in Florida and Ontario.

As of December 31, 2025, our self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)	Rental Income %(4)
Alberta	1	495	48,800	2%	89%	3%
Arizona	4	2,850	378,720	17%	94%	15%
British Columbia	1	925	59,180	3%	88%	4%
Delaware	1	820	80,545	4%	84%	3%
Florida	4	2,585	334,615	16%	90%	11%
Nevada	1	335	51,900	2%	94%	3%
Ontario	9	8,680	935,635	44%	85%	50%
Oregon	1	520	55,830	3%	96%	3%
Pennsylvania	1	810	78,040	4%	91%	4%
Washington	1	1,095	99,745	5%	91%	4%
	24	19,115	2,123,010	100%	88%	100%

(1)
Includes all rentable units, consisting of storage units and parking units (approximately 725 units).
(2)
Includes all rentable square feet consisting of storage units and parking units (approximately 209,320 square feet).
(3)
Represents the occupied square feet of all facilities we owned in a state divided by total rentable square feet of all the facilities we owned in such state as of December 31, 2025.
(4)
Represents rental income for all facilities we own in a state divided by our total rental income for the month ended December 31, 2025.

Development Properties

Bradenton Land

On February 16, 2023, we, through an indirect, wholly-owned subsidiary of our operating partnership, acquired a parcel of land adjacent to our property in Bradenton, Florida (the “Bradenton Land”) from an unaffiliated third party. The purchase price for the Bradenton Land was approximately $1.4 million, plus closing costs and an acquisition fee to our advisor. We are in the process of expanding our current self storage property on the Bradenton Land. As of December 31, 2025, estimated development cost to complete the expansion are approximately $2.1 million, which we expect to fund with a combination of net proceeds from our Series E Preferred Offering and/or potential future debt financing.

Etobicoke Land

On March 27, 2023, we, through an indirect, wholly-owned subsidiary of our operating partnership, acquired a parcel of land to be developed into a self storage facility located in Etobicoke, in the city of Toronto, Ontario (the “Etobicoke Land”) from an unaffiliated third party. The purchase price for the Etobicoke Land was approximately CAD $2.2 million, plus closing costs and an acquisition fee to our advisor. As of December 31, 2025, our cost to complete development is approximately CAD $5.3 million, which we expect to fund with a combination of net proceeds from our Primary offering and/or the Meridian financing, as described below.

On March 6, 2025, we through wholly-owned subsidiary of our operating partnership, entered into a credit agreement with Meridian Credit Union Limited ("Meridian") with a maximum borrowing capacity of CAD $16.0 million. As of December 31, 2025, we had drawn approximately CAD $10.4 million and have CAD $5.6 million available. Please see Note 5 - Debt of the Notes to the Consolidated Financial Statements contained elsewhere in this report for additional information.

In February 2026, we substantially completed development and commenced operations at the Etobicoke Property.

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

The following table summarizes our 50% ownership interests in unconsolidated real estate ventures as of December 31, 2025:

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
(1)
As of December 31, 2025, these four JV Properties were encumbered by first mortgages pursuant to the
SmartCentres Financing (defined below).
(2)
Approximate units and net rentable square feet at completion.

As of December 31, 2025, our 50% share of the costs to complete development were expected to be approximately CAD $0.2 million for the Toronto Property, approximately CAD $0.2 million for the Toronto II Property, approximately CAD $0.2 million for the Dorval Property and approximately CAD $6.0 million for the Montreal Property. Development costs for Toronto, Toronto II and Dorval properties are expected to be funded with the SmartCentres Financing. The development costs for the Montreal Property are expected to be funded with a combination of net proceeds from our Series E Preferred Offering and/or the SmartCentres Financing.

On August 30, 2024, we and SmartCentres, through the Toronto, Toronto II, Dorval and Hamilton joint venture partnerships (the “JV Properties”), entered into a master mortgage commitment agreement (the “MMCA”) with SmartCentres Storage Finance LP, an affiliate of SmartCentres (the “SmartCentres Lender”) (collectively, the “SmartCentres Financing”). The initial maximum amount available under the SmartCentres Financing is CAD $95.5 million and contains an accordion feature such that borrowings may be increased to CAD $120.0 million, subject to certain conditions set forth in the MMCA. The proceeds of the SmartCentres Financing will be used to finance the development and construction of self storage facilities on the Toronto, Toronto II, Dorval and Hamilton properties. On September 3, 2024 the JV Properties drew approximately CAD $46.3 million on the SmartCentres Financing and distributed approximately CAD $21.8 million to each partner. As of December 31, 2025, approximately CAD $90.7 million was outstanding on the SmartCentres Financing.

The SmartCentres Financing is secured by first mortgages on each of the Toronto, Toronto II, Dorval and Hamilton properties. Interest on the SmartCentres Financing is a variable annual rate equal to the aggregate of: (i) the Adjusted Daily Compounded Canadian Overnight Repo Rate Average (“CORRA”), plus (ii) an adjusted Daily Compounded CORRA adjustment of approximately 0.30%, plus (iii) a margin based on the External Credit Rating, plus (iv) a margin under the Senior Credit Facility, each as defined and described further in the MMCA. As of December 31, 2025, the total interest rate was approximately 5.24%.

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

On February 19, 2026, the JV Properties amended the SmartCentres Financing to: (i) extend the maturity date by one-year until May 11, 2027; (ii) added the Montreal Property as borrower under the SmartCentres Financing, and (iii) drew approximately CAD $17.5 million for a total outstanding balance of CAD $109.1 million. Subsequent to the draw, the JV Properties distributed approximately CAD $8.7 million to each partner.

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

We evaluate the consolidation of our investments in VIE's in accordance with relevant accounting guidance. This evaluation requires us to determine whether we have a controlling interest in a VIE through a means other than voting rights, and, if so, such VIE may be required to be consolidated in our financial statements. Our evaluation of our VIE's under such accounting guidance could result in a materially different presentation of the financial statements or materially different amounts being reported in the financial statements, as the VIE's included in our consolidated financial statements may vary based on the estimates and assumptions we use.

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

Recent Tax Legislation

Effective July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. Certain provisions of OBBBA modified U.S. tax law and impact us and our stockholders. Among other changes, this legislation (i) permanently extended the 20% deduction for “qualified REIT dividends” for individuals and other non-corporate taxpayers under Section 199A of the Code, (ii) permanently reinstated 100% bonus depreciation for certain property acquired after January 19, 2025, (iii) increased the percentage limit under the REIT asset test applicable to taxable REIT subsidiaries from 20% to 25% for taxable years beginning after December 31, 2025, and (iv) increased the base on which the 30% interest deduction limit under Section 163(j) of the Code applies by excluding depreciation, amortization and depletion from the definition of “adjusted taxable income” for taxable years beginning after December 31, 2024. We are currently evaluating the provisions of OBBBA, but do not expect it to have a material impact on our Consolidated Financial Statements.

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

On March 10, 2021, we commenced formal operations and we acquired our first six self storage properties during 2021. During 2022 and 2023, we acquired 18 self storage properties primarily in the lease-up phase. As of December 31, 2025 and 2024, we owned 24 operating self storage facilities.

Our operating results for the years ended December 31, 2025 and 2024 include full period results for 24 self storage properties. Operating results in future periods will depend on the results of operations of these properties and the real estate properties that we acquire in the future.

Comparison of the Years Ended December 31, 2025 and 2024

Total Revenues

Total revenues for the years ended December 31, 2025 and 2024 were approximately $30.7 million and approximately $28.2 million, respectively. The increase in total revenue of approximately $2.5 million, or 9%, is attributable to an increase in non same-store revenues of approximately $1.9 million due to the lease-up of our non-stabilized properties and an increase in same-store revenue of approximately $0.6 million primarily due to increased rates. We expect total revenues to increase in the future commensurate with our future acquisition activity and the lease-up of our non-stabilized properties.

Property Operating Expenses

Property operating expenses for the years ended December 31, 2025 and 2024 were approximately $11.5 million and approximately $11.0 million, respectively. Property operating expenses include the costs to operate our facilities including payroll, utilities, insurance, real estate taxes, repairs and maintenance, advertising, administrative and professional. The increase of approximately $0.5 million is primarily attributable to payroll and repairs & maintenance. We expect property operating expenses to increase in the future as our operational activity increases but decrease as a percentage of total revenues as we lease-up our non-stabilized properties.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the years ended December 31, 2025 and 2024 were approximately $5.2 million and approximately $5.1 million, respectively. Property operating expenses – affiliates includes property management fees, asset management fees and advisory contract amortization. We expect property operating expenses – affiliates to increase in the future as our operational activity increases.

General and Administrative Expenses

General and administrative expenses for the years ended December 31, 2025 and 2024 were approximately $6.2 million and approximately $5.8 million, respectively. General and administrative expenses consist primarily of legal expenses, directors’ and officers’ insurance, transfer agent fees, an allocation of a portion of our Advisor’s payroll related costs, professional and accounting expenses, and board of directors related costs. The increase in general and administrative expenses of approximately $0.4 million is primarily attributable to an increase in marketing related costs. We expect general and administrative expenses to increase in the future as our operational activity increases, but decrease as a percentage of total revenue.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the years ended December 31, 2025 and 2024 were approximately $12.9 million and approximately $15.8 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The decrease in depreciation and amortization expense of approximately $2.9 million is primarily attributable to leases in place being fully amortized during 2024. We expect depreciation and amortization expense to fluctuate in the future commensurate with our acquisition activity.

Acquisition Expenses – Affiliates

Acquisition expenses – affiliates for the years ended December 31, 2025 and 2024 were approximately $0.4 million and approximately $0.6 million, respectively. Acquisition expenses primarily relate to the costs associated with our potential acquisitions prior to the acquisitions becoming probable in accordance with our capitalization policy. We expect acquisition expenses - affiliates to fluctuate in the future commensurate with our acquisition activity.

Other Property Acquisition Expenses

Other property acquisition expenses for the years ended December 31, 2025 and 2024 were approximately $0.4 million and approximately $0.2 million, respectively. Acquisition expenses primarily relate to the costs associated with our potential acquisitions prior to the acquisitions becoming probable in accordance with our capitalization policy. We expect other property acquisition expenses to fluctuate in the future commensurate with our acquisition activity.

Interest Expense

Interest expense for the years ended December 31, 2025 and 2024 was approximately $16.8 million and approximately $18.0 million, respectively. Interest expense includes interest expense on our debt and the impact of our interest rate derivatives designated for hedge accounting. The decrease in interest expense of approximately $1.2 million is primarily attributable to lower interest rates on new debt entered into during the fourth quarter of 2024 and first quarter of 2025. We expect interest expense to fluctuate in the future commensurate with our debt level and interest rates.

Interest Expense – Debt Issuance Costs

Interest expense – debt issuance costs for the years ended December 31, 2025 and 2024 were approximately $1.1 million and approximately $1.3 million, respectively. The decrease is primarily related to the write off of approximately $0.2 million in debt issuance cost related to the 2024 refinance activity in accordance with GAAP. Interest expense – debt issuance costs reflects the amortization of fees incurred in connection with obtaining financing. We expect interest expense – debt issuance costs to increase commensurate with our financing activity.

Derivative fair value adjustment

Derivative fair value adjustment for the years ended December 31, 2025 and 2024 were approximately $0.5 million loss and approximately $0.2 million gain, respectively. Derivative fair value adjustment consists of fair market value adjustment of our interest rate derivatives we elected not to apply hedge accounting. We expect the derivative fair value adjustment to change in the future based upon changes in interest rates and our interest rate hedging activity.

Other Income

Other income for the years ended December 31, 2025 and 2024 were approximately $0.1 million and approximately $0.4 million, respectively. Other income consists primarily of interest income received on cash and restricted cash. We expect other income to change in the future based upon changes in interest rates and our invested cash balance.

Equity in loss of unconsolidated real estate ventures

Losses from our equity method investments in the JV Properties for the years ended December 31, 2025 and 2024 were approximately $2.1 million and none, respectively. Losses from our equity method investments in the JV Properties consists of our allocation of earnings and losses from our unconsolidated joint ventures. The increase in equity in loss of unconsolidated real estate ventures relates to the completion of construction and the start of property lease up of four JV Properties during 2025. We expect Equity in loss of unconsolidated real estate ventures to decrease in the future as our operational activity increases as we lease-up our unconsolidated real estate ventures.

Foreign currency adjustment

Foreign currency adjustment for the years ended December 31, 2025 and 2024 was approximately $2.2 million gain and approximately $6.5 million loss, respectively. Foreign currency adjustment consists of changes in foreign currency related to our net investments in unconsolidated real estate ventures, not classified as long term in accordance with GAAP. We expect foreign currency adjustment to change in the future based upon changes in exchange rates, as well as future net investments in real estate in currencies other than United States dollars.

Same-Store Facility Results - Years ended December 31, 2025 and 2024

The following table sets forth operating data for our same-store facilities (stabilized and comparable properties that have been included in the consolidated results of operations since January 1, 2024) for the years ended December 31, 2025 and 2024. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition, lease up, or development activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
	2025	2024	% Change	2025	2024	% Change	2025	2024	% Change
Revenues(1)	$14,154,264	$13,537,382	4.6%	$16,564,337	$14,701,151	N/M	$30,718,601	$28,238,533	8.8%
Property operating expenses(2)	5,595,403	5,659,524	(1.1)%	7,782,232	7,045,593	N/M	13,377,635	12,705,117	5.3%
Net operating income	$8,558,861	$7,877,858	8.6%	$8,782,105	$7,655,558	N/M	$17,340,966	$15,533,416	11.6%
Number of Facilities	12	12		12	12		24	24
Rentable square feet(3)	892,610	892,610		1,230,400	1,254,500		2,123,010	2,147,110
Average physical occupancy(4)	90.3%	91.3%	-1.0%	87.0%	84.5%	N/M	88.4%	87.3%	1.1%
Annualized rent per occupied square foot(5)	$17.40	$16.86	3.2%	N/M	N/M	N/M	$16.93	$16.49

N/M Not meaningful

(1)
Revenue includes rental revenue, ancillary revenue, administrative and late fees.
(2)
Property operating expenses excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization expense and acquisition expenses, but includes property management fees.
(3)
Of the total rentable square feet, parking represented approximately 209,320 and 199,780 square feet, respectively as of December 31, 2025 and 2024. On a same-store basis, for the same periods, parking represented approximately 43,000 square feet.
(4)
Determined by dividing the sum of the month-end occupied square feet for the applicable group of facilities for each applicable period by the sum of their month-end rentable square feet for the year.
(5)
Determined by dividing the aggregate realized rental income for each applicable year by the aggregate of the month-end occupied square feet for the year. Properties are included in the respective calculations in their first full month of operations, as appropriate. We have excluded the realized rental revenue and occupied square feet related to parking herein for the purpose of calculating annualized rent per occupied square foot.

Our increase in same-store revenue of approximately $0.6 million was primarily the result of an increase in revenue per occupied square foot of approximately 3.2% for the year ended December 31, 2025 over the year ended December 31, 2024 offset by a decrease in average physical occupancy of approximately 1.0%.

Our same-store property operating expenses decreased by approximately $60,000 or 1.1% for the year ended December 31, 2025 compared to the year ended December 31, 2024.

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

The following table presents a reconciliation of net loss as presented on our consolidated statements of operations to net operating income, as stated above, for the periods indicated:

	Year Ended
	December 31, 2025	December 31, 2024
Net Loss	$(23,999,794)	$(35,578,067)
Adjusted to exclude:
Asset management fees(1)(2)	3,364,866	3,442,051
General and administrative	6,192,386	5,832,673
Depreciation	12,853,148	12,762,435
Intangible amortization expense	—	3,038,119
Acquisition expenses—affiliates	388,834	589,216
Other property acquisition expenses	350,751	188,039
Interest expense	16,787,056	18,049,353
Interest expense—debt issuance costs	1,050,329	1,278,578
Derivative fair value adjustment	531,449	(184,425)
Other income (expense)	(117,258)	(397,743)
Equity in loss of unconsolidated joint ventures	2,114,897	—
Foreign currency adjustment	(2,175,698)	6,513,187
Total property net operating income	$17,340,966	$15,533,416
(1)
Asset management fees are included in Property operating expenses – affiliates in the consolidated statements of operations.
(2)
Includes amortization of Advisor contract of approximately $1.0 million and $0.8 million for the years ended December 31, 2025 and 2024, respectively.

Comparison of the Years Ended December 31, 2024 and 2023

The results of operations and cash flows for the years ended December 31, 2024 compared to December 31, 2023 were included in our Annual Report on Form 10-K for the year ended December 31, 2024 which was filed with the SEC on March 31, 2025.

Liquidity and Capital Resources

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the years ended December 31, 2025 and 2024 is as follows:

	Year Ended
	December 31, 2025	December 31, 2024	Change
Net cash flow provided by (used in):
Operating activities	$(19,785,463)	$(5,514,039)	$(14,271,424)
Investing activities	(21,094,612)	(12,522,405)	(8,572,207)
Financing activities	32,951,820	11,193,259	21,758,561

Cash flows used in operating activities for the years ended December 31, 2025 and 2024 were approximately $19.8 million and approximately $5.5 million, respectively, a change of approximately $14.3 million. The decrease in cash used in our operating activities is primarily the result of the lease up of our non stabilized properties and increase in payments made pursuant to due to affiliates.

Cash flows used in investing activities for the years ended December 31, 2025 and 2024 were approximately $21.1 million and approximately $12.5 million, respectively, a change of approximately $8.6 million. The decrease in cash used in our investing activities is primarily the result of a return of capital on investments in unconsolidated real estate ventures in 2024.

Cash flows provided by financing activities for the years ended December 31, 2025 and 2024 were approximately $33.0 million and approximately $11.2 million, respectively, a change of approximately $21.8 million. The increase in cash provided by our financing activities is primarily the result of an increase in net debt proceeds totaling $12.2 million, and net proceeds raised from issuance of preferred units in our Operating Partnership $34.6 million, offset by a decrease in net proceeds from the issuance of common stock by $20.9 million.

Short-Term Liquidity and Capital Resources

Our liquidity needs consist primarily of our property operating expenses, general and administrative expenses, debt service payments, capital expenditures, property acquisitions, development costs for joint venture and wholly owned investments and distributions to our stockholders, preferred stockholders and limited partners in our Operating Partnership, as necessary to maintain our REIT qualification. We generally expect that we will meet our short-term liquidity requirements from the combination of cash on hand, proceeds from our issuance of equity instruments, proceeds from secured and unsecured financing from banks or other lenders and net cash provided from property operations.

Volatility in the debt and equity markets and continued and/or further impact of interest rates, inflation and other economic events will depend on future developments, which are highly uncertain. While we do not expect such events to have a material impact upon our liquidity in the short-term, continued uncertainty or deterioration in the debt and equity markets over an extended period of time could potentially impact our liquidity over the long-term.

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

Series E Preferred Stock Dividends

The shares of Series E Preferred Stock rank senior to all classes of the Company's common stock, (b) on parity with all other preferred equity securities issued by us from time to time, the terms of which provide that such securities rank on parity with the Series E Preferred Stock; and (c) junior to the preferred equity securities issued by us from time to time, the terms of which expressly provide that it will rank senior to the Series E Preferred Stock (the “Senior Stock”), including the Series B Convertible Preferred Stock, and subject to payment of or provision for our corporate debts and other liabilities. Dividends payable on each share of Series E Preferred Stock will initially be equal to a rate of 8.0% per annum. Dividends payable on the Series E Preferred Stock will accrue and be paid on the basis of a 360-day year consisting of twelve 30-day months and will accrue whether or not (i) we have earnings, (ii) there are funds legally available for the payment of such dividends, and (iii) such dividends are authorized by our board or declared

Common Stock

We commenced paying distributions to our stockholders in March 2021 and intend to continue to pay regular distributions to our stockholders. From the commencement of paying cash distributions in March 2021, 100% of our cash distributions have been paid from the net proceeds of our offerings. Until we are generating operating cash flow sufficient to fund distributions to our stockholders, we may decide to make stock distributions or to make distributions using a combination of stock and cash, or to fund some or all of our distributions from the proceeds of our offerings or from borrowings in anticipation of future cash flow, which may reduce the amount of capital we ultimately invest in properties. Because substantially all of our operations will be performed indirectly through our Operating Partnership, our ability to pay distributions depends in large part on our Operating Partnership’s ability to pay distributions to its partners, including to us.

In the event we do not have enough cash from operations to fund cash distributions, we may borrow, issue additional securities or sell assets in order to fund the distributions or make the distributions out of net proceeds from our offerings. Therefore, it is likely that some or all of the distributions that we make will represent a return of capital to stockholders, at least in the first few years of operation. Though we have no present intention to make in-kind distributions, we are authorized by our charter to make in-kind distributions of readily marketable securities, distributions of beneficial interests in a liquidating trust established for our dissolution and the liquidation of our assets in accordance with the terms of the charter or distributions that meet all of the following conditions: (a) our board of directors advises each stockholder of the risks associated with direct ownership of the property; (b) our board of directors offers each stockholder the election of receiving such in-kind distributions; and (c) in-kind distributions are only made to those stockholders who accept such offer.

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
•
the issuance of additional shares;
•
financings and refinancings; and
•
dividends with respect to the outstanding shares of our Series B Convertible Preferred Stock and our Series E Preferred Stock.

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

The following shows our cash distributions and the sources of such cash distributions for the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025		Year Ended December 31, 2024
Distributions paid in cash — common stockholders	$8,598,699		$7,626,356
Distributions paid in cash — preferred stockholders	12,516,374		12,530,766
Distributions paid in cash — preferred unitholders in our Operating Partnership	361,667		—
Distributions paid in cash — Operating Partnership unitholders	340,865		341,104
Distributions reinvested	6,666,207		5,736,254
Total distributions	$28,483,812		$26,234,480
Source of distributions
Cash flows provided by operations	$—	0.0%	$—	0.0%
Proceeds from offerings	21,817,605	76.6%	20,498,226	78.1%
Offering proceeds from distribution reinvestment plan	6,666,207	23.4%	5,736,254	21.9%
Total sources	$28,483,812	100.0%	$26,234,480	100.0%

From our inception through December 31, 2025, we have paid cumulative distributions of approximately $78.6 million, as compared to cumulative net loss attributable to our common stockholders of approximately $148.0 million.

For the year ended December 31, 2025, we paid distributions of approximately $28.5 million, as compared to a net loss attributable to our common stockholders of approximately $36.6 million. Net loss attributable to our common stockholders for the year ended December 31, 2025, reflects non-cash depreciation of approximately $12.9 million and acquisition related expenses of approximately $0.7 million.

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

Indebtedness

As of December 31, 2025, our total indebtedness was approximately $292.9 million which included approximately $165.5 million of variable rate debt and approximately $129.3 million of fixed rate debt, less approximately $1.9 million in net debt issuance costs. See Note 5 – Debt, of the Notes to the Consolidated Financial Statements contained in this report for more information about our indebtedness.

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

Our material cash requirements from known contractual and other obligations primarily relate to the following, for which information on both a short-term and long-term basis is provided in the indicated notes to the consolidated financial statements:

•
Debt — Refer to Note 5 of the Notes to the Consolidated Financial Statements. As of December 31, 2025, excluding the impact of our interest rate hedging activities, future cash payments for interest on debt over the next 12 months is approximately $17.8 million. As of December 31, 2025, future cash payments for maturing debt over the next 12 months is approximately $2.6 million. We expect to meet these future obligations with a combination of proceeds from our Primary Offering, operations and future debt financing.
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

The following table presents the future principal payments required on outstanding debt as of December 31, 2025:

2026	2,603,665
2027	111,426,803
2028	51,969,546
2029	326,349
2030	128,531,119
Total payments	294,857,482
Debt issuance costs, net	(1,949,228)
Total	$292,908,254

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

As of December 31, 2025, our total indebtedness was approximately $292.9 million, which included approximately $165.5 million in variable rate debt and approximately $129.3 million of fixed rate debt, less approximately $1.9 million in net debt issuance costs. A change in interest rates on variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase by 100 basis points, the increase in interest, net of our interest rate derivatives, would decrease future earnings and cash flows by approximately $0.3 million annually.

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

The following table summarizes future debt maturities and average interest rates on our outstanding debt as of December 31, 2025:

	Payments due during the years ended December 31,
	2026	2027	2028	2029	2030	Thereafter	Total
Variable rate debt	$2,603,665	$111,240,414	$51,671,603	$—	$—	$—	$165,515,682
Average interest rate(1)	6.24%	6.24%	5.40%	N/A	N/A	N/A
Fixed rate debt	$—	$186,389	$297,943	$326,349	$128,531,119	$—	$129,341,800
Average interest rate	6.88%	6.88%	6.88%	6.88%	6.88%	N/A

(1)
Interest expense for fixed rate debt was calculated based upon the contractual rate and the interest expense on variable rate debt was calculated based on the rate in effect on December 31, 2025, excluding the impact of interest rate derivatives. The Huntington Credit Facility and National Bank of Canada - Four Property Loan have variable rates, however, we entered into interest rate swap agreements that fix SOFR at 2.29%, CORRA at 3.03% respectively until the maturity of the loan. Debt denominated in foreign currency has been converted based on the rate in effect as of December 31, 2025.

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

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2025, the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

For the quarter ended December 31, 2025, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

Insider Trading Arrangements

During the three months ended December 31, 2025, none of our officers or directors (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

we expect to file a definitive Proxy Statement for our 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instructions G(3) to Form 10-K and is incorporated by reference to the 2026 Proxy Statement. Only those sections of the 2026 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.

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

The other information required by this Item is incorporated by reference to the 2026 Proxy Statement to be filed with the SEC.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the 2026 Proxy Statement to be filed with the SEC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the 2026 Proxy Statement to be filed with the SEC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the 2026 Proxy Statement to be filed with the SEC.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the 2026 Proxy Statement to be filed with the SEC.

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
(b)
See (a) 3 above.
(c)
See (a) 2 above.

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-K for the period ended December 31, 2025 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.1

Second Amended and Restated Limited Partnership Agreement of Strategic Storage Operating Partnership VI, L.P., incorporated by reference to Exhibit 10.1 to Pre-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, filed on March 15, 2022, Commission File No. 333-256598

10.2

Amendment No.1 to the Second Amended and Restated Limited Partnership Agreement of Strategic Storage Operating Partnership VI, L.P., dated as of January 30, 2023, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on January 31, 2023, Commission File No. 333-256598

10.3

Amendment No.2 to the Second Amended and Restated Limited Partnership Agreement of Strategic Storage Operating Partnership VI, L.P., dated as of May 1, 2023, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on May 3, 2023, Commission File No. 000-56545

10.4

Amendment No. 3 to the Second Amended and Restated Limited Partnership Agreement of Strategic Storage Operating Partnership VI, L.P., dated as of November 1, 2023, incorporated by reference to Exhibit 10.1 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on November 1, 2023, Commission File No. 333-256598

10.5

Amendment No. 4 to the Second Amended and Restated Limited Partnership Agreement of Strategic Storage Operating Partnership VI, L.P., dated as of September 19, 2024, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 12, 2024, Commission File No. 000-56545

10.6

Amendment No. 5 to the Second Amended and Restated Limited Partnership Agreement of Strategic Storage Operating Partnership VI, L.P., dated as of August 29, 2025, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on September 5, 2025, Commission File No. 000-56545

10.7

Amendment No. 6 to the Second Amended and Restated Limited Partnership Agreement of Strategic Storage Operating Partnership VI, L.P., dated as of September 26, 2025, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on October 6, 2025, Commission File No. 000-56545

10.8

Amended and Restated Advisory Agreement, incorporated by reference to Exhibit 10.2 to Pre-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, filed on March 15, 2022, Commission File No. 333-256598

10.9

Strategic Storage Trust VI, Inc. Second Amended and Restated Distribution Reinvestment Plan (included as Appendix B to the Prospectus), incorporated by reference to Exhibit 10.6 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on October 4, 2023, Commission File No. 333-256598

10.10

Employee and Director Long-Term Incentive Plan of Strategic Storage Trust VI, Inc., incorporated by reference to Exhibit 10.4 the Company’s Registration Statement on Form S-11, filed on May 28, 2021, Commission File No. 333-256598

10.11

Syndicated Term Loan Agreement with Huntington National Bank and the co-lenders party thereto, dated November 30, 2021, incorporated by reference to Exhibit 10.29 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on February 8, 2022, Commission File No. 333-256598

10.12

Promissory Note in favor of Huntington National Bank, dated November 30, 2021, incorporated by reference to Exhibit 10.30 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on February 8, 2022, Commission File No. 333-256598

10.13

Guaranty of Payment and Recourse Carve-Outs in favor of Huntington National Bank, dated November 30, 2021, incorporated by reference to Exhibit 10.31 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on February 8, 2022, Commission File No. 333-256598

10.14

Joinder Agreement and First Amendment to Loan Documents, dated December 30, 2021, incorporated by reference to Exhibit 10.32 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on February 8, 2022, Commission File No. 333-256598

10.15

Joinder Agreement and Second Amendment to Loan Documents, dated May 17, 2022, incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 17, 2022, Commission File No. 333-256598

10.16

Joinder Agreement and Third Amendment to Loan Documents, dated April 13, 2023, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 19, 2023, Commission File No. 333-256598

10.17	Fourth Amendment to Loan Documents, dated April 13, 2023, incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed on March 31, 2025, Commission File No. 000-56545

10.18

Joinder Agreement and Fifth Amendment to Loan Documents, dated November 15, 2024, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 19, 2024, Commission File No. 000-56545

10.19

Promissory Note in favor of Huntington National Bank, dated December 30, 2021, incorporated by reference to Exhibit 10.33 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on February 8, 2022, Commission File No. 333-256598

10.20

Mezzanine Loan Agreement with SmartStop OP, L.P., dated December 30, 2021, incorporated by reference to Exhibit 10.34 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on February 8, 2022, Commission File No. 333-256598

10.21

Promissory Note in favor of SmartStop OP, L.P., dated December 30, 2021, incorporated by reference to Exhibit 10.35 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on February 8, 2022, Commission File No. 333-256598

10.22

Guaranty of Recourse Obligations in favor of SmartStop OP, L.P., dated December 30, 2021, incorporated by reference to Exhibit 10.36 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on February 8, 2022, Commission File No. 333-256598

10.23

Omnibus First Amendment to Mezzanine Loan Documents, dated July 8, 2022, incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q, filed on August 8, 2022, Commission File No. 333-256598

10.24

Omnibus Second Amendment to Mezzanine Loan Agreement with SmartStop OP, L.P., dated December 20, 2022, incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K, filed on March 22, 2023, Commission File No. 333-256598

10.25

Amended and Restated Promissory Note in favor of SmartStop OP, L.P., dated December 20, 2022, incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K, filed on March 22, 2023, Commission File No. 333-256598

10.26

Non-Revolving Term Facility Credit Agreement in favor of National Bank of Canada, dated as of September 20, 2022, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 22, 2022, Commission File No. 333-256598

10.27

Series A Cumulative Redeemable Preferred Unit Purchase Agreement, dated as of January 30, 2023, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on January 31, 2023, Commission File No. 333-256598

10.28

Non-Revolving Term Facility Credit Agreement, dated as of January 31, 2023, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on January 31, 2023, Commission File No. 333-256598

10.29

Preferred Stock Purchase Agreement, dated as of May 1, 2023, by and between Strategic Storage Trust VI, Inc. and Extra Space Storage LP, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 3, 2023, Commission File No. 000-56545

10.30

Investors’ Rights Agreement, dated as of May 1, 2023, by and between Strategic Storage Trust VI, Inc. and Extra Space Storage LP, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on May 3, 2023, Commission File No. 000-56545

10.31

Purchase Agreement for the Ontario Portfolio, dated as of April 5, 2023, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 12, 2023, Commission File No. 000-56545

10.32

Non-Revolving Term Facility Credit Agreement, dated as of June 15, 2023, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 22, 2023, Commission File No. 000-56545

10.33

Sponsor Funding Agreement, dated as of November 1, 2023, by and among Strategic Storage Trust VI, Inc., Strategic Storage Operating Partnership VI, L.P., and SmartStop REIT Advisors, LLC, dated as of November 1, 2023, incorporated by reference to Exhibit 10.2 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on November 1, 2023, Commission File No. 333-256598

10.34	Credit Agreement, dated as of January 8, 2025, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 14, 2025, Commission File No. 000-56545

10.35

Series D Cumulative Redeemable Preferred Unit Purchase Agreement, dated as of September 4, 2025, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on September 5, 2025, Commission File No. 000-56545

19	Insider Trading Policy, incorporated by reference to Exhibit 19 to the Company’s Annual Report on Form 10-K, filed on March 31, 2025, Commission File No. 000-56545

21.1*	Subsidiaries of Strategic Storage Trust VI, Inc.

23.1*	Consent of BDO USA, P.C.

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Consent of Robert A Stanger & Co

101*

The following Strategic Storage Trust VI, Inc. financial information for Year Ended December 31, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Equity and Temporary Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

104*	The cover page from the Strategic Storage Trust VI, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025, has been formatted in Inline XBRL.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STORAGE TRUST VI, INC. (Registrant)
Dated: March 24, 2026	By:	/s/ Matt F. Lopez
Matt F. Lopez Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ H. Michael Schwartz	Chairman of the Board of Directors, Chief Executive Officer, and President	March 24, 2026
H. Michael Schwartz	(Principal Executive Officer)

/s/ Matt F. Lopez	Chief Financial Officer and Treasurer	March 24, 2026
Matt F. Lopez	(Principal Financial and Accounting Officer)

/s/ Stephen G. Muzzy	Independent Director	March 24, 2026
Stephen G. Muzzy

/s/ Alexander S. Vellandi	Independent Director	March 24, 2026
Alexander S. Vellandi

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Strategic Storage Trust VI, Inc.

Ladera Ranch, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Strategic Storage Trust VI, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, equity and temporary equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Costa Mesa, California

March 24, 2026

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2025 AND 2024

	December 31, 2025	December 31, 2024
ASSETS
Real estate facilities:
Land	$112,763,319	$109,097,324
Buildings	385,675,015	375,539,122
Site improvements	14,075,173	13,655,534
	512,513,507	498,291,980
Accumulated depreciation	(41,047,473)	(27,645,170)
	471,466,034	470,646,810
Construction in process	20,888,613	9,144,864
Real estate facilities, net	492,354,647	479,791,674
Cash and cash equivalents	8,801,019	10,827,415
Restricted cash	1,117,142	6,738,149
Investments in unconsolidated real estate ventures (Note 4)	24,512,945	18,207,135
Other assets, net	7,655,431	13,564,907
Total assets	$534,441,184	$529,129,280
LIABILITIES, TEMPORARY EQUITY AND EQUITY
Debt, net	$292,908,254	$274,056,356
Accounts payable and accrued liabilities	9,610,514	13,433,815
Distributions payable	4,679,935	4,409,505
Due to affiliates	4,674,857	13,877,191
Total liabilities	311,873,560	305,776,867
Commitments and contingencies (Note 10)
Redeemable common stock	13,063,224	10,279,772
Series B Convertible Preferred Stock, net $0.001 par value; 150,000 shares authorized; 150,000 issued and outstanding at December 31, 2025 and 2024, with aggregate liquidation preferences of $153,156,986 and $153,148,361 at December 31, 2025 and 2024, respectively	148,599,723	148,599,723
Series D Preferred units in our Operating Partnership, net $0.001 par value; 1,400,000 units authorized; 1,400,000 and none units issued and outstanding at December 31, 2025 and 2024, respectively with aggregate liquidation preferences of $35,170,167 and $0 at December 31, 2025 and 2024, respectively	34,626,688	—
Series E Redeemable 8% Preferred Stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding at December 31, 2025 and 2024	—	—
Equity:
Strategic Storage Trust VI, Inc.:
Preferred Stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at December 31, 2025 and 2024	—	—
Class P Common stock, $0.001 par value; 30,000,000 shares authorized; 11,457,294 and 11,280,098 shares issued and outstanding at December 31, 2025 and 2024, respectively	11,457	11,280
Class A Common stock, $0.001 par value; 230,000,000 shares authorized; 3,252,608 and 3,383,583 shares issued and outstanding at December 31, 2025 and 2024, respectively	3,253	3,384
Class T Common stock, $0.001 par value; 100,000,000 shares authorized; 5,446,198 and 5,373,889 shares issued and outstanding at December 31, 2025 and 2024, respectively	5,446	5,374
Class W Common stock, $0.001 par value; 70,000,000 shares authorized; 720,067 and 704,761 shares issued and outstanding at December 31, 2025 and 2024, respectively	720	705
Class Y Common stock, $0.001 par value; 200,000,000 shares authorized; 5,459,946 and 4,049,909 shares issued and outstanding at December 31, 2025 and 2024, respectively	5,460	4,050
Class Z Common stock, $0.001 par value; 70,000,000 shares authorized; 576,712 and 346,393 shares issued and outstanding at December 31, 2025 and 2024, respectively	577	346
Additional paid-in capital	222,010,592	207,773,199
Distributions	(47,498,935)	(32,142,866)
Accumulated deficit	(147,963,237)	(111,392,263)
Accumulated other comprehensive loss	(4,762,249)	(4,432,786)
Total Strategic Storage Trust VI, Inc. equity	21,813,084	59,830,423
Noncontrolling interests in our Operating Partnership	(611,660)	225,081
Noncontrolling Series C Subordinated Units in our Operating Partnership	5,076,565	4,417,414
Total noncontrolling interest	4,464,905	4,642,495
Total equity	26,277,989	64,472,918
Total liabilities, temporary equity and equity	$534,441,184	$529,129,280

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2025, 2024, AND 2023

	Year Ended December 31,
	2025	2024	2023
Revenues:
Self storage rental revenue	$30,524,132	$28,054,695	$20,990,999
Ancillary operating revenue	194,469	183,838	169,065
Total revenues	30,718,601	28,238,533	21,160,064
Operating expenses:
Property operating expenses	11,505,667	11,016,594	9,190,888
Property operating expenses – affiliates	5,236,834	5,130,574	4,625,560
General and administrative	6,192,386	5,832,673	5,290,049
Depreciation	12,853,148	12,762,435	10,542,315
Intangible amortization expense	—	3,038,119	4,437,083
Acquisition expense – affiliates	388,834	589,216	564,746
Other property acquisition expenses	350,751	188,039	1,037,225
Total operating expenses	36,527,620	38,557,650	35,687,866
Operating loss	(5,809,019)	(10,319,117)	(14,527,802)
Other income (expense):
Interest expense	(16,787,056)	(18,049,353)	(16,104,501)
Interest expense – debt issuance costs	(1,050,329)	(1,278,578)	(1,499,924)
Derivative fair value adjustment	(531,449)	184,425	(1,881,402)
Other income, net	117,258	397,743	546,615
Equity in loss of unconsolidated real estate ventures	(2,114,897)	—	—
Foreign currency adjustment	2,175,698	(6,513,187)	528,949
Net loss	(23,999,794)	(35,578,067)	(32,938,065)
Less: Distributions to preferred unitholders in our Operating Partnership	(531,833)	—	(271,250)
Less: Distributions to preferred stockholders	(12,525,000)	(12,547,877)	(8,350,000)
Less: Accretion of preferred equity costs	—	—	(189,920)
Net loss attributable to the noncontrolling interests in our Operating Partnership	488,872	831,693	968,721
Net loss attributable to Strategic Storage Trust VI, Inc. common stockholders	$(36,567,755)	$(47,294,251)	$(40,780,514)
Net loss per Class P share—basic and diluted	$(1.38)	$(2.05)	$(2.19)
Net loss per Class A share—basic and diluted	$(1.38)	$(2.05)	$(2.19)
Net loss per Class T share—basic and diluted	$(1.38)	$(2.05)	$(2.19)
Net loss per Class W share—basic and diluted	$(1.38)	$(2.05)	$(2.19)
Net loss per Class Y share—basic and diluted	$(1.38)	$(2.05)	$(2.19)
Net loss per Class Z share—basic and diluted	$(1.38)	$(2.05)	$(2.19)
Weighted average Class P shares outstanding—basic and diluted	11,399,148	11,192,681	10,982,858
Weighted average Class A shares outstanding—basic and diluted	3,338,971	3,368,248	2,619,151
Weighted average Class T shares outstanding—basic and diluted	5,409,219	5,333,476	4,484,873
Weighted average Class W shares outstanding—basic and diluted	712,806	697,349	505,476
Weighted average Class Y shares outstanding—basic and diluted	5,078,228	2,295,360	20,629
Weighted average Class Z shares outstanding—basic and diluted	500,194	184,295	1,354

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

YEARS ENDED DECEMBER 31, 2025, 2024, AND 2023

	Year Ended December 31,
	2025	2024	2023
Net loss	$(23,999,794)	$(35,578,067)	$(32,938,065)
Other comprehensive income (loss):
Foreign currency translation adjustment	2,240,708	(4,808,321)	57,174
Foreign currency hedge contract	(1,362,363)	1,106,438	(174,712)
Interest rate hedge contract	(1,214,733)	(1,296,678)	644,792
Other comprehensive income (loss)	(336,388)	(4,998,561)	527,254
Comprehensive loss	(24,336,182)	(40,576,628)	(32,410,811)
Comprehensive loss attributable to noncontrolling interests:
Comprehensive loss attributable to the noncontrolling interests in our Operating Partnership	495,796	948,283	952,068
Comprehensive loss attributable to Strategic Storage Trust VI, Inc. stockholders	$(23,840,386)	$(39,628,345)	$(31,458,743)

See notes to consolidated financial statements.

Strategic Storage Trust VI, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND TEMPORARY EQUITY

YEARS ENDED DECEMBER 31, 2025, 2024, AND 2023

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

YEARS ENDED DECEMBER 31, 2025, 2024, AND 2023

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

Strategic Storage Trust VI, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND TEMPORARY EQUITY (CONTINUED)

YEARS ENDED DECEMBER 31, 2025, 2024, AND 2023

	Common Stock																	Noncontrolling Interest
	Class P		Class A		Class T		Class W		Class Y		Class Z							in our Operating Partnership
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Strategic Storage Trust VI, Inc. Equity	Noncontrolling Interests	Series C Subordinated Units	Total Equity	Redeemable Common Stock	Preferred Equity in our Operating Partnership	Preferred Stock	Series D Preferred Units in our Operating Partnership
Balance as of December 31, 2024	11,280,098	$11,280	3,383,583	$3,384	5,373,889	$5,374	704,761	$705	4,049,909	$4,050	346,393	$346	$207,773,199	$(32,142,866)	$(111,392,263)	$(4,432,786)	$59,830,423	$225,081	$4,417,414	$64,472,918	$10,279,772	$—	$148,599,723	$—
Gross proceeds from issuance of common stock	64,865	65	—	—	—	—	—	—	1,259,169	1,259	222,050	222	15,365,647	—	—	—	15,367,193	—	—	15,367,193	—	—	—	—
Offering costs	—	—	—	—	—	—	—	—	—	—	—	—	(2,123,787)	—	—	—	(2,123,787)	—	—	(2,123,787)	—	—	—	—
Adjustment to offering costs (See Note 2)	—	—	—	—	—	—	—	—	—	—	—	—	949,281	—	—	—	949,281	—	—	949,281	—	—	—	—
Changes to redeemable common stock	—	—	—	—	—	—	—	—	—	—	—	—	(6,666,207)	—	—	—	(6,666,207)	—	—	(6,666,207)	6,666,207	—	—	—
Redemption of common stock	(168,078)	(168)	(223,000)	(223)	(46,983)	(47)	(5,797)	(6)	—	—	—	—	—	—	—	—	(444)	—	—	(444)	(3,882,755)	—	—	—
Distributions ($0.62 per share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(15,356,069)	—	—	(15,356,069)	—	—	(15,356,069)	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(340,944)	—	(340,944)	—	—	—	—
Distributions to preferred	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(12,525,000)	(531,833)
Issuance of shares for distribution reinvestment plan (DRP)	280,409	280	86,679	87	119,292	119	21,103	21	150,868	151	8,269	9	6,665,540	—	—	—	6,666,207	—	—	6,666,207	—	—	—	—
Issuance of restricted stock	—	—	5,000	5	—	—	—	—	—	—	—	—	—	—	—	—	5	—	—	5	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	43,700	—	—	—	43,700	—	—	43,700	—	—	—	—
Distribution of common stock	—	—	346	—	—	—	—	—	—	—	—	—	3,219	—	(3,219)	—	—	—	—	—	—	—	—	—
Issuance of Series C Subordinated Units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	659,151	659,151	—	—	—	—
Issuance of Series D Preferred Units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	35,000,000
Series D Preferred equity issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(373,312)
Net loss attributable to Strategic Storage Trust VI, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(36,567,755)	—	(36,567,755)	—	—	(36,567,755)	—	—	12,525,000	531,833
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(488,872)	—	(488,872)	—	—	—	—
Interest rate hedge contracts	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,189,298)	(1,189,298)	(25,435)	—	(1,214,733)	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,194,698	2,194,698	46,010	—	2,240,708	—	—	—	—
Foreign currency hedge contract	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,334,863)	(1,334,863)	(27,500)	—	(1,362,363)	—	—	—	—
Balance as of December 31, 2025	11,457,294	$11,457	3,252,608	$3,253	5,446,198	$5,446	720,067	$720	5,459,946	$5,460	576,712	$577	$222,010,592	$(47,498,935)	$(147,963,237)	$(4,762,249)	$21,813,084	$(611,660)	$5,076,565	$26,277,989	$13,063,224	$—	$148,599,723	$34,626,688

See notes to consolidated financial statements.

Strategic Storage Trust VI, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2025, 2024, AND 2023

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(23,999,794)	$(35,578,067)	$(32,938,065)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	12,853,148	15,800,554	14,979,398
Amortization of debt issuance costs	926,180	1,278,578	1,499,924
Stock based compensation expense related to issuance of restricted stock	43,700	38,094	25,814
Accretion of preferred equity costs	—	—	189,920
Equity in loss of unconsolidated joint venture	2,114,897	—	—
Unrealized derivative gain (loss)	377,190	(482,632)	90,825
Derivative fair value adjustment	410,657	1,770,963	2,553,422
Unrealized foreign currency adjustment	(2,175,698)	6,513,187	(528,949)
Changes in operating assets and liabilities:
Other assets, net	1,494,094	530,680	(2,785,513)
Purchase of interest rate derivative	(1,027,741)	(2,913,815)	(3,279,000)
Settlement of interest rate derivative	(2,030,731)	—	—
Purchase of foreign exchange derivative	—	—	(1,442,000)
Accounts payable and accrued liabilities	537,143	(599,126)	5,138,182
Due to affiliates	(9,308,508)	8,127,545	3,869,115
Net cash used in operating activities	(19,785,463)	(5,514,039)	(12,626,927)
Cash flows from investing activities:
Purchase of real estate facilities	—	—	(252,273,853)
Additions to real estate facilities	(12,743,728)	(10,388,088)	(8,078,768)
Deposits on acquisitions of real estate facilities and investments in unconsolidated real estate ventures	—	—	(148,220)
Refund of deposits on acquisitions of real estate facilities	—	481,866	—
Investment in company owned life insurance	(925,788)	(902,063)	(886,460)
Investments in unconsolidated real estate ventures	(7,425,096)	(17,702,419)	(7,171,769)
Return of capital on investments in unconsolidated real estate ventures	—	15,988,299	—
Net cash used in investing activities	(21,094,612)	(12,522,405)	(268,559,070)
Cash flows from financing activities:
Proceeds from issuance of secured debt	178,196,483	8,000,000	179,324,261
Repayment of secured debt	(164,160,942)	(4,764,241)	(50,000,000)
Scheduled principal payments of secured debt	(1,453,106)	(4,160,385)	(862,320)
Prepaid debt issuance costs	—	—	(42,000)
Debt issuance costs	(1,825,431)	(480,950)	(1,666,788)
Gross proceeds from issuance of common stock	15,367,193	37,371,916	37,910,737
Offering costs	(2,508,610)	(3,634,282)	(4,387,423)
Proceeds from issuance of preferred equity in our Operating Partnership	—	—	15,000,000
Redemption of preferred equity in our Operating Partnership	—	—	(15,000,000)
Preferred equity in our Operating Partnership issuance costs	—	—	(189,920)
Gross proceeds from issuance of preferred stock	—	—	150,000,000
Preferred stock issuance costs	—	—	(1,400,277)
Proceeds from issuance of Series C units	659,151	1,220,331	3,197,083
Proceeds from issuance of Series D preferred units	35,000,000	—	—
Series D Preferred unit issuance costs	(373,312)	—	—
Redemption of common stock	(4,132,001)	(1,860,904)	(419,094)
Distributions paid to common stockholders	(8,598,699)	(7,626,356)	(6,160,627)
Distributions paid to noncontrolling interest in our Operating Partnership	(340,865)	(341,104)	(341,025)
Distributions paid to preferred stockholders	(12,516,374)	(12,530,766)	(5,218,750)
Distributions paid to preferred unitholders in our Operating Partnership	(361,667)	—	(271,250)
Net cash provided by financing activities	32,951,820	11,193,259	299,472,607
Impact of foreign exchange rate changes on cash and restricted cash	280,852	(1,299,322)	(370,083)
Net change in cash, cash equivalents and restricted cash	(7,647,403)	(8,142,507)	17,916,527
Cash, cash equivalents and restricted cash, beginning of year	17,565,564	25,708,071	7,791,544
Cash, cash equivalents and restricted cash, end of year	$9,918,161	$17,565,564	$25,708,071

STrategic Storage Trust VI, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

YEARS ENDED DECEMBER 31, 2025, 2024, AND 2023

Supplemental disclosures and non-cash transactions:
Cash paid for interest, net of amounts capitalized	$17,844,314	$17,208,371	$18,819,476
Distribution of common stock	$—	$—	$6,586,579
Offering costs included in accounts payable and accrued liabilities	$(1,334,105)	$588,163	$661,400
Interest rate swap contract in other assets	$1,302,337	$467,719	$145,375
Interest rate swap contracts in accounts payable and accrued liabilities	$247,942	$368,600	$170,708
Foreign currency hedge contract in other assets	$—	$1,281,151	$—
Foreign currency translation adjustment	$(2,240,708)	$4,808,321	$(57,174)
Deposits applied to investments in unconsolidated real estate ventures	$—	$328,545	$—
Deposits on acquisition of real estate facilities in due to affiliates	$—	$—	$333,495
Issuance of shares pursuant to distribution reinvestment plan	$6,666,207	$5,736,254	$4,391,918
Distributions payable to common and preferred stockholders	$4,650,971	$4,380,620	$4,174,068
Distributions payable to noncontrolling interests in our Operating Partnership	$28,964	$28,885	$28,964
Real estate and construction in process in accounts payable and accrued liabilities	$701,112	$1,658,865	$913,229
Redemption of common stock in accounts payable and accrued liabilities	$193,867	$442,933	$118,691
Unrealized derivative adjustment	$—	$—	$576,497
Deposits applied to acquisition of real estate	$—	$—	$1,076,020

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

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

SmartStop REIT Advisors, LLC is our sponsor (our “Sponsor”). Our Sponsor is an indirect subsidiary of SmartStop Self Storage REIT, Inc. (“SmartStop”) (NYSE: SMA). Our Sponsor is a company focused on providing self storage advisory, asset management, and property management services. Our Sponsor owns 100% of Strategic Storage Advisor VI, LLC (our “Advisor”) and owns 100% of Strategic Storage Property Management VI, LLC (our “Property Manager”).

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

On May 20, 2025, our board of directors approved the termination of the Primary Offering, effective as of May 30, 2025. We sold approximately 2.9 million Class A shares for gross offering proceeds of approximately $30.3 million, approximately 4.8 million Class T shares for gross offering proceeds of approximately $48.1 million, approximately 0.7 million Class W shares for gross offering proceeds of approximately $6.3 million, approximately 5.2 million Class Y shares for gross offering proceeds of approximately $50.6 million, and approximately 0.6 million Class Z shares for gross offering proceeds of approximately $5.5 million in the Primary Offering. Pacific Oak Capital Markets, LLC, a Delaware limited liability company (our “Former Dealer Manager”), served as the dealer manager for our Public Offering pursuant to a dealer

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

manager agreement (the “Dealer Manager Agreement”). On June 18, 2025, in connection with the termination of the Primary Offering, the Dealer Manager Agreement was terminated.

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

As of December 31, 2025, we have issued approximately 1.1 million Class P shares, approximately 0.2 million Class A shares, approximately 0.4 million Class T shares, approximately 57,000 Class W shares, approximately 0.2 million Class Y shares, and approximately 12,000 Class Z shares for gross proceeds of approximately $19.7 million through our distribution reinvestment plan.

Pursuant to a Sponsor Funding Agreement (as defined in Note 2 - Summary of Significant Accounting Policies), our Sponsor agreed to fund the payment of (i) the upfront 3% sales commission for the sale of Class Y shares, (ii) the upfront 3% dealer manager fee for the Class Y shares, and (iii) the estimated 1% organization and offering expenses for the sale of Class Y shares and Class Z shares in our Public Offering. In November 2023, our Sponsor agreed to reimburse the Company in cash to cover the dilution from the one-time stock dividend described below. In consideration for our Sponsor providing the funding for the front-end sales load and the cash to cover the dilution from the stock dividend, Strategic Storage Operating Partnership VI, L.P., a Delaware limited partnership (our “Operating Partnership”), agreed to issue Series C Subordinated Convertible Units (“Series C Units”) to our Sponsor equal to the dollar amount of such funding divided by the then-current offering price (initially $9.30 per share and currently at $10.00 per share) for the Class Y shares and Class Z shares sold in the Public Offering. The Series C Units shall initially have no distribution, voting or other rights to participate in our Operating Partnership unless and until such Series C Units are converted into Class A Units of our Operating Partnership. The Series C Units shall automatically convert into Class A Units on a one-to-one basis upon our disclosure of an estimated net asset value per share equal to at least $10.00 per share for each of the Class A, Class P, Class T, Class W, Class Y, and Class Z shares calculated net of the value of Series C Units to be converted. Such conversion is limited such that the dilution caused by the conversion may not reduce the diluted estimated net asset value below $10.00 per share. No Series C Units were converted to Class A Units as a result of the Estimated Per Share NAV (as defined below) being declared. In connection with the termination of our Primary Offering, the Sponsor Funding Agreement was terminated effective as of May 30, 2025, though our Sponsor or its affiliates are still obligated to provide the funding amounts set forth in the Sponsor Funding Agreement and entitled to receive Series C Units in exchange for such funding amounts until the final payment of such funding amounts and the final issuance of the Series C Units for such funding amounts are made, as contemplated by the terms of the Sponsor Funding Agreement. As of December 31, 2025, we had received funding from our Sponsor of approximately $10.2 million for the payment of sales commissions and dealer manager fees for the sale of Class Y shares, and organization and offering expenses for the sale of Class Y and Z shares pursuant to the Sponsor Funding Agreement.

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

Subsequent to year end, our of board of directors, upon recommendation of our nominating and corporate governance committee, approved an estimated value per share as of September 30, 2025. For more information, please see Note 13 - Subsequent Events.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

We have invested the net proceeds from our offerings primarily in self storage facilities consisting of both income-producing and growth properties located in the United States and Canada. As of December 31, 2025, we owned 24 operating self storage properties located in seven states (Arizona, Delaware, Florida, Nevada, Oregon, Pennsylvania and Washington) and three Canadian provinces (Alberta, British Columbia and Ontario) and two development properties in Florida and Ontario. For more information, see Note 3 - Real Estate Facilities.

As of December 31, 2025, we owned 50% of the equity interests in five unconsolidated real estate ventures in two Canadian provinces (Ontario and Quebec), with subsidiaries of SmartCentres Real Estate Investment Trust (“SmartCentres”) owning the other 50% of such entities. Our unconsolidated real estate ventures consist of four operating self storage properties in the lease-up phase and one parcel of land that is being developed into a self storage facility. For more information, see Note 4 - Investment in Unconsolidated Real Estate Ventures.

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

On March 10, 2021, SmartStop OP, L.P. (“SmartStop OP”), an affiliate of our Sponsor and the operating partnership of SmartStop, contributed $5.0 million to our Operating Partnership, in exchange for 549,451 units of limited partnership interest in our Operating Partnership (the “OP Investment”). The OP Investment was made net of sales commissions and dealer manager fees, but without giving effect to the early investor discounts available to purchasers of shares in the Private Offering. At the effective time of the OP Investment, SmartStop OP was admitted as a limited partner to our Operating Partnership. As of December 31, 2025, we owned approximately 98% of the common units of limited partnership interest of our Operating Partnership. The remaining approximately 2% of the common units are owned by SmartStop OP.

On January 30, 2023, we, our Operating Partnership, and an affiliate of our Sponsor (the “Preferred Investor”) entered into a Series A Cumulative Redeemable Preferred Unit Purchase Agreement (the “Series A Preferred Unit Purchase Agreement”) pursuant to which our Operating Partnership issued and sold to the Preferred Investor, and the Preferred Investor purchased 600,000 Series A Cumulative Redeemable Preferred Units of Limited Partnership Interest (the “Series A Preferred Units”) at a liquidation preference of $25.00 per unit (the “Series A Liquidation Amount”) in consideration for the Preferred Investor making a capital contribution to our Operating Partnership in an amount of $15 million (the “Series A Preferred Investment”). On May 2, 2023, we redeemed the full amount of Series A Preferred Units for an amount equal to $15 million plus the accrued and unpaid distributions. See Note 7 – Preferred Equity.

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

On September 4, 2025, we, our Operating Partnership, and the Preferred Investor entered into a Series D Cumulative Redeemable Preferred Unit Purchase Agreement (the “Series D Preferred Unit Purchase Agreement”) pursuant to which our Operating Partnership issued and sold to the Preferred Investor. In September 2025, the Preferred Investor purchased 1.0 million Series D Cumulative Redeemable Preferred Units of Limited Partnership Interest (the “Series D Preferred Units”) at a liquidation preference of $25.00 per unit (the “Liquidation Amount”) in consideration for the Preferred Investor making a capital contribution to our Operating Partnership in an amount of $25.0 million (the “Series D Preferred Investment”). Pursuant to the Series D Preferred Unit Purchase Agreement, our Operating Partnership issued an aggregate of an additional 400,000 Series D Preferred Units to the Preferred Investor on October 28, 2025, November 25, 2025, and December 17, 2025, for additional aggregate consideration of $10.0 million. See Note 7 – Preferred Equity.

On September 30, 2025, we commenced an offering of up to $75.0 million (expandable up to $100.0 million in the sole discretion of our board of directors) in shares of our Series E Preferred Stock, $0.001 par value per share, at an offering price

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

of $10.00 per share (the “Series E Preferred Offering”), pursuant to the Confidential Private Placement Memorandum dated September 30, 2025 (the “Memorandum”). The Series E Preferred Offering will terminate on September 30, 2026, unless extended by our board, in its sole discretion. In connection with the Series E Preferred Offering, we entered into Amendment No. 6 to the Second Amended and Restated Limited Partnership Agreement of our Operating Partnership to create Series E Preferred Units having economic terms and designations, powers, preferences, rights and restrictions that are substantially similar to the Series E Preferred Stock. See Note 7 – Preferred Equity.

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

As we accept subscriptions for shares of our common and preferred stock, we transfer all of the net offering proceeds to our Operating Partnership as capital contributions in exchange for additional units of interest in our Operating Partnership. However, we will be deemed to have made capital contributions in the amount of gross proceeds received from investors, and our Operating Partnership will be deemed to have simultaneously paid the sales commissions and other costs associated with these offerings. In addition, our Operating Partnership is structured to make distributions with respect to limited partnership units that are equivalent to the distributions made to holders of common stock. Finally, a limited partner in our Operating Partnership may later exchange his or her limited partnership units in our Operating Partnership for shares of our common stock at any time after one year following the date of issuance of their limited partnership units, subject to certain restrictions outlined in the limited partnership agreement of our Operating Partnership, in connection with the Public Offering, the Second Amended and Restated Limited Partnership Agreement of the Operating Partnership, as further amended (the “Operating Partnership Agreement”). SSA and SmartStop OP are prohibited from exchanging or otherwise transferring units representing $202,000 of the limited partnership units acquired in their initial investments in our Operating Partnership so long as our Advisor is acting as our Advisor pursuant to our Advisory Agreement.

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

December 31, 2025

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

As of December 31, 2025, we had not entered into any other contracts/interests that would be deemed to be variable interests in VIEs other than our joint ventures with SmartCentres, which are accounted for under the equity method of accounting. Please see Note 4 - Investments in Unconsolidated Real Estate Ventures. Other than the entities noted above, we do not currently have any material relationships with unconsolidated entities or financial partnerships.

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

December 31, 2025

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

The value of the tangible assets, consisting of land and buildings, is determined as if vacant. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. There were no property acquisitions during the years ended December 31, 2025 and 2024, and no intangible assets were recorded. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent.

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

Acquisitions that do not meet the definition of a business, as defined under current GAAP, are accounted for as asset acquisitions. During the years ended December 31, 2025 and 2024, there were no property acquisitions.

During the years ended December 31, 2025, 2024 and 2023, we expensed approximately $0.7 million, $0.8 million and $1.6 million, respectively, of acquisition-related transaction costs that did not meet our capitalization policy.

Evaluation of Possible Impairment of Long-Lived Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets, including those held through joint ventures, may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. For the years ended December 31, 2025, 2024 and 2023, no impairment losses were recognized.

Advertising Costs

Advertising costs are included in property operating expenses and general and administrative expenses, depending on the nature of the expense, in the accompanying consolidated statements of operations. These costs are expensed in the period in which the cost is incurred. The Company incurred advertising costs of approximately $2.9 million, $2.3 million and $2.3 million for the years ended December 31, 2025, 2024 and 2023 respectively.

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

December 31, 2025

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

Balance at December 31, 2023	$3,372,686
Total consideration received	1,215,984
Reduction of Property operating expense - affiliates	(811,566)
Balance at December 31, 2024	$3,777,104
Total consideration received	484,810
Reduction of Property operating expense - affiliates	(1,037,660)
Balance at December 31, 2025	$3,224,254

Allowance for Doubtful Accounts

Tenant accounts receivable is reported net of an allowance for doubtful accounts. Management records a general reserve estimate based upon a review of the current status of tenant accounts receivable. It is reasonably possible that management’s estimate of the allowance will change in the future. As of December 31, 2025 and 2024, approximately $46,000 and $55,000, respectively, were recorded to allowance for doubtful accounts, and are included within other assets in the accompanying consolidated balance sheets.

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

December 31, 2025

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

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place leases. We amortize in-place leases on a straight-line basis over 18 months, the estimated average rental period for the leases. As of December 31, 2025 and 2024, the gross amounts allocated to in-place lease intangibles were approximately $9.8 million and $9.5 million, respectively, and accumulated amortization of in-place lease intangibles totaled approximately $9.8 million and $9.5 million, respectively.

Debt Issuance Costs

The net carrying value of costs incurred in connection with obtaining non revolving debt are presented on the consolidated balance sheets as a reduction of the related debt. Debt issuance costs are amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of December 31, 2025 and 2024, accumulated amortization of debt issuance costs related to non revolving debt totaled approximately $0.8 million and $1.1 million, respectively. For the years ended December 31, 2025, 2024 and 2023, we recorded amortization expense of approximately $1.1 million, $1.3 million and $1.5 million, respectively, in debt issuance cost.

Organizational and Offering Costs

Our Advisor may fund organization and offering costs on our behalf. We are required to reimburse our Advisor for such organization and offering costs; provided, however, our Advisor funded, and was not reimbursed for, 1.0% of the gross offering proceeds from the sale of Class W shares towards payment of organization and offering expenses, which we recognized as a capital contribution from our Advisor. Our Advisor must reimburse us within 60 days after the end of the month in which the initial public offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions, dealer manager fees, stockholder servicing fees and dealer manager servicing fees) in excess of 15% of the gross offering proceeds from the Primary Offering. If at any point in time we determine that the total organization and offering costs are expected to exceed 15% of the gross proceeds anticipated to be received from the Primary Offering, we will recognize such excess as a capital contribution from our Advisor. As of December 31, 2025, organization and offering costs from the Primary Offering were less than 15% of gross proceeds from the Primary Offering. Offering costs are recorded as an offset to additional paid-in capital, and organization costs are recorded as an expense.

In connection with our Private Offering, our Former Dealer Manager received a sales commission of up to 6.0% of gross proceeds from sales in the Private Offering and a dealer manager fee equal to up to 3.0% of gross proceeds from sales in the Private Offering under the terms of the Private Offering Dealer Manager Agreement.

In connection with our Primary Offering, our Former Dealer Manager received a sales commission of up to 6.0% of gross proceeds from sales of Class A shares and up to 3.0% of gross proceeds from the sales of Class T shares and Class Y shares in the Primary Offering and a dealer manager fee up to 3.0% of gross proceeds from sales of Class A shares, Class T

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

shares and Class Y shares in the Primary Offering under the terms of the Dealer Manager Agreement. Our Former Dealer Manager did not receive an upfront sales commission or dealer manager fee from the sales of Class W shares or Class Z shares in the Primary Offering; however, we and/or our Sponsor paid to our Former Dealer Manager dealer manager support in the amount of 1.5% of the gross offering proceeds of the Class W shares and Class Z shares sold in the Primary Offering for payment of wholesaler commissions and other wholesaler expenses associated with the sales of the Class W shares and Class Z shares. In addition, our Former Dealer Manager received an ongoing stockholder servicing fee that was payable monthly and accrued daily in an amount equal to 1/365th of 1% of the purchase price per share of the Class T shares and Class Y shares sold in the Primary Offering. Our Former Dealer Manager also received an ongoing dealer manager servicing fee that was payable monthly and accrued daily in an amount equal to 1/365th of 0.5% of the purchase price per share of the Class W shares and Class Z shares sold in the Primary Offering. Pursuant to the Dealer Manager Agreement, we were to cease paying the stockholder servicing fee with respect to the Class T shares and Class Y shares sold in the Primary Offering at the earlier of (i) the date we listed our shares on a national securities exchange, merged or consolidated with or into another entity, or sold or disposed of all or substantially all of our assets, (ii) the date at which the aggregate underwriting compensation from all sources equaled 10% of the gross proceeds from the sale of Class A shares, Class T shares, Class Y shares, Class W shares and Class Z shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our distribution reinvestment plan), which calculation was to be made by us with the assistance of our Former Dealer Manager commencing after the termination of our Primary Offering; (iii) with respect to a particular Class T share and Class Y share, the third anniversary of the issuance of such share; and (iv) the date that such Class T share or Class Y share is redeemed or is no longer outstanding. Additionally, we were to cease paying the dealer manager servicing fee with respect to the Class W share and Class Z share sold in the Primary Offering at the earlier of (i) the date we listed our shares on a national securities exchange, merged or consolidated with or into another entity, or sold or disposed of all or substantially all of our assets, (ii) the date at which the aggregate underwriting compensation from all sources equaled 10% of the gross proceeds from the sale of Class A shares, Class T shares, Class Y shares, Class W shares and Class Z shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our distribution reinvestment plan), which calculation was to be made by us with the assistance of our Former Dealer Manager commencing after the termination of our Primary Offering; (iii) the end of the month in which the aggregate underwriting compensation paid in our Primary Offering with respect to Class W shares and Class Z shares, comprised of the dealer manager servicing fees and dealer manager support, equaled 9.0% of the gross proceeds from the sale of Class W shares and Class Z shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our distribution reinvestment plan), which calculation was to be made by us with the assistance of our Former Dealer Manager commencing after the termination of our Primary Offering, and (iv) the date that such Class W share or Class Z share is redeemed or is no longer outstanding. However, in June 2025, our Former Dealer Manager ceased operations; accordingly, we ceased paying the dealer manager servicing fees previously due to our Former Dealer Manager and during 2025, we reduced the dealer manager servicing fee payable included in Accounts Payable and Accrued Liabilities and the related offering cost included in Additional Paid In Capital totaling approximately $950,000.

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

Our Advisor may fund organization and offering costs on our behalf in connection with the Series E Preferred Offering. We are required to reimburse our Advisor for such organization and offering costs.

Redeemable Common Stock

We adopted a share redemption program that will enable stockholders to sell their shares to us in limited circumstances.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

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

For the year ended December 31, 2025, we received redemption requests totaling approximately $3.9 million. Approximately $3.7 million was fulfilled in during the year ended December 31, 2025 and the remaining approximately $0.2 million was included in accounts payable and accrued liabilities as of December 31, 2025, and fulfilled in January 2026. For the year ended December 31, 2024, we received redemption requests totaling approximately $2.2 million. Approximately $1.8 million was fulfilled in during the year ended December 31, 2024 and the remaining approximately $0.4 million was included in accounts payable and accrued liabilities as of December 31, 2024, and fulfilled in January 2025. For the year ended December 31, 2023, we received redemption requests totaling approximately $0.5 million. Approximately $0.4 million was fulfilled in during the year ended December 31, 2023 and the remaining approximately $0.1 million was included in accounts payable and accrued liabilities as of December 31, 2023, and fulfilled in January 2024.

Series A Preferred Equity in our Operating Partnership

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

On May 2, 2023, the Series A Preferred Investor waived the two year lock out clause on redemptions and the Operating Partnership redeemed all $15 million in Preferred Units and unpaid preferred distributions.

Series B Preferred Equity

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

December 31, 2025

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

The table below summarizes our fixed rate notes payable at December 31, 2025, we had no fixed rate notes payable outstanding at December 31, 2024. The estimated fair value of financial instruments is subjective in nature and are dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of our fixed and variable rate notes payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. These assumptions are considered level 2 inputs within the fair value hierarchy. The use of

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. As of December 31, 2025 and 2024, we believe the fair value of our variable rate debt are reasonably estimated at their notional amounts as there have been minimal changes to the fixed spread portion of interest rates for similar loans observed in the market, and as the variable portion of our interest rates fluctuate with the associated market indices.

	December 31, 2025		December 31, 2024
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Secured Debt	$129,200,000	$129,341,800	$-	$-

As of December 31, 2025 and 2024, we held interest rate cash flow hedges and foreign currency net investment hedges to hedge our interest rate and foreign currency exposure (See Notes 5 – Debt and 6 – Derivative Instruments). The valuation of these instruments were determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. The analyses reflect the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including interest rate curves, foreign exchange rates and implied volatilities as applicable. The fair value of the interest rate swaps and cap agreements were determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash payments. Our fair values of our net investment hedges are based primarily on the change in the spot rate at the end of the period as compared with the strike price at inception.

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

Although we had determined that the majority of the inputs used to value our hedges were within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our hedges utilized Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, through December 31, 2025, we had assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our hedge positions and determined that the credit valuation adjustment was not significant to the overall valuation of our hedge. As a result, we determined that our hedge valuation in its entirety was classified in Level 2 of the fair value hierarchy.

The table below presents the Company's assets and liabilities measured at fair value on a recurring basis as of December 31, 2025, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets - interest rate hedges	$—	$1,563,065	$—
Accounts payable and accrued liabilities - interest rate hedges	$—	$496,702	$—

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

December 31, 2025

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

As of December 31, 2025, and 2024, the Company had no recorded income tax expense / (benefit) nor did the company pay any income taxes. The Company recorded a full valuation allowance against its deferred tax assets of approximately $9.7 million and $6.7 million for the year-ended December 31, 2025 and 2024, respectively. The net change in the total valuation allowance was an increase of $3.0 million in 2025 and an increase of $3.9 million in 2024.

The domestic and international components of loss before income taxes are presented for the years ended December 31, 2025, 2024, and 2023:

	For the year ended December 31,
	2025	2024	2023
Domestic	$(15,616,410)	$(21,330,680)	$(19,348,319)
Foreign	(8,383,384)	(14,247,387)	(13,589,746)
Loss before income taxes	$(23,999,794)	$(35,578,067)	$(32,938,065)

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

We did not pay any federal, state, or local income taxes for the years ended December 31, 2025, 2024, and 2023.

Income tax expense (benefit) is reconciled to the hypothetical amounts computed at the U.S. federal statutory income tax rate for the years ended December 31, 2025, 2024, and 2023:

	December 31, 2025	Rate
Expected tax at statutory rate	(5,039,957)	21.0%
Non-taxable REIT (income) loss	3,310,797	-13.8%
Foreign Tax Affect
Canadian rate differential	(461,086)	1.9%
Change in Valuation Allowance	2,658,480	-11.1%
Other adjustments	(436,883)	1.9%
Other	(31,351)	0.1%
Total provision	—	0.0%

	December 31, 2024	Rate
Expected tax at statutory rate	(7,471,394)	21.0%
Non-taxable REIT (income) loss	4,452,671	-12.5%
Change in valuation allowance	3,857,555	-10.9%
Other	(838,832)	2.4%
Total provision	—	0.0%

	December 31, 2023	Rate
Expected tax at statutory rate	(6,916,994)	21.0%
Non-taxable REIT (income) loss	4,057,517	-12.3%
Change in valuation allowance	2,853,603	-8.7%
Other	5,874	0.0%
Total provision	—	0.0%

The major sources of temporary differences that give rise to the deferred tax effects are shown below:

	December 31, 2025	December 31, 2024
Deferred tax asset:
Canadian interest expense limitation	$4,127,546	$2,212,174
Canadian carryforward capital losses	8,778,327	7,091,216
Canadian real estate	241,259	229,864
Total deferred tax asset	13,147,132	9,533,254
Deferred tax liabilities:
Canadian real estate	(3,452,403)	(2,822,096)
Total deferred tax liabilities	(3,452,403)	(2,822,096)

Valuation allowance	(9,694,729)	(6,711,158)

Net deferred tax liabilities	$—	$—

Uncertain tax positions may arise where tax laws may allow for alternative interpretations or where the timing of recognition of income is subject to judgment. Under ASC Topic 740, tax positions are evaluated for recognition using a more–likely–than–not threshold, and those tax positions requiring recognition are measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of December 31, 2025 and 2024, the Company had no uncertain tax positions. As of

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

December 31, 2025 and 2024, the Company had no interest or penalties related to uncertain tax positions. Income taxes payable are classified within accounts payable and accrued liabilities in the consolidated balance sheets. The tax year 2022 through 2024 remains open to examination by the major taxing jurisdictions to which we are subject.

The Canadian non-capital losses expire between 2042 and 2044, and the non-deductible interest expense carry-forwards have no expiration. As of December 31, 2025 and 2024, we had Canadian non-capital loss carry forwards of approximately $33.2 million and $26.3 million, respectively. As of December 31, 2025 and 2024, we had a valuation allowance of approximately $9.7 million and $6.7 million, respectively, related to non-capital loss carry-forwards, non-deductible interest expense carry-forwards, and basis differences at certain of our Canadian properties.

Recent Tax Legislation

Effective July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. Certain provisions of OBBBA modified U.S. tax law and impact us and our shareholders. Among other changes, this legislation (i) permanently extended the 20% deduction for “qualified REIT dividends” for individuals and other non-corporate taxpayers under Section 199A of the Code, (ii) permanently reinstated 100% bonus depreciation for certain property acquired after January 19, 2025, (iii) increased the percentage limit under the REIT asset test applicable to taxable REIT subsidiaries from 20% to 25% for taxable years beginning after December 31, 2025, and (iv) increases the base on which the 30% interest deduction limit under Section 163(j) of the Code applies by excluding depreciation, amortization and depletion from the definition of “adjusted taxable income” for taxable years beginning after December 31, 2024. The provision of OBBBA did not have a material impact to our Consolidated Financial Statements.

Concentration

No single self storage customer represents a significant concentration of our revenues. For the year ended December 31, 2025, approximately 49%, 15%, and 12% of our rental income was concentrated in the Greater Toronto Area of Canada, Arizona and Florida, respectively. Our properties within the aforementioned geographic areas are dispersed therein, operating in multiple different regions and sub-markets.

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

The following table presents the unconverted Series B Convertible Preferred Stock and unvested restricted stock awards, that were excluded from the computation of diluted earnings per share above as their effect would have been antidilutive for the respective periods, and was calculated using the treasury stock or if-converted method, as applicable:

	For the year ended December 31,
	2025	2024	2023
	Equivalent Shares (if converted)	Equivalent Shares (if converted)	Equivalent Shares (if converted)
Series B Convertible Preferred Stock	13,636,364	13,636,364	13,636,364
Unvested restricted stock awards	11,875	8,832	9,375
	13,648,239	13,645,196	13,645,739

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

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

Recently Adopted Accounting Guidance

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740).” The guidance in ASU 2023-09 was issued to provide investors with information to better assess how an entity’s operations and related tax risks, tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The amendment became effective for fiscal years beginning after December 15, 2024. Accordingly, we adopted this amendment during the year ended December 31, 2025 with no material impact on our consolidated financial statements. Such disclosures have been presented prospectively, in accordance with ASU 2023-09.

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

Note 3. Real Estate Facilities

The following summarizes the activity in real estate facilities during the years ended December 31, 2025 and 2024:

Real estate facilities
Balance at December 31, 2023	514,006,885
Improvements and additions	7,898,421
Impact of foreign exchange rate changes	(23,613,326)
Balance at December 31, 2024	498,291,980
Improvements and additions	608,881
Impact of foreign exchange rate changes	13,612,646
Balance at December 31, 2025	$512,513,507
Accumulated depreciation
Balance at December 31, 2023	(15,660,337)
Depreciation expense	(12,680,596)
Impact of foreign exchange rate changes	695,763
Balance at December 31, 2024	(27,645,170)
Depreciation expense	(12,748,427)
Impact of foreign exchange rate changes	(653,876)
Balance at December 31, 2025	$(41,047,473)

There were no acquisitions during the year ended December 31, 2025 and 2024.

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

For the years ended December 31, 2025 and 2024, we recorded net aggregate loss of approximately $2.1 million and none, respectively, from our equity in loss related to our unconsolidated real estate venture.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

The Company's investments in unconsolidated real estate ventures are summarized as follows:

					Carrying Value of Investment
	Location	Date Real Estate Venture Acquired Land	Date Real Estate Venture Became Operational	Equity Ownership %	December 31, 2025	December 31, 2024
Toronto (1)	Toronto, Ontario	April 2021	June 2025	50%	$4,160,699	$3,708,283
Toronto II (1)	Toronto, Ontario	December 2021	April 2025	50%	5,254,183	5,413,629
Dorval (1)	Dorval, Quebec	February 2023	June 2025	50%	3,106,052	2,569,669
Hamilton (1)	Hamilton, Ontario	November 2023	October 2024	50%	2,131,495	2,459,972
Montreal	Montreal, Quebec	January 2024	Under development	50%	9,860,516	4,055,582
					$24,512,945	$18,207,135
(1)
As of December 31, 2025, these four JV Properties were encumbered by first mortgages pursuant to the SmartCentres Financing (defined below).

SmartCentres Financing

On August 30, 2024, we and SmartCentres, through the Toronto, Toronto II, Dorval and Hamilton joint venture partnerships (the "JV Properties”), entered into a master mortgage commitment agreement (the “MMCA”) with SmartCentres Storage Finance LP (the “SmartCentres Lender”) (collectively, the “SmartCentres Financing”). The SmartCentres Lender is an affiliate of SmartCentres. The initial maximum amount available under the loan is CAD $95.5 million and contains an accordion feature such that borrowings may be increased to CAD $120.0 million, subject to certain conditions set forth in the MMCA. The proceeds of the SmartCentres Financing will be used to finance the development and construction of self storage facilities on the JV Properties. On September 3, 2024, the JV Properties drew approximately CAD $46.3 million on the SmartCentres Financing and distributed approximately CAD $21.8 million to each partner. As of December 31, 2025, approximately CAD $90.7 million was outstanding on the SmartCentres Financing.

The SmartCentres Financing is secured by first mortgages on each of the JV Properties. Interest on the SmartCentres Financing is a variable annual rate equal to the aggregate of: (i) the Adjusted Daily Compounded Canadian Overnight Repo Rate Average ("CORRA"), plus: (ii) an adjusted Daily Compounded CORRA adjustment of approximately 0.30%, plus (iii) a margin based on the External Credit Rating, plus (iv) a margin under the Senior Credit Facility, each as defined and described further in the MMCA. As of December 31, 2025, the total interest rate was approximately 5.24%.

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

On February 19, 2026, the JV Properties amended the SmartCentres Financing to: (i) extend the maturity date by one-year until May 11, 2027; (ii) added the Montreal Property as borrower under the SmartCentres Financing, and (iii) drew approximately CAD $17.5 million for a total outstanding balance of CAD $109.1 million. Subsequent to the draw, the JV Properties distributed approximately CAD $8.7 million to each partner.

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

Note 5. Debt

The Company’s secured debt is summarized as follows:

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

Debt	December 31, 2025	December 31, 2024	Interest Rate	Maturity Date
Huntington Credit Facility(1)	$86,937,660	$107,574,000	6.30%	11/30/2027
National Bank of Canada - Burlington Loan(2)	—	10,445,935	N/A	N/A
National Bank of Canada - Cambridge Loan(3)	—	9,663,950	N/A	N/A
National Bank of Canada - North York Loan(4)	—	16,754,775	N/A	N/A
Bank of Montreal Loan (5)	—	15,044,513	N/A	N/A
First National Loan(6)	—	6,125,639	N/A	N/A
National Bank of Canada - Ontario Loan(7)	—	86,428,202	N/A	N/A
National Bank of Canada - Four Property Loan(8)	45,960,783	—	4.85%	1/8/2028
Skymar - Vancouver	13,000,000	—	7.55%	4/1/2030
Meridian Loan(9)	7,617,239	—	5.95%	1/31/2028
QuadReal - Seven Property Loan(10)	107,221,800	—	5.59%	4/1/2030
Skymar - Bradenton	9,120,000	—	7.50%	4/1/2030
SmartStop Bridge Loan	25,000,000	23,000,000	7.87%	6/30/2027
Debt issuance costs, net	(1,949,228)	(980,658)
Total Debt	$292,908,254	$274,056,356

(1)
As of December 31, 2025, this variable rate loan encumbers 11 properties (Phoenix I, Las Vegas, Phoenix II, Surprise, Apopka, Portland, Newark, Levittown, Chandler, St. Johns and Oxford). We entered into interest rate swap agreement that fixes SOFR at 2.29% until the maturity of the loan.
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
(8)
This variable rate loan encumbers four properties (Burlington, Cambridge, North York and Edmonton) and the amount shown above is in USD based on the foreign exchange rate in effect as of December 31, 2025. We entered into an interest rate swap agreement that fixes CORRA at 3.03% until the maturity of the loan.
(9)
This variable rate loan encumbers our Etobicoke, ONT development property and the amount shown above is in USD based on the foreign exchange rate in effect as of December 31, 2025.
(10)
This fixed rate loan encumbers seven properties (Mississauga, Mississauga II, Burlington II, Hamilton, Vancouver, Woodbridge and Toronto) and the amount shown above is in USD based on the foreign exchange rate in effect as of December 31, 2025.

The weighted average interest rate on our consolidated debt, excluding the impact of our interest rate hedging activities, as of December 31, 2025 was approximately 6.03%.

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

December 31, 2025

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

December 31, 2025

On March 18, 2025, in connection with entering into the Skymar — Bradenton Loan, we paid down the Huntington Credit Facility by approximately $9.1 million and released the Bradenton property in accordance with the release provisions of the loan agreement.

The Huntington Credit Facility is a term loan that has a maturity date of November 30, 2027. Payments due under the Huntington Credit Facility are interest-only during the initial term of the loan and payments of principal and interest, thereafter. In connection with the release of the Vancouver, WA and Bradenton properties, we amended the SOFR interest rate swap agreement entered on November 15, 2024 to change the notional amount to approximately $87.1 million.

On December 23, 2025, we terminated the SOFR Huntington Credit Facility swap entered on November 15, 2024 and entered into a new interest rate swap agreement with a notional amount of approximately $86.9 million, whereby SOFR is swapped at 2.29% through the maturity of the Huntington Credit Facility.

The amounts outstanding under the Huntington Credit Facility bear interest at a variable rate equal to the 1 month Term SOFR plus 2.61%, adjusted monthly, with a floor of 3.25%. As of December 31, 2025, the interest rate excluding the impact of our interest rate hedging activities on the Huntington Credit Facility was 6.30%. The loan may be prepaid in whole or in part, without penalty or premium, at any time, subject to certain conditions as set forth in the Credit Agreement.

The Credit Agreement contains certain customary representations and warranties, affirmative, negative and financial covenants, borrowing conditions, and events of default. We serve as a limited recourse guarantor with respect to the Huntington Credit Facility. In particular, the financial covenants include a minimum debt service coverage ratio and minimum net worth and liquid assets requirements applicable to us and our Operating Partnership as guarantors. As of December 31, 2025, we were in compliance with all such covenants.

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

December 31, 2025

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

On June 28, 2024, we amended the SmartStop Bridge Loan (the “SmartStop Bridge Loan Amendment”) to (i) increase the maximum borrowing capacity of the loan from $15.0 million to $25.0 million; and (ii) extend the maturity date by one-year until December 31, 2025. On July 29, 2024, we drew $8.0 million pursuant to the SmartStop Bridge Loan. On July 29, 2025, we drew $2.0 million pursuant to the SmartStop Bridge Loan. As of December 31, 2025, we had no available capacity on the SmartStop Bridge Loan. On December 22, 2025, we further amended the SmartStop Bridge Loan (the “Second SmartStop Bridge Loan Amendment”) to (i) extend the maturity date to June 30, 2027 and (ii) reduce the interest rate to SOFR plus 3.50% effective January 1, 2026.

As of December 31, 2025, the interest rate on the SmartStop Bridge Loan was 7.87%. Payments under the SmartStop Bridge Loan are interest-only and payable monthly. The SmartStop Bridge Loan may be prepaid either in whole or in part, at any time, without penalty or premium.

The SmartStop Bridge Loan contains customary affirmative and negative covenants, agreements, representations, warranties and borrowing conditions, and events of default. As of December 31, 2025, we were in compliance with all such covenants.

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

December 31, 2025

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

On March 7, 2025, in connection with entering into the QuadReal — Seven Property Loan, the Bank of Montreal Loan was repaid in full and terminated without fees or penalties. On March 10, 2025, we settled the CORRA interest rate swap agreement.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

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

National Bank of Canada — Four Property Loan

On January 8, 2025, we, through certain wholly-owned subsidiaries of our operating partnership, entered into a CAD $64.0 million financing with National Bank of Canada (the “National Bank of Canada — Four Property Loan”). The National Bank of Canada — Four Property Loan is secured by first mortgages on each of our three properties in the Greater Toronto Area of Ontario, Canada and our property in Edmonton, Alberta, Canada. The proceeds of the National Bank of Canada — Four Property Loan were primarily used to repay the National Bank of Canada - Burlington Loan, National Bank of Canada - Cambridge Loan, First National Loan and National Bank of Canada – North York Loan.

Pursuant to the loan agreement for the National Bank of Canada — Four Property Loan (the “Four Property Loan Agreement”), amounts outstanding under the National Bank of Canada — Four Property Loan bear an interest rate equal to CORRA, plus a CORRA adjustment of approximately 0.30%, plus 2.25%. In addition, we entered into an interest rate swap agreement with a notional amount of CAD $64.0 million, whereby CORRA is fixed at approximately 3.03% that fixes the all in interest rate at 5.58% through the maturity of the National Bank of Canada — Four Property Loan. As of December 31, 2025, the interest rate excluding the impact of our interest rate hedging activities on the National Bank of Canada — Four

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

Property Loan was 4.85%. The National Bank of Canada — Four Property Loan has an initial term of three years, maturing on January 8, 2028. Payments under the National Bank of Canada — Four Property Loan consist of both principal and interest, calculated using a 25-year amortization, and are payable monthly.

The Four Property Loan Agreement contains a modified debt service coverage ratio and customary affirmative, negative, and financial covenants, an interest reserve requirement, agreements, representations, warranties and borrowing conditions, and events of default, all as set forth in the Four Property Loan Agreement. We serve as a full recourse guarantor with respect to the National Bank of Canada — Four Property Loan. As of December 31, 2025, we were in compliance with all such covenants.

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

Pursuant to the loan agreement for the Skymar - Vancouver Loan (the “Skymar Vancouver Loan Agreement”), amount outstanding under the Skymar - Vancouver Loan bears interest at an annual fixed rate equal to 7.55%. The Skymar — Vancouver Loan has a maturity date of April 1, 2030. Payments under the Skymar — Vancouver Loan are payable monthly and are interest-only until April 1, 2027 and are principal and interest thereafter. The Skymar — Vancouver Loan may be prepaid in whole, but not in part, at any time, subject to certain conditions as set forth in the Skymar Vancouver Loan Agreement. The loan documents contain agreements; representations; warranties and borrowing conditions; reserve requirements and events of default all as set forth in such loan documents. In addition, and pursuant to the terms of the limited recourse guaranty, we serve as a non-recourse guarantor with respect to the Skymar - Vancouver Loan. As of December 31, 2025, we were in compliance with all such covenants.

Meridian Financing

On March 6, 2025, we, through an indirect, wholly-owned special purpose entity, entered into a credit agreement with Meridian Credit Union Limited (the “Meridian Credit Agreement”) with a maximum borrowing capacity of approximately CAD $16.0 million (the "Meridian Loan"). At close, we borrowed approximately CAD $2.1 million. The Meridian Loan is secured by a first mortgage on our development property in Etobicoke, Ontario Canada (the "Etobicoke Property"). The proceeds of the Meridian Loan will be used to fund development of a self storage facility on the Etobicoke Property. As of December 31, 2025, we had approximately CAD $10.4 million outstanding and approximately CAD $5.6 million of available capacity.

Pursuant to the Meridian Credit Agreement, amounts outstanding under the Meridian Loan bear interest at an annual rate equal to the Canada Prime Rate plus 1.50%, subject to a minimum all-in floor rate of 6.70% per annum. The Meridian Loan has an initial term of three years, maturing on March 5, 2028, with two six-month extension options. Payments under the Meridian Loan are interest-only and are capitalized to the outstanding principal balance until the maximum borrowing capacity has been reached.

On August 19, 2025, we modified the Meridian Credit Agreement and reduced the minimum all-in floor rate to 5.20% per annum. As of December 31, 2025, the interest rate on the Meridian Loan was 5.95%.

The Meridian Credit Agreement contains customary affirmative, negative, and financial covenants, agreements, representations, warranties and borrowing conditions, and events of default. We serve as a full recourse guarantor with respect to the Meridian Loan. As of December 31, 2025, we were in compliance with all such covenants.

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

December 31, 2025

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

The QuadReal - Seven Property Loan Agreement also contains customary affirmative, negative, and financial covenants, agreements, representations, warranties and borrowing conditions, and events of default, all as set forth in the QuadReal - Seven Property Loan Agreement. We serve as a non-recourse guarantor with respect to the QuadReal — Seven Property Loan. In addition, we provided the lenders with a debt service guarantee. However, the debt service guarantee may be terminated early based on achieving two consecutive fiscal quarters at a specific debt service ratio of not less than 1.1 to 1.0, as described in the QuadReal — Seven Property Loan Agreement. As of December 31, 2025, we were in compliance with all such covenants.

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

Pursuant to the loan agreement for the Skymar Bradenton Loan (the "Skymar Bradenton Loan Agreement"), amounts outstanding under the Skymar - Bradenton Loan bear interest at an annual fixed rate equal to 7.50%. The Skymar - Bradenton Loan has a maturity date of April 1, 2030. Payments under the Skymar - Bradenton Loan are payable monthly and are interest-only until April 1, 2027 and are principal and interest thereafter. The Skymar - Bradenton Loan may be prepaid in whole, but not in part, at any time, subject to certain conditions as set forth in the Skymar - Bradenton Loan Agreement. The loan documents contain agreements; representations; warranties and borrowing conditions; reserve requirements and events of default all as set forth in such loan documents. In addition, and pursuant to the terms of the limited recourse guaranty, we serve as a non-recourse guarantor with respect to the Skymar - Bradenton Loan. As of December 31, 2025, we were in compliance with all such covenants.

The following table presents the future principal payment requirements on our outstanding secured debt as of December 31, 2025:

2026	2,603,665
2027	111,426,803
2028	51,969,546
2029	326,349
2030	128,531,119
Total payments	294,857,482
Debt issuance costs, net	(1,949,228)
Total	$292,908,254

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

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

For derivatives designated as net investment hedges for GAAP purposes, the changes in the fair value of the derivatives are reported in accumulated other comprehensive income. Amounts are reclassified out of accumulated other comprehensive income (loss) into earnings when the hedged net investment is either sold or substantially liquidated. The change in the value of the designated portion of our settled and unsettled foreign currency hedges is recorded net in foreign currency hedge contract in our consolidated statements of comprehensive loss in the related period.

The change in the value of the portion of our settled and unsettled foreign currency hedge that is not designated for hedge accounting for GAAP is recorded in Foreign currency adjustment within our consolidated statements of operations and represented a gain of approximately $3.0 million and loss of approximately $2.2 million for the years ended December 31, 2025 and 2024, respectively.

The following table summarizes the terms of our derivative financial instruments as of December 31, 2025:

	Notional Amount	Strike	Effective Date	Maturity Date
Interest Rate Derivatives:
CORRA Swap - Four Property Loan (1)	$63,011,768	3.03%	January 9, 2025	January 10, 2028
SOFR Swap - Huntington Credit Facility(2)	$86,937,660	2.29%	December 1, 2025	November 30, 2027
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

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

(1)
Notional amounts are denominated in CAD and were designated as a cash flow hedge.
(2)
Notional amount is denominated in USD and approximately $87.1 million was designated as a cash flow hedge.
(3)
Notional amount is denominated in CAD and we elected not to apply hedge accounting.
(4)
Notional amount is denominated in CAD and was partially designated for hedge accounting.
(5)
These interest rate derivatives were terminated during the first quarter of 2025.

The following table presents a gross presentation of the fair value of our derivatives financial instruments as well as their classification on our consolidated balance sheets as of December 31, 2025 and 2024:

	Asset/Liability Derivatives Fair Value
	December 31, 2025	December 31, 2024
Interest Rate Hedges:
Other assets	$1,563,065	$3,219,413
Accounts payable and accrued liabilities	$496,702	$2,448,275
Foreign Currency Hedges:
Other assets	$—	$4,409,134

The following table presents the effects of our derivative financial instruments on our consolidated statements of operations for the periods presented:

	Gain (loss) recognized in OCI for the year ended December 31,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI for the year ended December 31,		Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Type	2025	2024		2025	2024		2025	2024
Interest Rate Swaps	$(1,298,093)	$285,991	Interest Expense	$(96,042)	$1,230,229	Interest Expense	$(304,727)	$2,526
Interest Rate Caps	—	—	Interest Expense	206,604	349,914	Interest Expense	110,805	—
Foreign Currency Put	(1,362,363)	1,106,438	N/A	—	—	N/A	—	—
	$(2,660,456)	$1,392,429		$110,562	$1,580,143		$(193,922)	$2,526

Based upon the forward rates in effect as of December 31, 2025, we estimate that approximately $0.9 million related to our qualifying cash flow hedges will be reclassified to reduce interest expense during the next 12 months.

Note 7. Preferred Equity

Issuance of Preferred Units of Our Operating Partnership

On January 30, 2023, we, the Operating Partnership, and an affiliate of our Sponsor (the “Preferred Investor”) entered into a Series A Cumulative Redeemable Preferred Unit Purchase Agreement (the “Series A Preferred Unit Purchase Agreement”) pursuant to which the Operating Partnership issued and sold to the Preferred Investor, and the Preferred Investor purchased 600,000 Series A Cumulative Redeemable Preferred Units of Limited Partnership Interest (the “Series A Preferred Units”) at a liquidation preference of $25.00 per unit (the “Series A Liquidation Amount”) in consideration for the Preferred Investor making a capital contribution to the Operating Partnership in an amount of $15 million (the “Series A Preferred Investment”). The proceeds of the Preferred Investment were used to partially fund the acquisition of the North York Property. In connection with the Preferred Investment, we paid the Preferred Investor an investment fee equal to $150,000.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

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

Issuance of Series B Preferred Stock of Our Company

On May 1, 2023, we issued $150 million Preferred Shares of our Series B Convertible Preferred Stock pursuant to the “Series B Purchase Agreement”) with Extra Space Storage LP (the “Investor”), a subsidiary of Extra Space Storage Inc. (NYSE: EXR). We paid the Investor an investment fee equal to 0.50% of the aggregate Purchase Price (as defined below) at the closing.

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

December 31, 2025

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

December 31, 2025

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

Amendment to our Operating Partnership Agreement for Series B Convertible Preferred Units

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

As of December 31, 2025 and 2024, there were 150,000 Preferred Shares outstanding with an aggregate liquidation preference of approximately $153.1 million, which consists of $150 million from the initial closing and approximately $3.1 million of accumulated and unpaid distributions.

Issuance of Series D Cumulative Redeemable Preferred Partnership Units

On September 4, 2025, the Preferred Investor, an affiliate of SmartStop, agreed to purchase up to 1,400,000 Series D Preferred Units in consideration for up to $35 million at a price of $25 per unit pursuant to the Series D Preferred Unit Purchase Agreement. As of December 31, 2025, our Operating Partnership has issued all 1.4 million Series D Preferred Units to the Preferred Investor in exchange for $35.0 million pursuant to the Series D Preferred Unit Purchase Agreement. In connection with the Series D Preferred Units, we paid the Preferred Investor an investment fee equal to $350,000.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

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
•
Liquidation Rights: Upon any voluntary or involuntary liquidation, dissolution or winding up of our Operating Partnership, the holders of Series D Preferred Units are entitled to receive a payment equal to $25.00 (the “Liquidation Amount”), plus an amount equal to any accrued and unpaid distributions (whether or not accumulated or authorized and declared) to the date of payment, subject to appropriate adjustment as set forth in Amendment No. 5 to the LPA.
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

As of December 31, 2025, there were 1.4 million Series D Preferred Units outstanding with an aggregate liquidation preference of approximately $35.2 million, which consists of $35 million from the initial closing and approximately $0.2 million of accumulated and unpaid distributions.

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

December 31, 2025

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
•
Optional Redemption by the Company: Upon the earlier of (i) our common stock being listed or admitted to trading on the New York Stock Exchange or another national securities exchange or automated quotation system, or (ii) the third anniversary of the commencement date of the Series E Preferred Offering, we will have the right to redeem all or some portion of the outstanding shares of Series E Preferred Stock at a redemption price equal to 100% of the Liquidation Preference, plus an amount equal to any accrued but unpaid cash dividends thereon. Additionally, upon the occurrence of a change of control, we will have the right to redeem all or some portion of the outstanding shares of Series E Preferred Stock, on a date that we specify prior to the closing of such change of control, in cash at a redemption price equal to 100% of the Liquidation Preference, plus an amount equal to any accrued but unpaid cash dividends thereon.
•
Voting Rights: The holders of Series E Preferred Stock are not entitled to vote on any matter submitted to a vote of our stockholders.

As of December 31, 2025, there were no Series E Preferred Stock outstanding.

Amendment to our Operating Partnership Agreement for Series E Preferred Units

On September 30, 2025, concurrent with our commencement of the Series E Preferred Offering, we and the Operating Partnership entered into Amendment No. 6 to the Operating Partnership Agreement, to create Series E Preferred Units having economic terms and designations, powers, preferences, rights and restrictions that are substantially similar to the Series B Preferred Stock and are summarized below:

Ranking: The Series E Preferred Units will, with respect to distribution rights and rights upon liquidation, dissolution, or winding up of our Operating Partnership, rank: (a) senior to the Common Units, and to all equity securities issued by our Operating Partnership the terms of which provide that such equity securities shall rank junior to such Series E

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

Preferred Units; (b) on a parity with all equity securities issued by the operating partnership other than those referred to in clauses (a) and (c); and (c) junior to all equity securities issued by the operating partnership the terms of which provide that such equity securities shall rank senior to the Series E Preferred Units, including the Series B Convertible Preferred Units and the Series D Preferred Units. The term “equity securities” shall not include convertible debt securities.

Distribution Rights: Subject to the preferential rights of the holders of Senior Units, the holders of Series E Preferred Units are entitled to receive, when, as and if authorized by us or our Operating Partnership and declared by us out of legally available funds, cumulative cash distributions on each unit of Series E Preferred Units at an annual rate of 8.0% per annum (each, a “Series E Cash Distribution”). We expect Series E Cash Distributions will be authorized and declared on a monthly basis, payable monthly on the 12th day of each month (or if such payment date is not a business day, on the immediately succeeding business day, with the same force and effect as if made on such date) to holders of record on the 25th day of the prior month (or if such record date is not a business day, on the immediately preceding business day, with the same force and effect as if made on such date), unless our results of operations, our general financing conditions, general economic conditions, applicable provisions of Maryland law or other factors make it imprudent to do so or we are contractually unable to or our governing documents prevent us from doing so. All distributions payable on the Series E Preferred Units will accrue and be paid on the basis of a 360-day year consisting of twelve 30-day months.

Liquidation Rights: Upon any voluntary or involuntary liquidation, dissolution or winding up of our Operating Partnership, before any distribution or payment to holders of common units or any Junior Units and after any distribution to Senior Units, the holders of Series E Preferred Units will be entitled to receive a payment equal to $10.00, subject to appropriate adjustment in relation to any recapitalizations, unit distribution, unit splits, unit combinations, reclassifications or other similar events which affect the Series E Preferred Units, plus an amount equal to accrued but unpaid cash distributions thereon, if any, to but not including the date of payment, pari passu with the holders of units of any other class or series of Parity Units.

Redemptions; Repurchases: In connection with any redemption of shares of Series E Preferred Stock, our Operating Partnership shall redeem, on the date of such redemption, an equal number Series E Preferred Units in exchange for an amount of cash equal to the amount of cash, if any, paid to redeem the shares of Series E Preferred Stock.

Note 8. Segment Disclosures

Our business is composed of one reportable segment: self storage operations. Within our self storage operations segment, as of December 31, 2025 and 2024, approximately $293.4 million and $278.2 million, respectively, of our assets relate to our operations in Canada. For the years ended December 31, 2025, 2024 and 2023 approximately $17.0 million, approximately $15.4 million and $8.8 million, respectively, of our revenues in the self storage segment related to our operations in Canada.

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

The following tables summarize information for the reportable segments for the years ended December 31, 2025, 2024 and 2023:

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

	Year Ended December 31,
	2025	2024	2023
Revenues:
Self storage rental revenue	$30,524,132	$28,054,695	$20,990,999
Ancillary operating revenue	194,469	183,838	169,065
Total revenues	30,718,601	28,238,533	21,160,064
Operating expenses:
Property operating expenses
Property taxes	3,532,786	3,458,318	2,843,844
Payroll	2,438,782	2,374,917	1,982,882
Advertising	959,936	1,037,162	1,014,680
Repairs & maintenance	1,113,320	924,355	702,136
Utilities	1,209,426	1,063,451	911,251
Property insurance	568,846	598,131	394,272
Administrative and professional	1,682,571	1,560,260	1,341,823
Total property operating expenses	11,505,667	11,016,594	9,190,888
Other operating expenses:
Property operating expenses – affiliates	5,236,834	5,130,574	4,625,560
General and administrative	6,192,386	5,832,673	5,290,049
Depreciation	12,853,148	12,762,435	10,542,315
Intangible amortization expense	—	3,038,119	4,437,083
Acquisition expenses	739,585	777,255	1,601,971
Total other operating expenses	25,021,953	27,541,056	26,496,978
Operating loss:	(5,809,019)	(10,319,117)	(14,527,802)
Other income (expense):
Interest expense	(16,787,056)	(18,049,353)	(16,104,501)
Interest expense – debt issuance costs	(1,050,329)	(1,278,578)	(1,499,924)
Derivative fair value adjustment	(531,449)	184,425	(1,881,402)
Other income (expense)	117,258	397,743	546,615
Equity in loss of unconsolidated real estate ventures	(2,114,897)	—	—
Foreign currency adjustment	2,175,698	(6,513,187)	528,949
Net loss	$(23,999,794)	$(35,578,067)	$(32,938,065)

Note 9. Related Party Transactions

Fees to Affiliates

Our Advisory Agreement and our Private Offering Managing Dealer Agreement entitle our Advisor and Orchard to specified fees upon the provision of certain services with regard to the Private Offering and investment of funds in real estate properties, among other services, as well as reimbursement for organization and offering costs incurred by our Advisor on our behalf and reimbursement of certain costs and expenses incurred by our Advisor in providing services to us.

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

Organization and Offering Costs

Organization and offering costs of the Private Offering paid by our Advisor on our behalf will be reimbursed to our Advisor. In addition, organization and offering costs of the Public Offering have been paid and will continue to be paid by our Advisor on our behalf and will be reimbursed to our Advisor; provided, however, that our Advisor funded, and was not reimbursed for, 1.0% of the gross offering proceeds from the sale of Class W shares towards payment of organization and offering expenses. Organization and offering costs consist of all expenses (other than sales commissions, the dealer manager

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

fee, stockholder servicing fees and dealer manager servicing fees) to be paid by us in connection with the Private Offering and Public Offering, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable organization and offering expenses, including, but not limited to, (i) amounts to reimburse our Advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of our Advisor and its affiliates in connection with registering and marketing our shares; (ii) technology costs associated with the Private Offering and Public Offering; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses. Our Advisor will be required to reimburse us within 60 days after the end of the month which the Public Offering terminates to the extent we paid or reimbursed organization and offering costs (including sales commissions, dealer manager fees, stockholder servicing fees, and dealer manager servicing fees) in excess of 15% of the gross offering proceeds from the Primary Offering. As of December 31, 2025, organization and offering costs from the Primary Offering were less than 15% of gross proceeds from the Primary Offering.

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

Our Advisory Agreement provides for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us. Beginning four fiscal quarters after commencement of the Public Offering, pursuant to our Advisory Agreement, our Advisor is required to pay or reimburse us the amount by which our aggregate annual operating expenses, as defined, exceed the greater of 2% of our average invested assets or 25% of our net income, as defined, unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For any fiscal quarter for which total operating expenses for the 12 months then ended exceed the limitation, we will disclose this fact in our next quarterly report or within 60 days of the end of that quarter and send a written disclosure of this fact to our stockholders. In each case the disclosure will include an explanation of the factors that the independent directors considered in arriving at the conclusion that the excess expenses were justified. As of December 31, 2025, our aggregate annual operating expenses, as defined, did not exceed the threshold described above.

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

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

In consideration for our Sponsor providing the funding for the front-end sales load and the cash to cover the dilution from the stock dividends described above and in Note 1 - Organization, our Operating Partnership was obligated to issue a number of Series C Units of limited partnership interest in our Operating Partnership to our Sponsor equal to the dollar amount of such funding divided by the then-current offering price (initially $9.30 per share and $10.00 per share from November 1, 2023 through termination of our Primary Offering on May 30, 2025) for the Class Y and Class Z shares sold in our Public Offering. Pursuant to the sponsor funding agreement by and among us, our Operating Partnership, and our Sponsor, our Sponsor reimbursed us monthly for the applicable front end sales load it agreed to fund, and our Operating Partnership issued the Series C Units on a monthly basis, upon such reimbursement. In connection with the foregoing, we and our Operating Partnership entered into Amendment No. 3 to the Operating Partnership Agreement (“Amendment No. 3”) to establish Series C Subordinated Convertible Units of limited partnership interest in our Operating Partnership. Amendment No. 3 sets forth the key terms of the Series C Units, which are summarized below.

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

December 31, 2025

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

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the years ended December 31, 2024 and 2025, as well as any related amounts payable, which are included in due to affiliates in the accompanying consolidated balance sheets as of December 31, 2024 and 2025:

	Year Ended December 31, 2024			Year Ended December 31, 2025
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Operating expenses (including organizational costs)	$12,220,370	$7,066,191	$9,299,781	$9,059,444	$15,589,065	$2,770,160
Asset management fees	4,253,616	2,458,196	2,448,348	4,402,526	5,714,373	1,136,501
Property management fees	1,688,524	798,536	1,150,689	1,871,969	2,404,038	618,620
Acquisition expenses (1)	589,216	146,146	978,373	388,834	1,217,631	149,576
Capitalized
Acquisition related (2)	113,259	452,694	—	—	—	—
Preferred Equity
Offering Costs	—	—	—	350,000	350,000	—
Total	$18,864,985	$10,921,763	$13,877,191	$16,072,773	$25,275,107	$4,674,857

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

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

In order to protect the interest of the Property Manager in receiving these revenues in light of the fact that we control the properties and, hence, the ability of the Property Manager to receive such revenues, we and an affiliate of our Property Manager agreed to transfer our respective rights in such revenue to a joint venture entity owned 0.1% by our TRS subsidiary and 99.9% by our Property Manager’s affiliate (the “PM Affiliate”). Under the terms of the operating agreement of the joint venture entity, dated March 8, 2021 (the “JV Agreement”), our TRS receives 0.1% of the net revenues generated from such Tenant Programs and the PM Affiliate receives the other 99.9% of such net revenues. The JV Agreement further provides, among other things, that if a member or its affiliate terminates all or substantially all of the property management agreements or defaults in its material obligations under the JV Agreement or undergoes a change of control, as defined, (the “Triggering Member”), the other member generally shall have the right (but not the obligation) to either (i) sell all of its interest in the joint venture to the Triggering Member at fair market value (as agreed upon or as determined under an appraisal process) or (ii) purchase all of the Triggering Member’s interest in the joint venture at 95% of fair market value. For the years ended December 31, 2025 and 2024, an affiliate of our Property Manager received net revenue from this joint venture of approximately $1.4 million and $1.2 million, respectively.

Storage Auction Program

Our Sponsor owns a minority interest in a company that owns 50% of an online auction company (the “Auction Company”) that serves as a web portal for self storage companies to post their auctions for the contents of abandoned storage units online instead of using live auctions conducted at the self storage facilities. The Auction Company receives a service fee for such services. During the years ended December 31, 2025 and 2024, we paid approximately $9,000 and $10,000 in fees to the Auction Company related to our properties, respectively. Our properties will receive the proceeds from such online auctions.

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

As of December 31, 2025, we have sold approximately 1.1 million Class P shares, 0.2 million Class A shares, 0.4 Class T shares, 57,000 Class W shares, 0.2 million Class Y shares and 12,000 Class Z shares for gross proceeds of approximately $19.7 million through our distribution reinvestment plan offering.

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

On October 2, 2023, the Company’s board of directors approved an amendment to the Company’s share redemption program. Pursuant to the share redemption program, as amended, for Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares, the redemption price per share will be equal to 93% of the most recently published estimated net

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

asset value of the applicable share class. On August 7, 2024, our board of directors approved an estimated net asset value per share of $10.00

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

For the year ended December 31, 2025, we received redemption requests totaling approximately $3.9 million. Approximately $3.7 million was fulfilled in during the year ended December 31, 2025 and the remaining approximately $0.2 million was included in accounts payable and accrued liabilities as of December 31, 2025, and fulfilled in January 2026. For the year ended December 31, 2024, we received redemption requests totaling approximately $2.2 million. Approximately $1.8 million was fulfilled in during the year ended December 31, 2024 and the remaining approximately $0.4 million was included in accounts payable and accrued liabilities as of December 31, 2024, and fulfilled in January 2025. For the year ended December 31, 2023, we received redemption requests totaling approximately $0.5 million. Approximately $0.4 million was fulfilled in during the year ended December 31, 2023 and the remaining approximately $0.1 million was included in accounts payable and accrued liabilities as of December 31, 2023, and fulfilled in January 2024.

Operating Partnership Redemption Rights

The limited partners of our Operating Partnership have the right to cause our Operating Partnership to redeem their limited partnership units for cash equal to the value of an equivalent number of our shares, or, at our option, we may purchase

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

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

Note 11. Declaration of Distributions

Cash Distribution Declaration

On December 22, 2025, our board of directors declared a daily distribution rate of approximately $0.001698 per day per share on the outstanding shares of common stock payable to Class A, Class T, Class W, Class P, Class Y and Class Z stockholders of record of such shares as shown on our books at the close of business on each day of the period commencing on January 1, 2026 and ending March 31, 2026. In connection with this distribution, stockholders who hold Class T and Class Y shares, will be paid an amount equal to approximately $0.001698 per day per share less the stockholder servicing fee payable per share per day. Such distributions payable to each stockholder of record during a month will be paid the following month.

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

Note 13. Subsequent Events

SmartCentres Financing

On February 19, 2026, the JV Properties amended the SmartCentres Financing to: (i) extend the maturity date by one-year until May 11, 2027; (ii) added the Montreal Property as borrower under the SmartCentres Financing, and (iii) drew approximately CAD $17.5 million for a total outstanding balance of CAD $109.1 million. Subsequent to the draw, the JV Properties distributed approximately CAD $8.7 million to each partner.

Determination of Estimated Per Share Net Asset Value

On March 20, 2026, our board of directors, upon recommendation of our nominating and corporate governance committee, approved an estimated value per share (“Estimated Per Share NAV”) of $10.00 for our Class A shares, Class P shares, Class T shares, Class W shares, Class Y shares, and Class Z shares based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of September 30, 2025. No Series C Units were converted to Class A Units as a result of this Estimated Per Share NAV being declared.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

Update to Distribution Reinvestment Plan Offering Prices

Pursuant to the Second Amended and Restated DRP, the board of directors may set or change the offering price for shares issued under the distribution reinvestment plan in its discretion in connection with the Estimated Per Share NAV or otherwise. As a result of the Estimated Per Share NAV, the board of directors has approved a new offering price of $10.00 per share for Class A shares, Class P shares, Class T shares, Class W shares, Class Y shares and Class Z shares issued under the distribution reinvestment plan, effective for distribution payments being paid in April 2026.

Update to Redemption Price Under Share Redemption Program

Pursuant to the share redemption program, which is currently suspended, except for redemption requests made in connection with the death, commitment to a long-term care facility, qualifying disability or bankruptcy of a stockholder, the redemption price per share will depend on the class of shares purchased and whether such shares were purchased in our Private Offering or in our Public Offering, among other factors. For Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares, our share redemption program states that, following the determination of our first net asset value per share, the redemption price per share will be equal to 93% of the most recently published estimated net asset value of the applicable share class. In connection with the determination of the Estimated Per Share NAV described above, the redemption price under the share redemption program is equal to 93% of the Estimated Per Share NAV of $10.00 for Class A shares, Class T shares, Class W shares and Class Z shares, effective beginning with redemption requests submitted during the first quarter of 2026, which will be redeemed at the end of April 2026. For the Class P shares, the redemption price per share will continue to depend on the length of time such shares have been held, as described further in our prospectus.

Offering Status

As of March 17, 2026, in connection with our offerings we have issued approximately 11.8 million Class P shares for gross offering proceeds of approximately $112.5 million, approximately 3.2 million Class A shares for gross offering proceeds of approximately $32.9 million, approximately 5.2 million Class T shares for gross offering proceeds of approximately $51.9 million, approximately 0.7 million Class W shares for gross offering proceeds of approximately $6.9 million, approximately 5.5 million Class Y shares for gross offering proceeds of approximately $53.1 million and approximately 0.6 million Class Z shares for gross offering proceeds of approximately $5.7 million.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

SCHEDULE III

DECEMBER 31, 2025

			Initial Cost to Company					Gross Carrying Amount at December 31, 2025
Description	ST	Encumbrance(2)	Land	Building and Improvements	Total	Cost Capitalized Subsequent to acquisition		Land	Building and Improvements	Total(1)	Accumulated Depreciation	Construction in process	Date of Construction	Date Acquired
Phoenix	AZ	$7,416,008	$2,171,375	$13,783,862	$15,955,237	$399,617		$2,171,375	$14,183,479	$16,354,854	$(2,204,401)	$4,850	2020	5/1/2021
Las Vegas	NV	6,263,520	1,468,351	6,541,089	8,009,440	142,816		1,468,352	6,683,905	8,152,257	(1,117,957)	—	2020	6/1/2021
Surprise	AZ	7,365,900	1,742,097	11,324,006	13,066,103	319,652		1,742,097	11,643,658	13,385,755	(1,696,009)	—	2017	8/26/2021
Phoenix II	AZ	5,762,439	806,933	10,333,050	11,139,983	417,331		806,933	10,750,381	11,557,314	(1,381,149)	—	2021	11/30/2021
Bradenton	FL	9,120,000	2,293,357	13,212,166	15,505,523	244,339		2,293,357	13,456,505	15,749,862	(1,693,022)	57,322	2020	12/30/2021
Apopka	FL	10,372,389	2,329,786	9,125,103	11,454,889	6,113,670		2,329,786	15,238,773	17,568,559	(1,507,216)	325,192	2021	12/30/2021
Vancouver	WA	13,000,000	1,422,900	23,189,404	24,612,304	307,081		1,422,900	23,496,485	24,919,385	(2,630,460)	12,795	2020	3/29/2022
Portland	OR	6,889,872	4,298,103	10,618,441	14,916,544	325,049		4,298,103	10,943,490	15,241,593	(1,291,750)	2,511	1975 / 2020	3/31/2022
Newark	DE	9,570,659	2,167,103	17,837,346	20,004,449	399,934		2,167,103	18,237,280	20,404,383	(2,070,258)	5,525	2021	4/26/2022
Levittown	PA	9,069,577	3,495,978	17,668,979	21,164,957	343,434		3,495,978	18,012,413	21,508,391	(2,065,209)	—	2021	4/26/2022
Chandler	AZ	11,474,769	4,795,960	20,555,792	25,351,752	309,407		4,795,960	20,865,199	25,661,159	(2,759,276)	1,617	1996 / 2022	5/17/2022
St. Johns	FL	7,466,116	3,708,927	10,458,678	14,167,605	353,645		3,708,927	10,812,323	14,521,250	(1,271,117)	—	2006 / 2007	7/8/2022
Burlington	ONT	11,920,664	10,638,348	15,548,407	26,186,755	293,555	(3)	10,514,378	15,841,962	26,356,340	(1,779,605)	—	1979 / 2001	9/20/2022
Oxford	FL	5,286,411	1,311,463	9,406,248	10,717,711	514,743		1,311,463	9,920,991	11,232,454	(1,252,165)	9,018	2001	9/21/2022
Cambridge	ONT	12,053,116	7,537,977	19,075,728	26,613,705	108,367	(3)	7,450,136	19,184,095	26,634,231	(2,136,744)	1,113	1965 / 2019	12/20/2022
Edmonton	AB	4,966,944	910,770	10,287,301	11,198,071	(194,863)	(3)	889,193	10,092,438	10,981,631	(877,938)	3,909	1955 / 2022	1/31/2023
North York	ONT	17,020,059	14,498,382	24,808,502	39,306,884	(475,391)	(3)	14,154,892	24,333,111	38,488,003	(2,258,673)	155,033	1986 / 2020	1/31/2023
Bradenton II	FL	—	1,390,987	—	1,390,987	—		1,404,487	—	1,404,487	—	3,828,957	N/A	2/16/2023
Etobicoke	ONT	7,617,239	1,749,931	—	1,749,931	—		1,748,589	—	1,748,589	—	13,215,975	N/A	3/27/2023
Vancouver	BC	16,411,131	5,598,559	27,315,073	32,913,632	578,693	(3)	5,546,094	27,893,766	33,439,860	(2,123,809)	13,007	2022	5/4/2023
Mississauga	ONT	19,715,046	11,551,853	19,595,103	31,146,956	(575,026)	(3)	11,129,206	19,020,077	30,149,283	(1,454,674)	—	1960 / 2016	6/19/2023
Mississauga II	ONT	18,887,260	5,881,560	29,818,866	35,700,426	(931,096)	(3)	5,666,372	28,887,770	34,554,142	(2,168,988)	13,519	2022	6/19/2023
Burlington II	ONT	9,770,768	9,663,636	9,236,614	18,900,250	(245,460)	(3)	9,310,072	8,991,154	18,301,226	(725,414)	3,134,727	1982 / 2020	6/19/2023
Toronto	ONT	22,050,198	4,064,015	34,925,565	38,989,580	(1,170,079)	(3)	3,915,324	33,755,486	37,670,810	(2,486,156)	63,195	2018	6/19/2023
Hamilton	ONT	5,078,775	2,065,522	7,202,860	9,268,382	(57,265)	(3)	1,989,950	7,145,595	9,135,545	(575,842)	16,241	1900 / 2020	6/19/2023
Woodbridge	ONT	15,308,622	7,299,353	20,977,259	28,276,612	(617,407)	(3)	7,032,292	20,359,852	27,392,144	(1,519,641)	24,107	2017	6/19/2023
Total		$269,857,482	$114,863,226	$392,845,442	$507,708,668	$6,904,746		$112,763,319	$399,750,188	$512,513,507	$(41,047,473)	$20,888,613

1.
The aggregate historical cost of real estate for United States federal income tax purposes is $555,522,181.
2.
Excludes unsecured corporate debt.
3.
The change in cost at these self storage facilities are the net of the impact of foreign exchange rate changes and any actual additions.

S-1

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

SCHEDULE III

DECEMBER 31, 2025

The following summarizes the activity in real estate facilities during the year ended December 31, 2025 and 2024.

	2025	2024
Real estate facilities
Balance at beginning of year	$498,291,980	$514,006,885
Improvements and additions	608,881	7,898,421
Impact of foreign exchange rate changes	13,612,646	(23,613,326)
Balance at end of year	$512,513,507	$498,291,980
Accumulated depreciation
Balance at beginning of year	$(27,645,170)	$(15,660,337)
Depreciation expense	(12,748,427)	(12,680,596)
Impact of foreign exchange rate changes	(653,876)	695,763
Balance at end of year	$(41,047,473)	$(27,645,170)
Construction in process	$20,888,613	$9,144,864
Real estate facilities, net	$492,354,647	$479,791,674

S-2