Form 10-Q
period 2026-03-31
Strategic Storage Trust VI, Inc.
filed 2026-05-12
CIK 1852575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 8, 2026, there were 11,523,371 outstanding shares of Class P common stock, 3,269,179 outstanding shares of Class A common stock, 5,482,664 outstanding shares of Class T common stock, 725,395 outstanding shares of Class W common stock, 5,511,141 outstanding shares of Class Y common stock, and 580,399 outstanding shares of Class Z common stock of the registrant.

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
•
We have incurred a net loss to date, have an accumulated deficit and our operations may not be profitable in 2026.
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
•
Our Advisor will face conflicts of interest relating to the purchase of properties, including conflicts with SmartStop Self Storage REIT, Inc., Strategic Storage Growth Trust III, Inc., and Strategic Storage Trust X, and such conflicts may not be resolved in our favor, which could adversely affect our investment opportunities.
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

For further information regarding risks and uncertainties associated with our business, and important factors that could cause our actual results to vary materially from those expressed or implied in such forward-looking statements, please refer to the factors listed and described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Risk Factors” sections of the documents we file from time to time with the SEC, including, but not limited to, our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC, as supplemented by the risk factors included in Part II, Item 1A of this Form 10-Q.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The information included in the accompanying unaudited consolidated balance sheets and related consolidated statements of operations, comprehensive loss, equity and temporary equity and cash flows reflects all adjustments (consisting of normal and recurring adjustments) that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned consolidated financial statements.

The accompanying consolidated financial statements should be read in conjunction with the notes to our consolidated financial statements included in this report on Form 10-Q. The accompanying consolidated financial statements should also be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025. Our results of operations for the three months ended March 31, 2026 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2026 (Unaudited)	December 31, 2025
ASSETS
Real estate facilities:
Land	$111,490,555	$112,763,319
Buildings	395,763,757	385,675,015
Site improvements	14,162,648	14,075,173
	521,416,960	512,513,507
Accumulated depreciation	(43,998,337)	(41,047,473)
	477,418,623	471,466,034
Construction in process	8,643,757	20,888,613
Real estate facilities, net	486,062,380	492,354,647
Cash and cash equivalents	8,346,417	8,801,019
Restricted cash	1,196,951	1,117,142
Investments in unconsolidated real estate ventures (Note 4)	17,552,404	24,512,945
Other assets, net	10,837,538	7,655,431
Total assets	$523,995,690	$534,441,184
LIABILITIES, TEMPORARY EQUITY AND EQUITY
Debt, net	$290,190,706	$292,908,254
Accounts payable and accrued liabilities	11,140,731	9,610,514
Distributions payable	5,143,474	4,679,935
Due to affiliates	9,434,156	4,674,857
Total liabilities	315,909,067	311,873,560
Commitments and contingencies (Note 10)
Redeemable common stock	14,621,370	13,063,224
Series B Convertible Preferred Stock, net $0.001 par value; 150,000 shares authorized; 150,000 issued and outstanding at March 31, 2026 and December 31, 2025, with aggregate liquidation preferences of $153,088,356 and $153,156,986 at March 31, 2026 and December 31, 2025, respectively	148,599,723	148,599,723
Series D Preferred units in our Operating Partnership, net $0.001 par value; 1,400,000 units authorized; 1,400,000 issued and outstanding at March 31, 2026 and December 31, 2025, with aggregate liquidation preferences of $35,695,167 and $35,170,167 at March 31, 2026 and December 31, 2025, respectively	34,626,688	34,626,688
Series E Redeemable 8% Preferred Stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Equity:
Strategic Storage Trust VI, Inc.:
Preferred Stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Class P Common stock, $0.001 par value; 30,000,000 shares authorized; 11,506,323 and 11,457,294 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	11,506	11,457
Class A Common stock, $0.001 par value; 230,000,000 shares authorized; 3,273,726 and 3,252,608 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	3,274	3,253
Class T Common stock, $0.001 par value; 100,000,000 shares authorized; 5,475,436 and 5,446,198 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	5,475	5,446
Class W Common stock, $0.001 par value; 70,000,000 shares authorized; 725,625 and 720,067 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	726	720
Class Y Common stock, $0.001 par value; 200,000,000 shares authorized; 5,497,253 and 5,459,946 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	5,497	5,460
Class Z Common stock, $0.001 par value; 70,000,000 shares authorized; 579,447 and 576,712 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	580	577
Additional paid-in capital	222,021,300	222,010,592
Distributions	(51,356,087)	(47,498,935)
Accumulated deficit	(160,039,617)	(147,963,237)
Accumulated other comprehensive loss	(4,624,889)	(4,762,249)
Total Strategic Storage Trust VI, Inc. equity	6,027,765	21,813,084
Noncontrolling interests in our Operating Partnership	(865,488)	(611,660)
Noncontrolling Series C Subordinated Units in our Operating Partnership	5,076,565	5,076,565
Total noncontrolling interest	4,211,077	4,464,905
Total equity	10,238,842	26,277,989
Total liabilities, temporary equity and equity	$523,995,690	$534,441,184

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
Revenues:
Self storage rental revenue	$7,779,946	$7,303,641
Ancillary operating revenue	44,867	45,717
Total revenues	7,824,813	7,349,358
Operating expenses:
Property operating expenses	3,237,485	2,939,080
Property operating expenses – affiliates	1,362,162	1,240,267
General and administrative	1,514,750	1,703,808
Depreciation	3,292,788	3,118,402
Acquisition expense – affiliates	128,280	107,876
Other property acquisition expenses	110,799	14,020
Total operating expenses	9,646,264	9,123,453
Operating loss	(1,821,451)	(1,774,095)
Other income (expense):
Interest expense	(4,132,099)	(4,107,295)
Interest expense – debt issuance costs	(159,852)	(488,397)
Derivative fair value adjustment	—	(531,449)
Other income, net	21,913	79,014
Equity in loss of unconsolidated real estate ventures	(813,829)	(222,528)
Foreign currency adjustment	(1,730,274)	(195,936)
Net loss	(8,635,592)	(7,240,686)
Less: Distributions to preferred unitholders in our Operating Partnership	(525,000)	—
Less: Distributions to preferred stockholders	(3,088,356)	(3,088,356)
Net loss attributable to the noncontrolling interests in our Operating Partnership	172,568	152,735
Net loss attributable to Strategic Storage Trust VI, Inc. common stockholders	$(12,076,380)	$(10,176,307)
Net loss per Class P share—basic and diluted	$(0.45)	$(0.40)
Net loss per Class A share—basic and diluted	$(0.45)	$(0.40)
Net loss per Class T share—basic and diluted	$(0.45)	$(0.40)
Net loss per Class W share—basic and diluted	$(0.45)	$(0.40)
Net loss per Class Y share—basic and diluted	$(0.45)	$(0.40)
Net loss per Class Z share—basic and diluted	$(0.45)	$(0.40)
Weighted average Class P shares outstanding—basic and diluted	11,481,374	11,331,153
Weighted average Class A shares outstanding—basic and diluted	3,263,920	3,389,986
Weighted average Class T shares outstanding—basic and diluted	5,461,907	5,386,419
Weighted average Class W shares outstanding—basic and diluted	723,052	707,444
Weighted average Class Y shares outstanding—basic and diluted	5,481,048	4,372,891
Weighted average Class Z shares outstanding—basic and diluted	578,176	366,596

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
Net loss	$(8,635,592)	$(7,240,686)
Other comprehensive income (loss):
Foreign currency translation adjustment	(674,141)	63,949
Foreign currency hedge contract	—	(155,256)
Interest rate hedge contract	814,329	(1,245,793)
Other comprehensive income (loss)	140,188	(1,337,100)
Comprehensive loss	(8,495,404)	(8,577,786)
Comprehensive loss attributable to noncontrolling interests:
Comprehensive loss attributable to the noncontrolling interests in our Operating Partnership	169,740	185,806
Comprehensive loss attributable to Strategic Storage Trust VI, Inc. stockholders	$(8,325,664)	$(8,391,980)

See notes to consolidated financial statements.

Strategic Storage Trust VI, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND TEMPORARY EQUITY

(UNAUDITED)

	Common Stock																	Noncontrolling Interest
	Class P		Class A		Class T		Class W		Class Y		Class Z							in our Operating Partnership
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Strategic Storage Trust VI, Inc. Equity	Noncontrolling Interests	Series C Subordinated Units	Total Equity	Redeemable Common Stock	Series B Convertible Preferred Stock
Balance as of December 31, 2024	11,280,098	$11,280	3,383,583	$3,384	5,373,889	$5,374	704,761	$705	4,049,909	$4,050	346,393	$346	$207,773,199	$(32,142,866)	$(111,392,263)	$(4,432,786)	$59,830,423	$225,081	$4,417,414	$64,472,918	$10,279,772	$148,599,723
Gross proceeds from issuance of common stock	64,865	65	—	—	—	—	—	—	627,757	628	41,250	41	7,244,336	—	—	—	7,245,070	—	—	7,245,070	—	—
Offering costs	—	—	—	—	—	—	—	—	—	—	—	—	(867,972)	—	—	—	(867,972)	—	—	(867,972)	—	—
Changes to redeemable common stock	—	—	—	—	—	—	—	—	—	—	—	—	(1,600,498)	—	—	—	(1,600,498)	—	—	(1,600,498)	1,600,498	—
Redemption of common stock	(34,616)	(35)	(7,883)	(8)	(5,355)	(5)	—	—	—	—	—	—	—	—	—	—	(48)	—	—	(48)	(174,331)	—
Distributions ($0.15 per share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,686,874)	—	—	(3,686,874)	—	—	(3,686,874)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(84,008)	—	(84,008)	—	—
Distributions to preferred stockholders	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,088,356)
Issuance of shares for distribution reinvestment plan (DRP)	70,472	71	21,553	21	29,791	29	4,969	5	31,952	32	1,315	2	1,600,338	—	—	—	1,600,498	—	—	1,600,498	—	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	10,977	—	—	—	10,977	—	—	10,977	—	—
Issuance of Series C Subordinated Units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	294,276	294,276	—	—
Net loss attributable to Strategic Storage Trust VI, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,176,307)	—	(10,176,307)	—	—	(10,176,307)	—	3,088,356
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(152,735)	—	(152,735)	—	—
Interest rate hedge contracts	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,215,280)	(1,215,280)	(30,513)	—	(1,245,793)	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	62,709	62,709	1,240	—	63,949	—	—
Foreign currency hedge contract	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(151,458)	(151,458)	(3,798)	—	(155,256)	—	—
Balance as of March 31, 2025	11,380,819	$11,381	3,397,253	$3,397	5,398,325	$5,398	709,730	$710	4,709,618	$4,710	388,958	$389	$214,160,380	$(35,829,740)	$(121,568,570)	$(5,736,815)	$51,051,240	$(44,733)	$4,711,690	$55,718,197	$11,705,939	$148,599,723

See notes to consolidated financial statements.

Strategic Storage Trust VI, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND TEMPORARY EQUITY (CONTINUED)

(UNAUDITED)

	Common Stock																	Noncontrolling Interest
	Class P		Class A		Class T		Class W		Class Y		Class Z							in our Operating Partnership
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Strategic Storage Trust VI, Inc. Equity	Noncontrolling Interests	Series C Subordinated Units	Total Equity	Redeemable Common Stock	Series B Convertible Preferred Stock	Series D Preferred Units in our Operating Partnership
Balance as of December 31, 2025	11,457,294	$11,457	3,252,608	$3,253	5,446,198	$5,446	720,067	$720	5,459,946	$5,460	576,712	$577	$222,010,592	$(47,498,935)	$(147,963,237)	$(4,762,249)	$21,813,084	$(611,660)	$5,076,565	$26,277,989	$13,063,224	$148,599,723	$34,626,688
Changes to redeemable common stock	—	—	—	—	—	—	—	—	—	—	—	—	(1,653,126)	—	—	—	(1,653,126)	—	—	(1,653,126)	1,653,126	—	—
Redemption of common stock	(17,127)	(17)	—	—	—	—	—	—	(3,200)	(3)	—	—	—	—	—	—	(20)	—	—	(20)	(94,980)	—	—
Distributions ($0.15 per share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,857,152)	—	—	(3,857,152)	—	—	(3,857,152)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(84,088)	—	(84,088)	—	—	—
Distributions to preferred stockholders	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,088,356)	—
Distributions to Series D preferred unitholders	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(525,000)
Issuance of shares for distribution reinvestment plan (DRP)	66,156	66	21,118	21	29,238	29	5,558	6	40,507	40	2,735	3	1,652,961	—	—	—	1,653,126	—	—	1,653,126	—	—	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	10,873	—	—	—	10,873	—	—	10,873	—	—	—
Net loss attributable to Strategic Storage Trust VI, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(12,076,380)	—	(12,076,380)	—	—	(12,076,380)	—	3,088,356	525,000
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(172,568)	—	(172,568)	—	—	—
Interest rate hedge contracts	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	798,061	798,061	16,268	—	814,329	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(660,701)	(660,701)	(13,440)	—	(674,141)	—	—	—
Balance as of March 31, 2026	11,506,323	$11,506	3,273,726	$3,274	5,475,436	$5,475	725,625	$726	5,497,253	$5,497	579,447	$580	$222,021,300	$(51,356,087)	$(160,039,617)	$(4,624,889)	$6,027,765	$(865,488)	$5,076,565	$10,238,842	$14,621,370	$148,599,723	$34,626,688

See notes to consolidated financial statements.

STrategic Storage Trust VI, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(8,635,592)	$(7,240,686)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation	3,292,788	3,118,402
Amortization of debt issuance costs	159,852	367,285
Stock based compensation expense related to issuance of restricted stock	10,873	10,977
Equity in loss of unconsolidated real estate ventures	813,829	222,528
Unrealized derivative gain	377,141	158,595
Derivative fair value adjustment	—	410,657
Unrealized foreign currency adjustment	1,730,274	195,936
Changes in operating assets and liabilities:
Other assets, net	(723,741)	(316,417)
Settlement of interest rate derivative	—	(2,030,731)
Accounts payable and accrued liabilities	689,391	831,030
Due to affiliates	3,544,117	2,978,762
Net cash provided by (used in) operating activities	1,258,932	(1,293,662)
Cash flows from investing activities:
Additions to real estate facilities	(1,345,026)	(3,024,103)
Investments in unconsolidated real estate ventures	(510,697)	(986,166)
Return of capital on investments in unconsolidated real estate ventures	6,367,664	—
Net cash provided by (used in) investing activities	4,511,941	(4,010,269)
Cash flows from financing activities:
Proceeds from issuance of secured debt	340,390	170,533,452
Repayment of secured debt	—	(164,535,746)
Scheduled principal payments of secured debt	(652,749)	(655,276)
Debt issuance costs	—	(1,765,499)
Gross proceeds from issuance of common stock	—	7,245,023
Offering costs	(170,444)	(805,069)
Proceeds from issuance of Series C units	—	294,276
Redemption of common stock	(193,867)	(442,933)
Distributions paid to common stockholders	(2,196,856)	(2,047,641)
Distributions paid to noncontrolling interest in our Operating Partnership	(84,089)	(83,930)
Distributions paid to preferred stockholders	(3,156,986)	(3,148,361)
Net cash provided by (used in) financing activities	(6,114,601)	4,588,296
Impact of foreign exchange rate changes on cash and restricted cash	(31,065)	6,710
Net change in cash, cash equivalents and restricted cash	(374,793)	(708,925)
Cash, cash equivalents and restricted cash, beginning of year	9,918,161	17,565,564
Cash, cash equivalents and restricted cash, end of year	$9,543,368	$16,856,639

See notes to consolidated financial statements.

STrategic Storage Trust VI, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

Supplemental disclosures and non-cash transactions:
Cash paid for interest, net of amounts capitalized	$3,725,190	$3,336,189
Offering costs included in accounts payable and accrued liabilities	$—	$62,904
Other assets in due to affiliates	$1,242,722	$—
Interest rate swap contract in other assets	$156,554	$790,781
Interest rate swap contracts in accounts payable and accrued liabilities	$222,015	$592,916
Foreign currency hedge contract in other assets	$—	$155,256
Foreign currency translation adjustment	$(674,141)	$63,949
Issuance of shares pursuant to distribution reinvestment plan	$1,653,126	$1,600,498
Distributions payable to common and preferred stockholders	$5,114,510	$4,360,414
Distributions payable to noncontrolling interests in our Operating Partnership	$28,964	$28,964
Real estate and construction in process in accounts payable and accrued liabilities	$1,029,992	$714,142
Redemption of common stock in accounts payable and accrued liabilities	$95,000	$174,377
Purchase of interest rate derivative in accounts payable and accrued liabilities	$1,122,401	$—

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

MARCH 31, 2026

(Unaudited)

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

As of March 31, 2026, we have issued approximately 1.2 million Class P shares, approximately 0.3 million Class A shares, approximately 0.4 million Class T shares, approximately 62,000 Class W shares, approximately 0.3 million Class Y shares, and approximately 14,000 Class Z shares for gross proceeds of approximately $21.3 million through our distribution reinvestment plan.

Pursuant to a Sponsor Funding Agreement (as defined in Note 2 - Summary of Significant Accounting Policies), our Sponsor agreed to fund the payment of (i) the upfront 3% sales commission for the sale of Class Y shares, (ii) the upfront 3% dealer manager fee for the Class Y shares, and (iii) the estimated 1% organization and offering expenses for the sale of Class Y shares and Class Z shares in our Public Offering. In November 2023 our Sponsor agreed to reimburse the Company in cash to cover the dilution from the one-time stock dividend described below. In consideration for our Sponsor providing the funding for the front-end sales load and the cash to cover the dilution from the stock dividend, Strategic Storage Operating Partnership VI, L.P., a Delaware limited partnership (our “Operating Partnership”), agreed to issue Series C Subordinated Convertible Units (“Series C Units”) to our Sponsor equal to the dollar amount of such funding divided by the then-current offering price (initially $9.30 per share and currently at $10.00 per share) for the Class Y shares and Class Z shares sold in the Public Offering. The Series C Units shall initially have no distribution, voting or other rights to participate in our Operating Partnership unless and until such Series C Units are converted into Class A Units of our Operating Partnership. The Series C Units shall automatically convert into Class A Units on a one-to-one basis upon our disclosure of an estimated net asset value per share equal to at least $10.00 per share for each of the Class A, Class P, Class T, Class W, Class Y, and Class Z shares calculated net of the value of Series C Units to be converted. Such conversion is limited such that the dilution caused by the conversion may not reduce the diluted estimated net asset value below $10.00 per share. No Series C Units were converted to Class A Units as a result of the Estimated Per Share NAV (as defined below) being declared. In connection with the termination of our Primary Offering, the Sponsor Funding Agreement was terminated effective as of May 30, 2025, though our Sponsor or its affiliates are still obligated to provide the funding amounts set forth in the Sponsor Funding Agreement and entitled to receive Series C Units in exchange for such funding amounts until the final payment of such funding amounts and the final issuance of the Series C Units for such funding amounts are made, as contemplated by the terms of the Sponsor Funding Agreement. As of March 31, 2026, we had received funding from our Sponsor of approximately $10.2 million for the payment of sales commissions and dealer manager fees for the sale of Class Y shares, and organization and offering expenses for the sale of Class Y and Z shares pursuant to the Sponsor Funding Agreement.

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

We have invested the net proceeds from our offerings primarily in self storage facilities consisting of both income-producing and growth properties located in the United States and Canada. As of March 31, 2026, we owned 25 operating self

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

storage properties located in seven states (Arizona, Delaware, Florida, Nevada, Oregon, Pennsylvania and Washington) and three Canadian provinces (Alberta, British Columbia and Ontario) and one development property in Florida. For more information, see Note 3 - Real Estate Facilities.

As of March 31, 2026, we owned 50% of the equity interests in five unconsolidated real estate ventures in two Canadian provinces (Ontario and Quebec), with subsidiaries of SmartCentres Real Estate Investment Trust (“SmartCentres”) owning the other 50% of such entities. Our unconsolidated real estate ventures consist of four operating self storage properties in the lease-up phase and one parcel of land that is being developed into a self storage facility. For more information, see Note 4 - Investment in Unconsolidated Real Estate Ventures.

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

On March 10, 2021, SmartStop OP, L.P. (“SmartStop OP”), an affiliate of our Sponsor and the operating partnership of SmartStop, contributed $5.0 million to our Operating Partnership, in exchange for 549,451 units of limited partnership interest in our Operating Partnership (the “OP Investment”). The OP Investment was made net of sales commissions and dealer manager fees, but without giving effect to the early investor discounts available to purchasers of shares in the Private Offering. At the effective time of the OP Investment, SmartStop OP was admitted as a limited partner to our Operating Partnership. As of March 31, 2026, we owned approximately 98% of the common units of limited partnership interest of our Operating Partnership. The remaining approximately 2% of the common units are owned by SmartStop OP.

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

On September 4, 2025, we, our Operating Partnership, and the Preferred Investor, an affiliate of our Sponsor, entered into a Series D Cumulative Redeemable Preferred Unit Purchase Agreement (the “Series D Preferred Unit Purchase Agreement”) pursuant to which our Operating Partnership issued and sold to the Preferred Investor. In September 2025, the Preferred Investor purchased 1.0 million Series D Cumulative Redeemable Preferred Units of Limited Partnership Interest (the “Series D Preferred Units”) at a liquidation preference of $25.00 per unit (the “Liquidation Amount”) in consideration for the Preferred Investor making a capital contribution to our Operating Partnership in an amount of $25.0 million (the “Series D Preferred Investment”). Pursuant to the Series D Preferred Unit Purchase Agreement, our Operating Partnership issued the remaining 400,000 Series D Preferred Units to the Preferred Investor on October 28, 2025, November 25, 2025, and December 17, 2025, for additional aggregate consideration of $10.0 million. See Note 7 – Preferred Equity.

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

MARCH 31, 2026

(Unaudited)

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

MARCH 31, 2026

(Unaudited)

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

As of March 31, 2026, we had not entered into any other contracts/interests that would be deemed to be variable interests in VIEs other than our joint ventures with SmartCentres, which are accounted for under the equity method of accounting. Please see Note 4 - Investments in Unconsolidated Real Estate Ventures. Other than the entities noted above, we do not currently have any material relationships with unconsolidated entities or financial partnerships.

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

MARCH 31, 2026

(Unaudited)

guidance requires us to make significant estimates and assumptions, including fair value estimates, which requires the use of significant unobservable inputs, as of the acquisition date.

The value of the tangible assets, consisting of land and buildings, is determined as if vacant. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. There were no property acquisitions during the three months ended March 31, 2026 and 2025, and no intangible assets were recorded. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent.

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

Acquisitions that do not meet the definition of a business, as defined under current GAAP, are accounted for as asset acquisitions. During the three months ended March 31, 2026 and 2025 there were no property acquisitions.

During the three months ended March 31, 2026 and 2025, we expensed approximately $0.2 million and $0.1 million, respectively, of acquisition-related transaction costs that did not meet our capitalization policy.

Evaluation of Possible Impairment of Long-Lived Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets, including those held through joint ventures, may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. For the three months ended March 31, 2026 and 2025, no impairment losses were recognized.

Advertising Costs

Advertising costs are included in property operating expenses and general and administrative expenses, depending on the nature of the expense, in the accompanying consolidated statements of operations. These costs are expensed in the period in which the cost is incurred. The Company incurred advertising costs of approximately $0.7 million and $0.8 million for the three months ended March 31, 2026 and 2025, respectively.

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

MARCH 31, 2026

(Unaudited)

such funding amounts, and the final issuance of the Series C Units for such funding amounts, as contemplated by the terms of the Sponsor Funding Agreement.

In consideration for the Sponsor providing the funding for the front-end sales load described above and the cash to cover the dilution from the stock dividend, the Operating Partnership was obligated to issue a number of Series C Units to the Sponsor equal to the dollar amount of such funding divided by the then-current offering price (initially $9.30 per share and currently at $10.00 per share) for the Class Y shares and Class Z shares sold in the Public Offering. Pursuant to the Sponsor Funding Agreement, the Sponsor reimbursed the Company monthly within 30 days after the end of each calendar month for the applicable front-end sales load it agreed to fund, and the Operating Partnership issued the Series C Units on a monthly basis, effective as of the respective funding date. The Series C Units convert into Class A Units of our Operating Partnership if the estimated net asset value equal to at least $10.00 per share. Such conversion is limited such that the dilution caused by the conversion may not reduce the diluted estimated net asset value below $10.00 per share. On March 20, 2026, we declared an Estimated Per Share NAV of $10.00 calculated as of September 30, 2025. No Series C Units were converted to Class A Units as a result of this Estimated Per Share NAV being declared.

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

Balance at December 31, 2025	$3,224,254
Reduction of Property operating expense - affiliates	(264,766)
Balance at March 31, 2026	$2,959,488

Allowance for Doubtful Accounts

Tenant accounts receivable is reported net of an allowance for doubtful accounts. Management records a general reserve estimate based upon a review of the current status of tenant accounts receivable. It is reasonably possible that management’s estimate of the allowance will change in the future. As of March 31, 2026 and December 31, 2025, approximately $30,000 and $46,000, respectively, were recorded to allowance for doubtful accounts, and are included within other assets in the accompanying consolidated balance sheets.

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

MARCH 31, 2026

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

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place leases. We amortize in-place leases on a straight-line basis over 18 months, the estimated average rental period for the leases. As of March 31, 2026 and December 31, 2025, the gross amounts allocated to in-place lease intangibles were approximately $9.7 million and $9.8 million, respectively, and accumulated amortization of in-place lease intangibles totaled approximately $9.7 million and $9.8 million respectively.

Debt Issuance Costs

The net carrying value of costs incurred in connection with obtaining non revolving debt are presented on the consolidated balance sheets as a reduction of the related debt. Debt issuance costs are amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of March 31, 2026 and December 31, 2025, accumulated amortization of debt issuance costs related to non revolving debt totaled approximately $0.9 million and $0.8 million, respectively. For the three months ended March 31, 2026 and 2025, we expensed approximately $0.2 million and $0.5 million, respectively, in debt issuance cost.

Organizational and Offering Costs

Our Advisor may fund organization and offering costs on our behalf. We are required to reimburse our Advisor for such organization and offering costs; provided, however, our Advisor funded, and was not reimbursed for, 1.0% of the gross offering proceeds from the sale of Class W shares towards payment of organization and offering expenses, which we recognized as a capital contribution from our Advisor. Our Advisor must reimburse us within 60 days after the end of the month in which the initial public offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions, dealer manager fees, stockholder servicing fees and dealer manager servicing fees) in excess of 15% of the gross offering proceeds from the Primary Offering. If at any point in time we determine that the total organization and offering costs are expected to exceed 15% of the gross proceeds anticipated to be received from the Primary Offering, we will recognize such excess as a capital contribution from our Advisor. As of March 31, 2026, organization and offering costs from the Primary Offering were less than 15% of gross proceeds from the Primary Offering. Offering costs are recorded as an offset to additional paid-in capital, and organization costs are recorded as an expense.

In connection with our Private Offering, our Former Dealer Manager received a sales commission of up to 6.0% of gross proceeds from sales in the Private Offering and a dealer manager fee equal to up to 3.0% of gross proceeds from sales in the Private Offering under the terms of the Private Offering Dealer Manager Agreement.

In connection with our Primary Offering, our Former Dealer Manager received a sales commission of up to 6.0% of gross proceeds from sales of Class A shares and up to 3.0% of gross proceeds from the sales of Class T shares and Class Y shares in the Primary Offering and a dealer manager fee up to 3.0% of gross proceeds from sales of Class A shares, Class T shares and Class Y shares in the Primary Offering under the terms of the Dealer Manager Agreement. Our Former Dealer Manager did not receive an upfront sales commission or dealer manager fee from the sales of Class W shares or Class Z shares in the Primary Offering; however, we and/or our Sponsor paid to our Former Dealer Manager dealer manager support in the amount of 1.5% of the gross offering proceeds of the Class W shares and Class Z shares sold in the Primary Offering for payment of wholesaler commissions and other wholesaler expenses associated with the sales of the Class W shares and Class Z shares. In addition, our Former Dealer Manager received an ongoing stockholder servicing fee that was payable

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

monthly and accrued daily in an amount equal to 1/365th of 1% of the purchase price per share of the Class T shares and Class Y shares sold in the Primary Offering. Our Former Dealer Manager also received an ongoing dealer manager servicing fee that was payable monthly and accrued daily in an amount equal to 1/365th of 0.5% of the purchase price per share of the Class W shares and Class Z shares sold in the Primary Offering. Pursuant to the Dealer Manager Agreement, we were to cease paying the stockholder servicing fee with respect to the Class T shares and Class Y shares sold in the Primary Offering at the earlier of (i) the date we listed our shares on a national securities exchange, merged or consolidated with or into another entity, or sold or disposed of all or substantially all of our assets, (ii) the date at which the aggregate underwriting compensation from all sources equaled 10% of the gross proceeds from the sale of Class A shares, Class T shares, Class Y shares, Class W shares and Class Z shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our distribution reinvestment plan), which calculation was to be made by us with the assistance of our Former Dealer Manager commencing after the termination of our Primary Offering; (iii) with respect to a particular Class T share and Class Y share, the third anniversary of the issuance of such share; and (iv) the date that such Class T share or Class Y share is redeemed or is no longer outstanding. Additionally, we were to cease paying the dealer manager servicing fee with respect to the Class W share and Class Z share sold in the Primary Offering at the earlier of (i) the date we listed our shares on a national securities exchange, merged or consolidated with or into another entity, or sold or disposed of all or substantially all of our assets, (ii) the date at which the aggregate underwriting compensation from all sources equaled 10% of the gross proceeds from the sale of Class A shares, Class T shares, Class Y shares, Class W shares and Class Z shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our distribution reinvestment plan),which calculation was to be made by us with the assistance of our Former Dealer Manager commencing after the termination of our Primary Offering; (iii) the end of the month in which the aggregate underwriting compensation paid in our Primary Offering with respect to Class W shares and Class Z shares, comprised of the dealer manager servicing fees and dealer manager support, equaled 9.0% of the gross proceeds from the sale of Class W shares and Class Z shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our distribution reinvestment plan), which calculation was to be made by us with the assistance of our Former Dealer Manager commencing after the termination of our Primary Offering, and (iv) the date that such Class W share or Class Z share is redeemed or is no longer outstanding. However, in June 2025, our Former Dealer Manager ceased operations; accordingly, we ceased paying the dealer manager servicing fees previously due to our Former Dealer Manager and during the second quarter of 2025, we reduced the dealer manager servicing fee payable included in Accounts Payable and Accrued Liabilities and the related offering cost included in Additional Paid In Capital totaling approximately $950,000.

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

MARCH 31, 2026

(Unaudited)

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

For the three months ended March 31, 2026, we received redemption requests totaling approximately $0.1 million. The redemption requests were included in accounts payable and accrued liabilities as of March 31, 2026 and fulfilled in April 2026. For the three months ended March 31, 2025, we received redemption requests totaling approximately $0.2 million. The redemption requests were included in accounts payable and accrued liabilities as of March 31, 2025 and fulfilled in April 2025.

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

MARCH 31, 2026

(Unaudited)

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

The table below summarizes our fixed rate notes payable at March 31, 2026 and December 31, 2025. The estimated fair value of financial instruments is subjective in nature and are dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of our fixed and variable rate notes payable were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. These assumptions are considered level 2 inputs within the fair value hierarchy. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. As of March 31, 2026 and December 31, 2025, we believe the fair value of our variable rate debt are reasonably estimated at their notional amounts as there have been minimal changes to the fixed spread portion of interest rates for similar loans observed in the market, and as the variable portion of our interest rates fluctuate with the associated market indices.

	March 31, 2026		December 31, 2025
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Secured Debt	$127,100,000	$127,621,900	$129,200,000	$129,341,800

During the three months ended March 31, 2026 and 2025, we held interest rate cash flow hedges and foreign currency net investment hedges to hedge our interest rate and foreign currency exposure (See Notes 5 – Debt and 6 – Derivative Instruments). The valuation of these instruments were determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. The analyses reflect the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including interest rate curves, foreign exchange rates and implied volatilities as applicable. The fair value of the interest rate swaps and cap agreements were determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash payments. Our fair values of our net investment hedges are based primarily on the change in the spot rate at the end of the period as compared with the strike price at inception.

To comply with GAAP, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

fair value of derivative contracts for the effect of non-performance risk, we consider the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although we had determined that the majority of the inputs used to value our hedges were within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our hedges utilized Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, through March 31, 2026, we had assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our hedge positions and determined that the credit valuation adjustment was not significant to the overall valuation of our hedge. As a result, we determined that our hedge valuation in its entirety was classified in Level 2 of the fair value hierarchy.

The table below presents the Company's assets and liabilities measured at fair value on a recurring basis as of March 31, 2026, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets - interest rate hedges	$—	$2,842,020	$—
Accounts payable and accrued liabilities - interest rate hedges	$—	$270,160	$—

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

MARCH 31, 2026

(Unaudited)

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

We filed an election to treat our TRS as a taxable REIT subsidiary. In general, the TRS performs additional services for our customers and generally engages in any real estate or non-real estate related business. The TRS is subject to corporate federal and state income tax. We account for deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our financial statements or tax returns. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

As of both March 31, 2026, and December 31, 2025, the Company had no recorded income tax expense/(benefit), nor did the Company pay any income taxes. The Company recorded a full valuation allowance against its deferred tax assets of approximately $10.1 million and $9.7 million as of March 31, 2026 and December 31, 2025, respectively.

	March 31, 2026	December 31, 2025
Deferred tax asset:
Canadian interest expense limitation	$4,451,009	$4,127,546
Canadian carryforward capital losses	9,019,563	8,778,327
Canadian real estate	230,229	241,259
Total deferred tax asset	13,700,801	13,147,132
Deferred tax liabilities:
Canadian real estate	(3,589,489)	(3,452,403)
Total deferred tax liabilities	(3,589,489)	(3,452,403)

Valuation allowance	(10,111,312)	(9,694,729)

Net deferred tax liabilities	$—	$—

Uncertain tax positions may arise where tax laws may allow for alternative interpretations or where the timing of recognition of income is subject to judgment. Under ASC Topic 740, tax positions are evaluated for recognition using a more–likely–than–not threshold, and those tax positions requiring recognition are measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of March 31, 2026 and December 31, 2025, the Company had no uncertain tax positions. As of March 31, 2026 and December 31, 2025, the Company had no interest or penalties related to uncertain tax positions. Income taxes payable are classified within accounts payable and accrued liabilities in the consolidated balance sheets. The tax year 2021 through 2025 remains open to examination by the major taxing jurisdictions to which we are subject.

Recent Tax Legislation

Effective July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. Certain provisions of OBBBA modified U.S. tax law and impact us and our stockholders. Among other changes, this legislation (i) permanently extended the 20% deduction for “qualified REIT dividends” for individuals and other non-corporate taxpayers under Section 199A of the Code, (ii) permanently reinstated 100% bonus depreciation for certain property acquired after January 19, 2025, (iii) increased the percentage limit under the REIT asset test applicable to taxable REIT subsidiaries from 20% to 25% for taxable

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

years beginning after December 31, 2025, and (iv) increases the base on which the 30% interest deduction limit under Section 163(j) of the Code applies by excluding depreciation, amortization and depletion from the definition of “adjusted taxable income” for taxable years beginning after December 31, 2024. The provisions of OBBBA did not have a material impact to our Consolidated Financial Statements.

Concentration

No single self storage customer represents a significant concentration of our revenues. For the three months ended March 31, 2026, approximately 49%, 15%, and 11% of our rental income was concentrated in the Greater Toronto Area of Canada, Arizona and Florida, respectively. Our properties within the aforementioned geographic areas are dispersed therein, operating in multiple different regions and sub-markets.

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

The following table presents the unconverted Series B Convertible Preferred Stock and unvested restricted stock awards, that were excluded from the computation of diluted earnings per share above as their effect would have been antidilutive for the respective periods, and was calculated using the treasury stock or if-converted method, as applicable:

	For the three months ended March 31,
	2026	2025
	Equivalent Shares (if converted)	Equivalent Shares (if converted)
Series B Convertible Preferred Stock	13,636,364	13,636,364
Unvested restricted stock awards	11,875	11,250
	13,648,239	13,647,614

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

Note 3. Real Estate Facilities

The following summarizes the activity in real estate facilities during the three months ended March 31, 2026:

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Real estate facilities
Balance at December 31, 2025	512,513,507
Improvements and additions	13,847,203
Impact of foreign exchange rate changes	(4,943,750)
Balance at March 31, 2026	$521,416,960
Accumulated depreciation
Balance at December 31, 2025	(41,047,473)
Depreciation expense	(3,268,095)
Impact of foreign exchange rate changes	317,231
Balance at March 31, 2026	$(43,998,337)

There were no acquisitions during the three months ended March 31, 2026 and 2025.

Note 4. Investments in Unconsolidated Real Estate Ventures

We have entered into various agreements with a subsidiary of SmartCentres, an unaffiliated third party, to acquire tracts of land, develop and operate self storage facilities. Our unconsolidated real estate ventures consist of four operating self storage facilities in the lease-up phase and one parcel of land that is being developed into a self storage facility.

We account for these investments using the equity method of accounting and they are stated at cost and adjusted for our share of net earnings or losses and reduced by distributions. Equity in earnings (loss) will generally be recognized based on our ownership interest in the earnings (loss) of each of the unconsolidated investments.

For the three months ended March 31, 2026 and 2025, we recorded net aggregate loss of approximately $0.8 million and 0.2 million, respectively, from our equity in loss related to our unconsolidated real estate venture.

The Company's investments in unconsolidated real estate ventures are summarized as follows:

					Carrying Value of Investment
	Location	Date Real Estate Venture Acquired Land	Date Real Estate Venture Became Operational	Equity Ownership %	March 31, 2026	December 31, 2025
Toronto (1)	Toronto, Ontario	April 2021	June 2025	50%	$3,893,731	$4,160,699
Toronto II (1)	Toronto, Ontario	December 2021	April 2025	50%	4,944,313	5,254,183
Dorval (1)	Dorval, Quebec	February 2023	June 2025	50%	2,824,755	3,106,052
Hamilton (1)	Hamilton, Ontario	November 2023	October 2024	50%	1,953,437	2,131,495
Montreal (1)	Montreal, Quebec	January 2024	Under development	50%	3,936,168	9,860,516
					$17,552,404	$24,512,945
(1)
As of March 31, 2026, these five JV Properties were encumbered by first mortgages pursuant to the SmartCentres Financing (defined below).

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

On February 19, 2026, the JV Properties amended the SmartCentres Financing to: (i) extend the maturity date by one-year until May 11, 2027; (ii) add the Montreal Property as a borrower under the SmartCentres Financing, and (iii) draw

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

approximately CAD $17.5 million. Subsequent to the draw, the JV Properties distributed approximately CAD $8.7 million to each partner.

As of March 31, 2026, approximately CAD $112.9 million was outstanding on the SmartCentres Financing.

The SmartCentres Financing is secured by first mortgages on each of the JV Properties. Interest on the SmartCentres Financing is a variable annual rate equal to the aggregate of: (i) the Adjusted Daily Compounded Canadian Overnight Repo Rate Average ("CORRA"), plus: (ii) an adjusted Daily Compounded CORRA adjustment of approximately 0.30%, plus (iii) a margin based on the External Credit Rating, plus (iv) a margin under the Senior Credit Facility, each as defined and described further in the MMCA. As of March 31, 2026, the total interest rate was approximately 5.26%.

The SmartCentres Financing matures on May 11, 2027, and may be extended annually as set forth in the MMCA. Monthly interest payments are initially capitalized on the outstanding principal balance. Upon a JV Property generating sufficient Net Cash Flow (as defined in the MMCA), the SmartCentres Financing provides for the commencement of quarterly payments of interest. The borrowings advanced pursuant to the SmartCentres Financing may be prepaid without penalty, subject to certain conditions set forth in the MMCA.

The SmartCentres Financing contains customary affirmative and negative covenants, agreements, representations, warranties and borrowing conditions (including a loan to value ratio of no greater than 70% with respect to each JV Property) and events of default, all as set forth in the MMCA. We serve as a full recourse guarantor with respect to 50% of the SmartCentres Financing.

Note 5. Debt

The Company’s secured debt is summarized as follows:

Debt	March 31, 2026	December 31, 2025	Interest Rate	Maturity Date
Huntington Credit Facility(1)	$86,520,367	$86,937,660	6.27%	11/30/2027
National Bank of Canada - Four Property Loan(2)	44,991,750	45,960,783	4.82%	1/8/2028
Skymar - Vancouver	13,000,000	13,000,000	7.55%	4/1/2030
Meridian Loan(3)	7,829,088	7,617,239	5.95%	1/31/2028
QuadReal - Seven Property Loan(4)	105,501,900	107,221,800	5.59%	4/1/2030
Skymar - Bradenton	9,120,000	9,120,000	7.50%	4/1/2030
SmartStop Bridge Loan	25,000,000	25,000,000	7.18%	6/30/2027
Debt issuance costs, net	(1,772,399)	(1,949,228)
Total Debt	$290,190,706	$292,908,254

(1)
As of March 31, 2026, this variable rate loan encumbers 11 properties (Phoenix I, Las Vegas, Phoenix II, Surprise, Apopka, Portland, Newark, Levittown, Chandler, St. Johns and Oxford). We entered into an interest rate swap agreement that fixes SOFR at 1.54% until the maturity of the loan.
(2)
This variable rate loan encumbers four properties (Burlington, Cambridge, North York and Edmonton) and the amount shown above is in USD based on the foreign exchange rate in effect as of March 31, 2026 and December 31, 2025, respectively. We entered into an interest rate swap agreement that fixes CORRA at 3.03% until the maturity of the loan.
(3)
This variable rate loan encumbers our Etobicoke, ONT development property and the amount shown above is in USD based on the foreign exchange rate in effect as of March 31, 2026 and December 31, 2025, respectively.
(4)
This fixed rate loan encumbers seven properties (Mississauga, Mississauga II, Burlington II, Hamilton, Vancouver, Woodbridge and Toronto) and the amount shown above is in USD based on the foreign exchange rate in effect as of March 31, 2026 and December 31, 2025, respectively.

The weighted average interest rate on our consolidated debt, excluding the impact of our interest rate hedging activities, as of March 31, 2026 was approximately 5.97%.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

MARCH 31, 2026

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

The Huntington Credit Facility is a term loan that has a maturity date of November 30, 2027. Payments due under the Huntington Credit Facility are interest-only during the initial term of the loan and principal and interest thereafter. In connection with the release of the Vancouver, WA and Bradenton properties, we amended the SOFR interest rate swap agreement entered on November 15, 2024 to change the notional amount to approximately $87.1 million.

On December 23, 2025, we terminated the SOFR Huntington Credit Facility swap entered on November 15, 2024 and entered into a new interest rate swap agreement with a notional amount of approximately $86.9 million, whereby SOFR is swapped at 2.29% through the maturity of the Huntington Credit Facility. On March 31, 2026, we terminated the SOFR Huntington Credit Facility swap entered on December 23, 2025 and entered into a new interest rate swap agreement with a notional amount of approximately $86.5 million, whereby SOFR is swapped at 1.54% through the maturity of the Huntington Credit Facility.

The amounts outstanding under the Huntington Credit Facility bear interest at a variable rate equal to the one month Term SOFR plus 2.61%, adjusted monthly, with a floor of 3.25%. As of March 31, 2026, the interest rate excluding the impact of our interest rate hedging activities on the Huntington Credit Facility was 6.27%. The loan may be prepaid in whole or in part, without penalty or premium, at any time, subject to certain conditions as set forth in the Credit Agreement.

The Credit Agreement contains certain customary representations and warranties, affirmative, negative and financial covenants, borrowing conditions, and events of default. We serve as a limited recourse guarantor with respect to the Huntington Credit Facility. In particular, the financial covenants include a minimum debt service coverage ratio and minimum net worth and liquid assets requirements applicable to us and our Operating Partnership as guarantors. As of March 31, 2026, we were in compliance with all such covenants.

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

On June 28, 2024, we amended the SmartStop Bridge Loan (the “SmartStop Bridge Loan Amendment”) to (i) increase the maximum borrowing capacity of the loan from $15.0 million to $25.0 million; and (ii) extend the maturity date by one-year until December 31, 2025. On July 29, 2024, we drew $8.0 million pursuant to the SmartStop Bridge Loan. On July 29, 2025, we drew $2.0 million pursuant to the SmartStop Bridge Loan. On December 22, 2025, we further amended the SmartStop Bridge Loan (the “Second SmartStop Bridge Loan Amendment”) to (i) extend the maturity date to June 30, 2027 and (ii) reduce the interest rate to SOFR plus 3.5% effective January 1, 2026. As of March 31, 2026, we had no available capacity on the SmartStop Bridge Loan.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

As of March 31, 2026, the interest rate on the SmartStop Bridge Loan was 7.18%. Payments under the SmartStop Bridge Loan are interest-only and payable monthly. The SmartStop Bridge Loan may be prepaid either in whole or in part, at any time, without penalty or premium.

The SmartStop Bridge Loan contains customary affirmative and negative covenants, agreements, representations, warranties and borrowing conditions, and events of default. As of March 31, 2026, we were in compliance with all such covenants.

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

MARCH 31, 2026

(Unaudited)

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

MARCH 31, 2026

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

Pursuant to the loan agreement for the National Bank of Canada — Four Property Loan (the “Four Property Loan Agreement”), amounts outstanding under the National Bank of Canada — Four Property Loan bear an interest rate equal to CORRA, plus a CORRA adjustment of approximately 0.30%, plus 2.25%. In addition, we entered into an interest rate swap agreement with a notional amount of CAD $64.0 million, whereby CORRA is fixed at approximately 3.03% that fixes the all in interest rate at 5.58% through the maturity of the National Bank of Canada — Four Property Loan. As of March 31, 2026, the interest rate excluding the impact of our interest rate hedging activities on the National Bank of Canada — Four Property Loan was 4.82%. The National Bank of Canada — Four Property Loan has an initial term of three years, maturing on January 8, 2028. Payments under the National Bank of Canada — Four Property Loan consist of both principal and interest, calculated using a 25-year amortization, and are payable monthly.

The Four Property Loan Agreement contains a modified debt service coverage ratio and customary affirmative, negative, and financial covenants, an interest reserve requirement, agreements, representations, warranties and borrowing conditions, and events of default, all as set forth in the Four Property Loan Agreement. We serve as a full recourse guarantor with respect to the National Bank of Canada — Four Property Loan. As of March 31, 2026, we were in compliance with all such covenants.

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

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Pursuant to the loan agreement for the Skymar - Vancouver Loan (the “Skymar Vancouver Loan Agreement”), amount outstanding under the Skymar - Vancouver Loan bears interest at an annual fixed rate equal to 7.55%. The Skymar — Vancouver Loan has a maturity date of April 1, 2030. Payments under the Skymar — Vancouver Loan are payable monthly and are interest-only until April 1, 2027 and are principal and interest thereafter. The Skymar — Vancouver Loan may be prepaid in whole, but not in part, at any time, subject to certain conditions as set forth in the Skymar Vancouver Loan Agreement. The loan documents contain agreements; representations; warranties and borrowing conditions; reserve requirements and events of default all as set forth in such loan documents. In addition, and pursuant to the terms of the limited recourse guaranty, we serve as a non-recourse guarantor with respect to the Skymar - Vancouver Loan. As of March 31, 2026, we were in compliance with all such covenants.

Meridian Financing

On March 6, 2025, we, through an indirect, wholly-owned special purpose entity, entered into a credit agreement with Meridian Credit Union Limited (the “Meridian Credit Agreement”) with a maximum borrowing capacity of approximately CAD $16.0 million (the "Meridian Loan"). At close, we borrowed approximately CAD $2.1 million. The Meridian Loan is secured by a first mortgage on our property in Etobicoke, Ontario Canada (the "Etobicoke Property"). The proceeds of the Meridian Loan will be used to fund development of a self storage facility on the Etobicoke Property. As of March 31, 2026 we had approximately CAD $10.9 million outstanding and approximately CAD $5.1 million of available capacity.

Pursuant to the Meridian Credit Agreement, amounts outstanding under the Meridian Loan bear interest at an annual rate equal to the Canada Prime Rate plus 1.50%, subject to a minimum all-in floor rate of 6.70% per annum. The Meridian Loan has an initial term of three years, maturing on March 5, 2028, with two six-month extension options. Payments under the Meridian Loan are interest-only and added to the outstanding principal balance. On February 25, 2026, we commenced operations on the Etobicoke Property.

On August 19, 2025, we modified the Meridian Credit Agreement and reduced the all-in floor rate to 5.20% per annum. As of March 31, 2026, the interest rate on the Meridian Loan was 5.95%.

The Meridian Credit Agreement contains customary affirmative, negative, and financial covenants, agreements, representations, warranties and borrowing conditions, and events of default. We serve as a full recourse guarantor with respect to the Meridian Loan. As of March 31, 2026, we were in compliance with all such covenants.

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

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

The QuadReal - Seven Property Loan Agreement also contains customary affirmative, negative, and financial covenants, agreements, representations, warranties and borrowing conditions, and events of default, all as set forth in the QuadReal - Seven Property Loan Agreement. We serve as a non-recourse guarantor with respect to the QuadReal — Seven Property Loan. In addition, we provided the lenders with a debt service guarantee. However, the debt service guarantee may be terminated early based on achieving two consecutive fiscal quarters at a specific debt service ratio of not less than 1.1 to 1.0, as described in the QuadReal — Seven Property Loan Agreement. As of March 31, 2026, we were in compliance with all such covenants.

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

Pursuant to the loan agreement for the Skymar Bradenton Loan (the "Skymar Bradenton Loan Agreement"), amounts outstanding under the Skymar - Bradenton Loan bear interest at an annual fixed rate equal to 7.50%. The Skymar - Bradenton Loan has a maturity date of April 1, 2030. Payments under the Skymar - Bradenton Loan are payable monthly and are interest-only until April 1, 2027 and are principal and interest thereafter. The Skymar - Bradenton Loan may be prepaid in whole, but not in part, at any time, subject to certain conditions as set forth in the Skymar - Bradenton Loan Agreement. The loan documents contain agreements; representations; warranties and borrowing conditions; reserve requirements and events of default all as set forth in such loan documents. In addition, and pursuant to the terms of the limited recourse guaranty, we serve as a non-recourse guarantor with respect to the Skymar - Bradenton Loan. As of March 31, 2026, we were in compliance with all such covenants.

The following table presents the future principal payment requirements on our outstanding secured debt as of March 31, 2026:

2026	1,939,714
2027	111,411,086
2028	51,474,737
2029	326,349
2030	126,811,219
Total payments	291,963,105
Debt issuance costs, net	(1,772,399)
Total	$290,190,706

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

MARCH 31, 2026

(Unaudited)

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

The change in the value of the portion of our settled and unsettled foreign currency hedge that is not designated for hedge accounting for GAAP is recorded in Foreign currency adjustment within our consolidated statements of operations and represented a gain of approximately none and $0.3 million for the three months ended March 31, 2026 and 2025, respectively.

The following table summarizes the terms of our derivative financial instruments as of March 31, 2026:

	Notional Amount	Strike	Effective Date	Maturity Date
Interest Rate Derivatives:
CORRA Swap - Four Property Loan(1)	$62,688,798	3.03%	January 9, 2025	January 10, 2028
SOFR Swap - Huntington Credit Facility(2)	$86,520,367	1.54%	March 2, 2026	November 30, 2027

(1)
Notional amount is denominated in CAD and has been designated as a cash flow hedge.
(2)
Notional amount is denominated in USD and has been designated as a cash flow hedge.

The following table summarizes the terms of our derivative financial instruments as of December 31, 2025:

	Notional Amount	Strike	Effective Date	Maturity Date
Interest Rate Derivatives:
CORRA Swap - Four Property Loan(1)	$63,011,768	3.03%	January 9, 2025	January 10, 2028
SOFR Swap - Huntington Credit Facility(2)	$86,937,660	2.29%	December 1, 2025	November 30, 2027
(1)
Notional amount is denominated in CAD and has been designated as a cash flow hedge.
(2)
Notional amount is denominated in USD and has been designated as a cash flow hedge.

The following table presents a gross presentation of the fair value of our derivatives financial instruments as well as their classification on our consolidated balance sheets as of March 31, 2026 and December 31, 2025:

	Asset/Liability Derivatives Fair Value
	March 31, 2026	December 31, 2025
Interest Rate Hedges:
Other assets	$2,842,020	$1,563,065
Accounts payable and accrued liabilities	$270,160	$496,702

The following table presents the effects of our derivative financial instruments on our consolidated statements of operations for the periods presented:

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

	Gain (loss) recognized in OCI for the three months ended March 31,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI for the three months ended March 31,		Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative for the three months ended March 31,
Type	2026	2025		2026	2025		2026	2025
Interest Rate Swaps	$652,292	$(1,348,615)	Interest Expense	$(162,037)	$2,474	Interest Expense	$—	$(291,024)
Interest Rate Caps	—	—	Interest Expense	—	74,923	Interest Expense	—	110,805
Foreign Currency Put	—	(155,256)	N/A	—	—	N/A	—	—
	$652,292	$(1,503,871)		$(162,037)	$77,397		$—	$(180,219)

Based upon the forward rates in effect as of March 31, 2026, we estimate that approximately $0.6 million related to our qualifying cash flow hedges will be reclassified to reduce interest expense during the next 12 months.

Note 7. Preferred Equity

Issuance of Series B Preferred Stock of Our Company

On May 1, 2023, we issued $150 million Preferred Shares of our Series B Convertible Preferred Stock pursuant to the Series B Purchase Agreement with Extra Space Storage LP (the “Investor”), a subsidiary of Extra Space Storage Inc. (NYSE: EXR). We paid the Investor an investment fee equal to 0.50% of the aggregate Purchase Price (as defined below) at the closing.

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

MARCH 31, 2026

(Unaudited)

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

MARCH 31, 2026

(Unaudited)

revenues for our last fiscal year and (v) permitting any individual other than H. Michael Schwartz to (A) serve as our Chairman or any similar role or (B) otherwise perform any of the duties typically performed by Mr. Schwartz in his capacity as Chairman as of the date of the Series B Purchase Agreement.

Investor's Right Agreement

On May 1, 2023, concurrent with our entry into the Series B Purchase Agreement, we and the Investor entered into an investors’ rights agreement (the “Investors’ Rights Agreement”). Pursuant to the Investors’ Rights Agreement, the Investor has the right to request us to register for resale under the Securities Act of 1933, as amended, shares of the Class A Common Stock issued to the Investor upon conversion of the Preferred Shares acquired pursuant to the Series B Purchase Agreement, subject to certain limitations. After the first anniversary of the issuance of the Preferred Shares, the Investor may request up to four demand registrations for an amount of shares equal to at least $15 million each. The Company is required to use our reasonable best efforts to (i) file a registration statement on Form S-3 within 30 days of such request (or a registration statement on Form S-11 or such other appropriate form within 60 days of such request) and (ii) cause such registration statement to become effective as promptly as practicable thereafter. The Investors’ Rights Agreement also grants the Investor certain “piggyback” registration rights.

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

As of March 31, 2026, there were 150,000 Preferred Shares outstanding with an aggregate liquidation preference of approximately $153.1 million, which consists of $150 million from the initial closing and approximately $3.1 million of accumulated and unpaid distributions.

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

MARCH 31, 2026

(Unaudited)

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

As of March 31, 2026, there were 1.4 million Series D Preferred Units outstanding with an aggregate liquidation preference of approximately $35.7 million, which consists of $35 million from the initial closing and approximately $0.7 million of accumulated and unpaid distributions.

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

MARCH 31, 2026

(Unaudited)

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

As of March 31, 2026, there were no Series E Preferred Stock outstanding.

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

Ranking: The Series E Preferred Units will, with respect to distribution rights and rights upon liquidation, dissolution, or winding up of our Operating Partnership, rank: (a) senior to the Common Units, and to all equity securities issued by our Operating Partnership the terms of which provide that such equity securities shall rank junior to such Series E Preferred Units; (b) on a parity with all equity securities issued by the operating partnership other than those referred to in clauses (a) and (c); and (c) junior to all equity securities issued by the operating partnership the terms of which provide that such equity

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

securities shall rank senior to the Series E Preferred Units, including the Series B Convertible Preferred Units and the Series D Preferred Units. The term “equity securities” shall not include convertible debt securities.

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

Note 8. Segment Disclosures

Our business is composed of one reportable segment: self storage operations. Within our self storage operations segment, as of March 31, 2026 and December 31, 2025, approximately $287.7 million and $293.4 million, respectively, of our assets relate to our operations in Canada. For the three months ended March 31, 2026 and 2025 approximately $4.3 million and approximately $4.0 million, respectively, of our revenues in the self storage segment related to our operations in Canada.

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

The following tables summarize information for the reportable segments for the three months ended March 31, 2026 and 2025:

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues:
Self storage rental revenue	$7,779,946	$7,303,641
Ancillary operating revenue	44,867	45,717
Total revenues	7,824,813	7,349,358
Operating expenses:
Property operating expenses
Property taxes	985,319	934,540
Payroll	690,644	569,146
Advertising	237,748	243,730
Repairs & maintenance	321,243	312,190
Utilities	416,709	368,135
Property insurance	145,664	139,609
Administrative and professional	440,158	371,730
Total property operating expenses	3,237,485	2,939,080
Other operating expenses:
Property operating expenses – affiliates	1,362,162	1,240,267
General and administrative	1,514,750	1,703,808
Depreciation	3,292,788	3,118,402
Acquisition expenses	239,079	121,896
Total other operating expenses	6,408,779	6,184,373
Operating loss:	(1,821,451)	(1,774,095)
Other income (expense):
Interest expense	(4,132,099)	(4,107,295)
Interest expense – debt issuance costs	(159,852)	(488,397)
Derivative fair value adjustment	—	(531,449)
Other income (expense)	21,913	79,014
Equity in loss of unconsolidated real estate ventures	(813,829)	(222,528)
Foreign currency adjustment	(1,730,274)	(195,936)
Net loss	$(8,635,592)	$(7,240,686)

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

Organization and Offering Costs

Organization and offering costs of the Private Offering paid by our Advisor on our behalf will be reimbursed to our Advisor. In addition, organization and offering costs of the Public Offering have been paid and will continue to be paid by our Advisor on our behalf and will be reimbursed to our Advisor; provided, however, that our Advisor funded, and was not

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

reimbursed for, 1.0% of the gross offering proceeds from the sale of Class W shares towards payment of organization and offering expenses. Organization and offering costs consist of all expenses (other than sales commissions, the dealer manager fee, stockholder servicing fees and dealer manager servicing fees) to be paid by us in connection with the Private Offering and Public Offering, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable organization and offering expenses, including, but not limited to, (i) amounts to reimburse our Advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of our Advisor and its affiliates in connection with registering and marketing our shares; (ii) technology costs associated with the Private Offering and Public Offering; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses. Our Advisor will be required to reimburse us within 60 days after the end of the month which the Public Offering terminates to the extent we paid or reimbursed organization and offering costs (including sales commissions, dealer manager fees, stockholder servicing fees, and dealer manager servicing fees) in excess of 15% of the gross offering proceeds from the Primary Offering. As of March 31, 2026, organization and offering costs from the Primary Offering were less than 15% of gross proceeds from the Primary Offering.

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

Our Advisory Agreement provides for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us. Beginning four fiscal quarters after commencement of the Public Offering, pursuant to our Advisory Agreement, our Advisor is required to pay or reimburse us the amount by which our aggregate annual operating expenses, as defined, exceed the greater of 2% of our average invested assets or 25% of our net income, as defined, unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For any fiscal quarter for which total operating expenses for the 12 months then ended exceed the limitation, we will disclose this fact in our next quarterly report or within 60 days of the end of that quarter and send a written disclosure of this fact to our stockholders. In each case the disclosure will include an explanation of the factors that the independent directors considered in arriving at the conclusion that the excess expenses were justified. As of March 31, 2026, our aggregate annual operating expenses, as defined, did not exceed the threshold described above.

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

MARCH 31, 2026

(Unaudited)

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

Conversion Into Class A Units: The Series C Units shall automatically convert into Class A Units on a one-to-one basis upon our disclosure of an estimated net asset value per share equal to at least $10.00 per share (the “Initial NAV Hurdle”) for each of the Class A, Class T, Class W, Class P, Class Y, and Class Z shares calculated net of the value of Series C Units to be converted for those Series C Units issued at or below the Initial NAV Hurdle; provided, the Initial NAV Hurdle shall be increased to the new NAV (the “New NAV Hurdle”) for those Series C Units, if any, issued at an offering price in excess of $10.00 per share in the event that the NAV and resulting offering price are increased in the future as a result of calculating and reporting the NAV. For the avoidance of doubt, some or all of the Series C Units issued pursuant to the Initial NAV Hurdle may convert at the time of disclosing that the Initial NAV Hurdle has been met. In the event of an extraordinary transaction (such as a merger, tender offer, or sale of all or substantially all of our assets) prior to such conversion, the Series C Units shall automatically convert into Class A Units on a one-to-one basis immediately prior to the closing of the extraordinary transaction if the transaction amount exceeds the Initial NAV Hurdle for each of the Class A, Class T, Class W, Class P, Class Y, and Class Z shares for those Series C Units issued at or below the Initial NAV Hurdle calculated net of the value of the Series C Units to be converted; provided, the transaction amount exceeds the New NAV Hurdle for each of the Class A, Class T, Class W, Class P, Class Y, and Class Z shares for those Series C Units issued at an offering price in excess of $10.00 per share in the event that the NAV and resulting offering price is increased in the future as a result of calculating and reporting the NAV. We have agreed to conduct a NAV in accordance with the requirements set forth in FINRA 15-02 (i.e., the first NAV must be conducted within 150 days following the second anniversary of commencement of our Public Offering and annually thereafter) and the Investment Program Association Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs issued in April 2013. On March 20, 2026, we declared an Estimated Per Share NAV of $10.00 calculated as of September 30, 2025. No Series C Units were converted to Class A Units as a result of this Estimated Per Share NAV being declared.

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

MARCH 31, 2026

(Unaudited)

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

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the year ended December 31, 2025 and the three months ended March 31, 2026, as well as any related amounts payable as of December 31, 2025 and March 31, 2026:

	Year Ended December 31, 2025			Three Months Ended March 31, 2026
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Operating expenses	$9,059,444	$15,589,065	$2,770,160	$4,535,118	$869,003	$6,436,275
Asset management fees	4,402,526	5,714,373	1,136,501	1,146,710	474,980	1,808,231
Property management fees	1,871,969	2,404,038	618,620	477,483	184,309	911,794
Acquisition expenses (1)	388,834	1,217,631	149,576	128,280	—	277,856
Preferred Equity
Offering Costs	350,000	350,000	—	—	—	—
Total	$16,072,773	$25,275,107	$4,674,857	$6,287,591	$1,528,292	$9,434,156

(1)
Amounts include third party acquisition expenses paid by our Sponsor and reimbursed by the Company.

Tenant Programs

We may offer Tenant Programs to customers at our properties pursuant to which our Property Manager or an affiliate is entitled to substantially all of the net revenue attributable to the sale of Tenant Programs at our properties.

In order to protect the interest of the Property Manager in receiving these revenues in light of the fact that we control the properties and, hence, the ability of the Property Manager to receive such revenues, we and an affiliate of our Property Manager agreed to transfer our respective rights in such revenue to a joint venture entity owned 0.1% by our TRS subsidiary and 99.9% by our Property Manager’s affiliate (the “PM Affiliate”). Under the terms of the operating agreement of the joint venture entity, dated March 8, 2021 (the “JV Agreement”), our TRS receives 0.1% of the net revenues generated from such Tenant Programs and the PM Affiliate receives the other 99.9% of such net revenues. The JV Agreement further provides, among other things, that if a member or its affiliate terminates all or substantially all of the property management agreements or defaults in its material obligations under the JV Agreement or undergoes a change of control, as defined, (the “Triggering Member”), the other member generally shall have the right (but not the obligation) to either (i) sell all of its interest in the joint venture to the Triggering Member at fair market value (as agreed upon or as determined under an appraisal process) or

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

(ii) purchase all of the Triggering Member’s interest in the joint venture at 95% of fair market value. During the three months ended March 31, 2026 and 2025, an affiliate of our Property Manager received net revenue from this joint venture of approximately $0.4 million and $0.3 million, respectively.

Storage Auction Program

Our Sponsor owns a minority interest in a company that owns 50% of an online auction company (the “Auction Company”) that serves as a web portal for self storage companies to post their auctions for the contents of abandoned storage units online instead of using live auctions conducted at the self storage facilities. The Auction Company receives a service fee for such services. During the three months ended March 31, 2026 and 2025, we paid approximately $2,500 and $2,000 in fees to the Auction Company related to our properties, respectively. Our properties will receive the proceeds from such online auctions.

Note 10. Commitments and Contingencies

Distribution Reinvestment Plan

We adopted a distribution reinvestment plan that will allow our stockholders to have distributions otherwise distributable to them invested in additional shares of our common stock at a price equal to the then-current offering price for each class of share.

On October 2, 2023, the Company’s board of directors approved the Second Amended and Restated Distribution Reinvestment Plan (the “Second Amended and Restated DRP”) of the Company to include, as eligible participants, stockholders holding Class Y shares and stockholders holding Class Z shares. The Second Amended and Restated DRP replaced the prior distribution reinvestment plan. The distribution reinvestment plan was also amended and restated to state that the purchase price for shares pursuant to the Second Amended and Restated DRP shall be $9.30 per share for all classes of shares. In conjunction with the board of directors’ declaration of a new estimated value per share of our common stock on March 20, 2026, any shares sold pursuant to our distribution reinvestment plan will be sold at our new estimated value per share of $10.00 per Class A shares, Class P shares, Class T shares, Class W shares, Class Y shares and Class Z shares under our distribution reinvestment plan. The Second Amended and Restated DRP became effective on November 11, 2023. No sales commission or dealer manager fee will be paid on shares sold through the distribution reinvestment plan. We may amend or terminate the distribution reinvestment plan for any reason at any time upon 10 days' prior written notice to stockholders.

As of March 31, 2026, we have sold approximately 1.2 million Class P shares, approximately 0.3 million Class A shares, approximately 0.4 million Class T shares, approximately 62,000 Class W shares, approximately 0.3 million Class Y shares and approximately 14,000 Class Z shares for gross proceeds of approximately $21.3 million pursuant to the distribution reinvestment plan.

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

On October 2, 2023, the Company’s board of directors approved an amendment to the Company’s share redemption program. Pursuant to the share redemption program, as amended, for Class A shares, Class T shares, Class W shares, Class Y shares, and Class Z shares, the redemption price per share will be equal to 93% of the most recently published estimated net asset value of the applicable share class. On March 20, 2026, our board of directors approved an estimated net asset value per share of $10.00.

The redemption price per for Class P shares purchased in the Private Offering will depend on the length of time such stockholders have held such shares as follows (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock):

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

For the three months ended March 31, 2026 we received redemption requests totaling approximately $0.1 million. The redemption requests were included in accounts payable and accrued liabilities as of March 31, 2026 and fulfilled in April 2026. For the three months ended March 31, 2025 we received redemption requests totaling approximately $0.2 million. The redemption requests were included in accounts payable and accrued liabilities as of March 31, 2025 and fulfilled in April 2025.

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

MARCH 31, 2026

(Unaudited)

Other Contingencies

From time to time, we are party to legal proceedings that arise in the ordinary course of our business. We are not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by governmental authorities.

Note 11. Declaration of Distributions

Cash Distribution Declaration

On March 27, 2026, our board of directors declared a daily distribution rate of approximately $0.001698 per day per share on the outstanding shares of common stock payable to Class A, Class T, Class W, Class P, Class Y and Class Z stockholders of record of such shares as shown on our books at the close of business on each day of the period commencing on April 1, 2026 and ending June 30, 2026. In connection with this distribution, stockholders who hold Class T and Class Y shares, will be paid an amount equal to approximately $0.001698 per day less the stockholder servicing fee payable per share per day. Such distributions payable to each stockholder of record during a month will be paid the following month.

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

Note 13. Subsequent Events

Series E Offering Status

As of May 12, 2026, in connection with our Series E Preferred Offering we have issued approximately 51,800 Series E Preferred shares for gross offering proceeds of approximately $0.5 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto contained elsewhere in this report. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should also be read in conjunction with our consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025. See also “Cautionary Note Regarding Forward Looking Statements” preceding Part I.

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

On February 26, 2021, pursuant to a confidential private placement memorandum, we commenced a private offering (the “Private Offering”) of up to $200,000,000 in shares of our common stock and $20,000,000 shares of common stock pursuant to our distribution reinvestment plan. Please see Note 1 of the Notes to the Consolidated Financial Statements contained elsewhere in this report for additional information. The primary portion of the Private Offering was terminated on March 17, 2022. We received approximately $100.7 million in offering proceeds from the sale of our common stock pursuant to the Private Offering. Through our distribution reinvestment plan, we have issued approximately 1.2 million Class P shares for gross proceeds of approximately $11.7 million.

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

On May 20, 2025, our board of directors approved the termination of the Primary Offering, effective as of May 30,2025, based upon various factors, including the costs of maintaining a public registration of our common stock, the robust size of our portfolio of properties, and our shift in focus to continued portfolio stabilization and performance. The termination of the Primary Offering occurred on May 30, 2025. We sold approximately 2.9 million Class A shares for gross offering proceeds of approximately $30.3 million, approximately 4.8 million Class T shares for gross offering proceeds of approximately $48.1 million, approximately 0.7 million Class W shares for gross offering proceeds of approximately $6.3 million, approximately 5.2 million Class Y shares for gross offering proceeds of approximately $50.6 million, and approximately 0.6 million Class Z shares for gross offering proceeds of approximately $5.5 million in the Primary Offering.

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

As of March 31, 2026, we have issued approximately 1.2 million Class P shares, approximately 0.3 million Class A shares, approximately 0.4 million Class T shares, approximately 62,000 Class W shares, approximately 0.3 million Class Y shares and approximately 14,000 Class Z shares for gross proceeds of approximately $21.3 million through our distribution reinvestment plan.

We have invested the net proceeds from our Private Offering and Public Offering primarily in self storage facilities consisting of both income-producing and growth properties located in the United States and Canada. As of March 31, 2026, we owned 25 operating self storage properties located in seven states (Arizona, Delaware, Florida, Nevada, Oregon, Pennsylvania and Washington) and three Canadian provinces (Alberta, British Columbia and Ontario), 50% equity interests in five unconsolidated real estate ventures located in two Canadian provinces (Ontario and Quebec). Our unconsolidated real estate ventures consist of four operating self storage properties in the lease-up phase and one parcel of land that is being developed into a self storage facility, with subsidiaries of SmartCentres owning the other 50% of such entity and one development property in Florida.

As of March 31, 2026, our operating self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)	Rental Income %(4)
Alberta	1	495	48,800	2%	89%	3%
Arizona	4	2,850	378,720	17%	91%	15%
British Columbia	1	925	59,180	3%	89%	4%
Delaware	1	820	80,545	4%	88%	3%
Florida	4	2,585	334,615	15%	91%	11%
Nevada	1	335	51,900	2%	91%	3%
Ontario(5)	10	9,765	1,050,035	47%	79%	49%
Oregon	1	520	55,830	2%	93%	3%
Pennsylvania	1	810	78,040	3%	91%	4%
Washington	1	1,095	99,745	5%	94%	5%
	25	20,200	2,237,410	100%	85%	100%

(1)
Includes all rentable units, consisting of storage units and parking units (approximately 725 units).
(2)
Includes all rentable square feet consisting of storage units and parking units (approximately 209,320 square feet).
(3)
Represents the occupied square feet of all facilities we owned in a state divided by total rentable square feet of all the facilities we owned in such state as of March 31, 2026.
(4)
Represents rental income for all facilities we own in a state divided by our total rental income for the month ended March 31, 2026.
(5)
We commenced operations on the Etobicoke Property on February 25, 2026 and occupancy as of March 31, 2026 was approximately 3%. The property consist of approximately 980 units and 90,300 net rentable square feet.

Development Properties

Bradenton Land

On February 16, 2023, we, through an indirect, wholly-owned subsidiary of our Operating Partnership, acquired a parcel of land adjacent to our property in Bradenton, Florida (the “Bradenton Land”) from an unaffiliated third party. The purchase price for the Bradenton Land was approximately $1.4 million, plus closing costs and an acquisition fee to our advisor. We are in the process of expanding our current self storage property on the Bradenton Land. As of March 31, 2026, estimated development cost to complete the expansion are approximately $1.4 million, which we expect to fund with a combination of net proceeds from our Series E Preferred Offering and/or potential future debt financing.

Etobicoke Land

On March 27, 2023, we, through an indirect, wholly-owned subsidiary of our operating partnership, acquired a parcel of land to be developed into a self storage facility located in Etobicoke, in the city of Toronto, Ontario (the “Etobicoke Land”) from an unaffiliated third party. The purchase price for the Etobicoke Land was approximately CAD $2.2 million, plus closing costs and an acquisition fee to our advisor. On February 25, 2026, we substantially completed development and commenced operations at the Etobicoke Property. As of March 31, 2026, our cost to complete development is approximately CAD $4.7 million, which we expect to fund with a combination of net proceeds from our Primary offering and/or the Meridian financing, as described below.

On March 6, 2025, we through wholly-owned subsidiary of our operating partnership, entered into a credit agreement with Meridian Credit Union Limited ("Meridian") with a maximum borrowing capacity of CAD $16.0 million. As of March 31, 2026, we had drawn approximately CAD $10.9 million and have CAD $5.1 million available. Please see Note 5 - Debt of the Notes to the Consolidated Financial Statements contained elsewhere in this report for additional information.

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

The following table summarizes our 50% ownership interests in unconsolidated real estate ventures as of March 31, 2026:

	Location	Date Real Estate Venture Acquired Land	Real Estate Venture Status	Completion Date or estimated completion	Units	Net Rentable Sq. Ft.
Toronto (1)	Toronto, Ontario	April 2021	Operational	June 2025	1,420	101,855
Toronto II (1)	Toronto, Ontario	December 2021	Operational	April 2025	1,580	114,535
Dorval (1)	Dorval, Quebec	February 2023	Operational	June 2025	1,290	112,280
Hamilton (1)	Hamilton, Ontario	November 2023	Operational	October 2024	950	97,095
Montreal (1)(2)	Montreal, Quebec	January 2024	Under Development	First half of 2026	1,450	124,000
					6,690	549,765
(1)
As of March 31, 2026, these five JV Properties were encumbered by first mortgages pursuant to the SmartCentres Financing (defined below).
(2)
Approximate units and net rentable square feet at completion.

As of March 31, 2026, our 50% share of development costs are currently expected to be approximately CAD $3.7 million for the Montreal Property, which we expect to be funded with a combination of net proceeds from our Series E Preferred Offering and/or the SmartCentres Financing.

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

On February 19, 2026, the JV Properties amended the SmartCentres Financing to: (i) extend the maturity date by one-year until May 11, 2027; (ii) add the Montreal Property as a borrower under the SmartCentres Financing, and (iii) draw approximately CAD $17.5 million. Subsequent to the draw, the JV Properties distributed approximately CAD $8.7 million to each partner. As of March 31, 2026, approximately CAD $112.9 million was outstanding on the SmartCentres Financing.

The SmartCentres Financing is secured by first mortgages on each of the JV Properties. Interest on the SmartCentres Financing is a variable annual rate equal to the aggregate of: (i) the Adjusted Daily Compounded Canadian Overnight Repo Rate Average (“CORRA”), plus: (ii) an adjusted Daily Compounded CORRA adjustment of approximately 0.30%, plus (iii) a margin based on the External Credit Rating, plus (iv) a margin under the Senior Credit Facility, each as defined and described further in the MMCA. As of March 31, 2026, the total interest rate was approximately 5.26%.

The SmartCentres Financing matures on May 11, 2027, and may be extended annually as set forth in the MMCA. Monthly interest payments are initially capitalized on the outstanding principal balance. Upon a JV Property generating sufficient Net Cash Flow (as defined in the MMCA), the SmartCentres Financing provides for the commencement of quarterly payments of interest. The borrowings advanced pursuant to the SmartCentres Financing may be prepaid without penalty, subject to certain conditions set forth in the MMCA.

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

Recent Tax Legislation

Effective July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. Certain provisions of OBBBA modified U.S. tax law and impact us and our stockholders. Among other changes, this legislation (i) permanently extended the 20% deduction for “qualified REIT dividends” for individuals and other non-corporate taxpayers under Section 199A of the Code, (ii) permanently reinstated 100% bonus depreciation for certain property acquired after January 19, 2025, (iii) increased the percentage limit under the REIT asset test applicable to taxable REIT subsidiaries from 20% to 25% for taxable years beginning after December 31, 2025, and (iv) increased the base on which the 30% interest deduction limit under Section 163(j) of the Code applies by excluding depreciation, amortization and depletion from the definition of “adjusted taxable income” for taxable years beginning after December 31, 2024. The provisions of OBBBA did not have a material impact to our Consolidated Financial Statements.

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

On March 10, 2021, we commenced formal operations and we acquired our first six self storage properties during 2021. During 2022 and 2023, we acquired 18 self storage properties primarily in the lease up phase. As of March 31, 2026 and 2025, we owned 25 and 24 operating self storage facilities, respectively. Our operating results for the three months ended March 31, 2026 include full period results for 24 properties and partial period results for one self storage facility we commenced operations during the first quarter of 2026. Our operating results for the three months ended March 31, 2025 include full period results for 24 properties. Operating results in future periods will depend on the results of operations of these properties and the real estate properties that we acquire in the future.

Comparison of the three months ended March 31, 2026 and 2025

Total Revenues

Total revenues for the three months ended March 31, 2026 and 2025 were approximately $7.8 million and approximately $7.3 million, respectively. The increase in total revenue of approximately $0.5 million, or 6%, is attributable to an increase in non same-store revenue of approximately $0.3 million due to the lease-up of our non-stabilized properties and an increase in same-store revenues of approximately $0.2 million primarily due to increased rates. We expect total revenues to increase in the future commensurate with our future acquisition activity and lease-up of our non-stabilized properties.

Property Operating Expenses

Property operating expenses for the three months ended March 31, 2026 and 2025 were approximately $3.2 million and approximately $2.9 million, respectively. Property operating expenses include the costs to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses is primarily attributable to an increase in real estate taxes and payroll. We expect property operating expenses to increase in the future as our operational activity increases but decrease as a percentage of total revenues as we lease-up our non-stabilized properties.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the three months ended March 31, 2026 and 2025 were approximately $1.4 million and approximately $1.2 million, respectively. Property operating expenses – affiliates includes property management fees, asset management fees and advisory contract amortization. We expect property operating expenses – affiliates to increase in the future as our operational activity increases.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2026 and 2025 were approximately $1.5 million and approximately $1.7 million, respectively. General and administrative expenses consist primarily of legal expenses, directors’ and officers’ insurance, transfer agent fees, an allocation of a portion of our Advisor’s payroll related costs, professional and accounting expenses and board of directors related costs. The decrease in general and administrative expenses of approximately $0.2 million is primarily attributable to lower marketing related costs. We expect general and administrative expenses to increase in the future as our operational activity increases, but decrease as a percentage of total revenue.

Depreciation Expenses

Depreciation expense for the three months ended March 31, 2026 and 2025 were approximately $3.3 million and approximately $3.1 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. The increase in depreciation of approximately $0.2 million is primarily attributable to depreciation related to fixed assets placed into service after March 31, 2025. We expect depreciation expense to increase in future periods commensurate with our future acquisition activity.

Acquisition Expenses – Affiliates

Acquisition expenses – affiliates for each of the three months ended March 31, 2026 and 2025 were approximately $0.1 million. Acquisition expenses primarily relate to the costs associated with our potential acquisitions prior to the acquisitions becoming probable in accordance with our capitalization policy. We expect acquisition expenses- affiliates to fluctuate in the future commensurate with our acquisition activity.

Other Property Acquisition Expenses

Other property acquisition expenses of the three months ended March 31, 2026 and 2025 were approximately $0.1 million and $14,000, respectively. Acquisition expenses primarily relate to the costs associated with our potential acquisitions prior to the acquisitions becoming probable in accordance with our capitalization policy. We expect other property acquisition expenses to fluctuate in the future commensurate with our acquisition activity.

Interest Expense

Interest expense for each of the three months ended March 31, 2026 and 2025 was approximately $4.1 million. Interest expense includes interest expense on our debt and the impact of our interest rate derivatives designated for hedge accounting. We expect interest expense to fluctuate in the future commensurate with our future debt level and interest rates.

Interest Expense – Debt Issuance Costs

Interest expense – debt issuance costs for the three months ended March 31, 2026 and 2025 were approximately $0.2 million and approximately $0.5 million, respectively. The decrease is primarily related to the write off of approximately $0.3 million in debt issue cost related to the first quarter of 2025 refinances in accordance with GAAP. Interest expense – debt issuance costs reflects the amortization of fees incurred in connection with obtaining financing. We expect interest expense – debt issuance costs to increase commensurate with our future financing activity.

Derivative fair value adjustment

Derivative fair value adjustment for the three months ended March 31, 2026 and 2025 was none and $0.5 million, respectively. Derivative fair value adjustment consists of fair market value adjustment of our interest rate derivatives we elected not to apply hedge accounting. We expect the derivative fair value adjustment to change in the future based upon changes in interest rates.

Equity in loss of unconsolidated real estate ventures

Losses from our equity method investments in the JV Properties for the three months ended March 31, 2026 and 2025 were approximately $0.8 million and $0.2 million, respectively. Losses from our equity method investments in the JV Properties consists of our allocation of earnings and losses from our unconsolidated joint ventures. The increase in equity in loss of unconsolidated real estate ventures relates to the completion of construction and start of property lease up of four JV properties during 2025. We expect Equity in loss of unconsolidated real estate ventures to decrease in the future as their operational activity increases and the properties lease up.

Foreign currency adjustment

Foreign currency loss for the three months ended March 31, 2026 and 2025 was approximately $1.7 million and approximately $0.2 million, respectively. Foreign currency adjustment consists of changes in foreign currency related to our net investments in unconsolidated real estate ventures not classified as long term in accordance with GAAP. We expect foreign currency adjustment to change in the future based upon changes in exchange rates, as well as future net investments in real estate in currencies other than United States dollars.

Same-Store Facility Results - three months ended March 31, 2026 and 2025

The following table sets forth operating data for our same-store facilities (stabilized and comparable properties that have been included in the consolidated results of operations since January 1, 2025) for the three months ended March 31, 2026 and 2025. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition, lease up, or development activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
	2026	2025	% Change	2026	2025	% Change	2026	2025	% Change
Revenues(1)	$5,304,671	$5,090,438	4.2%	$2,520,142	$2,258,920	N/M	$7,824,813	$7,349,358	6.5%
Property operating expenses(2)	2,214,683	2,061,446	7.4%	1,500,285	1,323,066	N/M	3,714,968	3,384,512	9.8%
Net operating income	$3,089,988	$3,028,992	2.0%	$1,019,857	$935,854	N/M	$4,109,845	$3,964,846	3.7%
Number of Facilities	16	16		9	8		25	24
Rentable square feet(3)	1,361,225	1,361,225		876,185	785,885		2,237,410	2,147,110
Average physical occupancy(4)	90.3%	91.8%	-1.5%	77.6%	84.2%	N/M	85.4%	89.0%	-3.6%
Annualized rent per occupied square foot(5)	$17.81	$16.83	5.8%	N/M	N/M	N/M	$17.30	$16.29

N/M Not meaningful

(1)
Revenue includes rental revenue, ancillary revenue, administrative and late fees.
(2)
Property operating expenses excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization expense and acquisition expenses, but includes property management fees.
(3)
Of the total rentable square feet, parking represented approximately 199,780 square feet as of March 31, 2026 and 2025. On a same-store basis, for the same periods, parking represented approximately 109,000 square feet.
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

Our increase in same-store revenue of approximately $0.2 million was primarily the result of an increase in revenue per occupied square foot of approximately 5.8% for the three months ended March 31, 2026 over the three months ended March 31, 2025 offset by a decrease in average physical occupancy of approximately 1.5%.

Our same-store property operating expenses increased by approximately $0.2 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily related to an increase in real estate taxes and payroll.

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

The following table presents a reconciliation of net loss as presented on our consolidated statements of operations to net operating income, as stated above, for the periods indicated:

	Three Months Ended
	March 31, 2026	March 31, 2025
Net Loss	$(8,635,592)	$(7,240,686)
Adjusted to exclude:
Asset management fees(1)(2)	884,679	794,835
General and administrative	1,514,750	1,703,808
Depreciation	3,292,788	3,118,402
Acquisition expenses—affiliates	128,280	107,876
Other property acquisition expenses	110,799	14,020
Interest expense	4,132,099	4,107,295
Interest expense—debt issuance costs	159,852	488,397
Derivative fair value adjustment	—	531,449
Other income, net	(21,913)	(79,014)
Equity in loss of unconsolidated real estate ventures	813,829	222,528
Foreign currency adjustment	1,730,274	195,936
Total property net operating income	$4,109,845	$3,964,846
(1)
Asset management fees are included in Property operating expenses – affiliates in the consolidated statements of operations.
(2)
Includes amortization of Advisor contract of approximately $0.3 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively.

Liquidity and Capital Resources

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended
	March 31, 2026	March 31, 2025	Change
Net cash flow provided by (used in):
Operating activities	$1,258,932	$(1,293,662)	$2,552,594
Investing activities	4,511,941	(4,010,269)	8,522,210
Financing activities	(6,114,601)	4,588,296	(10,702,897)

Cash flows provided by (used in) operating activities for the three months ended March 31, 2026 and 2025 were approximately $1.3 million and approximately $(1.3) million, respectively, a change of approximately $2.6 million. The increase in cash provided by our operating activities is primarily the result of change in operating assets and liabilities.

Cash flows provided by (used in) investing activities for the three months ended March 31, 2026 and 2025 were approximately $4.5 million and approximately $(4.0) million, respectively, a change of approximately $8.5 million. The increase in cash provided by our investing activities is primarily the result of $6.4 million return of capital on investments in unconsolidated real estate ventures.

Cash flows provided by (used in) financing activities for the three months ended March 31, 2026 and 2025 were approximately $(6.1) million and approximately $4.6 million, respectively, a change of approximately $10.7 million. The decrease in cash provided by our financing activities is primarily the result of a decrease in net debt proceeds totaling $3.9 million and a decrease in gross proceeds from the issuance of common stock by $6.6 million.

Short-Term Liquidity and Capital Resources

Our liquidity needs consist primarily of our property operating expenses, general and administrative expenses, debt service payments, capital expenditures, property acquisitions, development costs for joint venture and wholly owned investments and distributions to our stockholders, preferred stockholders and limited partners in our Operating Partnership, as necessary to maintain our REIT qualification. We generally expect that we will meet our short-term liquidity requirements from the combination of cash on hand, proceeds from our issuance of equity instruments, proceeds from secured and unsecured financing from banks or other lenders, and net cash provided from property operations.

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

Preferred Stock and Preferred Units

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

Common Stock

We commenced paying distributions to our stockholders in March 2021 and intend to continue to pay regular distributions to our stockholders. If we are not generating operating cash flow sufficient to fund distributions to our stockholders, we may decide to make stock distributions or to make distributions using a combination of stock and cash, or to fund some or all of our distributions from the proceeds of our offerings or from borrowings in anticipation of future cash flow, which may reduce the amount of capital we ultimately invest in properties. Because substantially all of our operations will be performed indirectly through our Operating Partnership, our ability to pay distributions depends in large part on our Operating Partnership’s ability to pay distributions to its partners, including to us. In the event we do not have enough cash from operations to fund cash distributions, we may borrow, issue additional securities or sell assets in order to fund the distributions or make the distributions out of net proceeds from an offering. Therefore, it is likely that some or all of the distributions that we make could represent a return of capital to stockholders. Though we have no present intention to make in-kind distributions, we are authorized by our charter to make in-kind distributions of readily marketable securities, distributions of beneficial interests in a liquidating trust established for our dissolution and the liquidation of our assets in accordance with the terms of the charter or distributions that meet all of the following conditions: (a) our board of directors advises each stockholder of the risks associated with direct ownership of the property; (b) our board of directors offers each stockholder the election of receiving such in-kind distributions; and (c) in-kind distributions are only made to those stockholders who accept such offer.

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

•
the amount of time required for us to invest the funds received in an offering;
•
our operating and interest expenses;
•
the amount of distributions or dividends received by us from our real estate investments;
•
our ability to keep our properties occupied;
•
our ability to maintain or increase rental rates;
•
the performance of our lease-up, development and redevelopment properties;
•
any significant delays in construction for development or redevelopment properties;
•
construction defects or capital improvements;
•
capital expenditures and reserves for such expenditures;
•
the issuance of additional shares;
•
financings and refinancings;
•
dividends with respect to the outstanding shares of our Series B Convertible Preferred Stock and our Series E Preferred Stock; and
•
dividends with respect to the outstanding units of our Series D Cumulative Redeemable Preferred units in our Operating Partnership.

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

The following shows our cash distributions and the sources of such cash distributions for the respective periods presented:

	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
Distributions paid in cash — common stockholders	$2,196,856		$2,047,641
Distributions paid in cash — preferred stockholders	3,156,986		3,148,361
Distributions paid in cash — Operating Partnership unitholders	84,089		83,930
Distributions reinvested	1,653,126		1,600,498
Total distributions	$7,091,057		$6,880,430
Source of distributions
Cash flows provided by operations	$1,258,932	17.8%	$—	0.0%
Cash flows provided by investing	4,178,999	58.9%	—	0.0%
Proceeds from offerings	—	0.0%	5,279,932	76.7%
Offering proceeds from distribution reinvestment plan	1,653,126	23.3%	1,600,498	23.3%
Total sources	$7,091,057	100.0%	$6,880,430	100.0%

From our inception through March 31, 2026, we have paid cumulative distributions of approximately $85.7 million, as compared to cumulative net loss attributable to our common stockholders of approximately $160.0 million, cumulative net loss attributable to our common stockholders reflects non-cash depreciation and amortization of approximately $54.4 million, and acquisition related expenses of approximately $6.1 million.

For the three months ended March 31, 2026, we paid distributions of approximately $7.1 million, as compared to a net loss attributable to our common stockholders of approximately $12.1 million. Net loss attributable to our common stockholders for the three months ended March 31, 2026, reflects non-cash depreciation of approximately $3.3 million and acquisition related expenses of approximately $0.2 million.

For the three months ended March 31, 2025, we paid distributions of approximately $6.9 million, as compared to a net loss attributable to our common stockholders of approximately $10.2 million. Net loss attributable to our common stockholders for the three months ended March 31, 2025, reflects non-cash depreciation of approximately $3.1 million and acquisition related expenses of approximately $0.1 million.

Indebtedness

As of March 31, 2026, our total indebtedness was approximately $290.2 million which included approximately $164.4 million of variable rate debt and approximately $127.6 million of fixed rate debt, less approximately $1.8 million in net debt issuance costs. See Note 5 – Debt, of the Notes to the Consolidated Financial Statements contained in this report for more information about our indebtedness.

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

Our material cash requirements from known contractual and other obligations primarily relate to the following, for which information on both a short-term and long-term basis is provided in the indicated notes to the consolidated financial statements:

•
Debt — Refer to Note 5 of the Notes to the Consolidated Financial Statements. As of March 31, 2026 excluding the impact of our interest rate hedging activities, future cash payments for interest on debt over the next 12 months is approximately $17.4 million. As of March 31, 2026 future cash payments for maturing debt over the next 12 months is approximately $2.6 million. We expect to meet these future obligations with a combination of proceeds from our Series E Preferred Offering, operations, exercising debt extension options and future debt financing.

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

The following table presents the future principal payments required on outstanding debt as of March 31, 2026:

2026	1,939,714
2027	111,411,086
2028	51,474,737
2029	326,349
2030	126,811,219
Total payments	291,963,105
Debt issuance costs, net	(1,772,399)
Total	$290,190,706

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

As of March 31, 2026, our total indebtedness was approximately $290.2 million, which included approximately $164.4 million in variable rate debt and approximately $127.6 million in fixed rate debt, less approximately $1.8 million in net debt issuance costs. A change in interest rates on variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase by 100 basis points, the increase in interest, net of our interest rate derivatives, would decrease future earnings and cash flows by approximately $0.3 million annually.

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

The following table summarizes future debt maturities and average interest rates on our outstanding debt as of March 31, 2026:

	Payments due during the years ended December 31,
	2026	2027	2028	2029	2030	Thereafter	Total
Variable rate debt	$1,939,714	$111,224,697	$51,176,794	$—	$—	$—	$164,341,205
Average interest rate(1)	6.06%	6.06%	5.39%	N/A	N/A	N/A
Fixed rate debt	$—	$186,389	$297,943	$326,349	$126,811,219	$—	$127,621,900
Average interest rate	6.88%	6.88%	6.88%	6.88%	6.88%	N/A

(1)
Interest expense for fixed rate debt was calculated based upon the contractual rate and the interest expense on variable rate debt was calculated based on the rate in effect on March 31, 2026, excluding the impact of interest rate derivatives. The Huntington Credit Facility and National Bank of Canada - Four Property Loan have variable rates, however, we entered into interest rate swap agreements that fix SOFR at 1.54%, CORRA at 3.03% respectively until the maturity of the loan. Debt denominated in foreign currency has been converted based on the rate in effect as of March 31, 2026.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The following should be read in conjunction with the risk factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2025.

We have incurred a net loss to date, have an accumulated deficit and our operations may not be profitable in 2026.

We incurred a net loss attributable to common stockholders of approximately $12.1 million for the three months ended March 31, 2026. Our accumulated deficit was approximately $160.0 million as of March 31, 2026. Given that we are still early in our fundraising and acquisition stage, our operations may not be profitable in 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)
Distribution Reinvestment Plan - Class P Shares

During the three months ended March 31, 2026, through our distribution reinvestment plan, we have issued approximately 66,200 Class P shares to investors who originally purchased shares in our Private Offering, for gross proceeds of approximately $0.7 million. No sales commissions or dealer manager fees are paid in connection with the sale of shares pursuant to our distribution reinvestment plan. Each of the purchasers of our shares of common stock under our Private Offering has represented that he or she is an accredited investor. Based upon these representations, we believe that the foregoing issuances of our shares of Class P common stock were exempt from the registration requirements pursuant to Rule 506 and Section 4(a)(2) of the Act and Regulation D promulgated thereunder.

(b)
On March 17, 2022, our Public Offering (SEC File No. 333-256598) of up to $1.0 billion in shares of our common stock in our Primary Offering was declared effective by the SEC, consisting of five classes of shares: Class A shares for $10.33 per share (up to $450 million in shares), Class T shares for $10.00 per share (up to $450 million in shares), Class W shares for $9.40 per share (up to $100 million in shares), Class Y shares for $9.30 per share (up to $800 million in shares), and Class Z shares for $9.30 per share (up to $200 million in shares) and up to $95 million in shares pursuant to our distribution reinvestment plan at $9.30 per share for Class A, Class T, Class W, Class Y and Class Z shares. On May 20, 2025, our board of directors approved the termination of the Primary Offering, which termination was effective as of May 30, 2025. As of March 31, 2026, we had sold approximately 2.9 million Class A shares for gross offering proceeds of approximately $30.3 million, approximately 4.8 million Class T shares for gross offering proceeds of approximately $48.1 million, approximately 0.7 million Class W shares for gross offering proceeds of approximately $6.3 million, approximately 5.2 million Class Y shares for gross offering proceeds of approximately $50.6 million and approximately 0.6 million Class Z shares for gross offering proceeds of approximately $5.5 million pursuant to our Primary Offering. Through our distribution reinvestment plan, we have issued approximately 0.3 million Class A shares, approximately 0.4 million Class T shares, approximately 62,000 Class W shares, approximately 0.3 million Class Y shares and approximately 14,000 Class Z shares for gross proceeds of approximately $9.6 million. We have incurred approximately $11.5 million in sales commissions and dealer manager fees (of which approximately $5.9 million was re-allowed to a third party broker-dealer) in connection with the Primary Offering, and approximately $5.5 million in organization and offering costs.
(c)
Our share redemption program enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our Registration Statement on Form S-11 (SEC Registration No. 333-256598). During the three months ended March 31, 2026, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) That May Yet to be Purchased Under the Plans or Programs
January 31, 2026	20,327	$9.54	—	1,301,601
February 28, 2026	—	—	—	1,301,601
March 31, 2026	—	—	—	1,301,601

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

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended March 31, 2026 (and are numbered in accordance with Item 601 of Regulation S-K).

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

101*

The following Strategic Storage Trust VI, Inc. financial information for the three months ended March 31, 2026, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Equity and Temporary Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

104*	The cover page from the Strategic Storage Trust VI, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, has been formatted in Inline XBRL.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STORAGE TRUST VI, INC. (Registrant)
Dated: May 12, 2026	By:	/s/ Matt F. Lopez
Matt F. Lopez Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)