Form 10-Q
period 2026-06-30
Strategic Storage Trust VI, Inc.
filed 2026-08-11
CIK 1852575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 10, 2026, there were 11,589,462 outstanding shares of Class P common stock, 3,295,432 outstanding shares of Class A common stock, 5,506,496 outstanding shares of Class T common stock, 728,393 outstanding shares of Class W common stock, 5,552,047 outstanding shares of Class Y common stock, and 583,223 outstanding shares of Class Z common stock of the registrant.

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

The accompanying consolidated financial statements should be read in conjunction with the notes to our consolidated financial statements included in this report on Form 10-Q. The accompanying consolidated financial statements should also be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025. Our results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2026 (Unaudited)	December 31, 2025
ASSETS
Real estate facilities:
Land	$109,924,077	$112,763,319
Buildings	393,165,839	385,675,015
Site improvements	14,110,426	14,075,173
	517,200,342	512,513,507
Accumulated depreciation	(46,905,500)	(41,047,473)
	470,294,842	471,466,034
Construction in process	9,680,332	20,888,613
Real estate facilities, net	479,975,174	492,354,647
Cash and cash equivalents	6,064,283	8,801,019
Restricted cash	1,172,518	1,117,142
Investments in unconsolidated real estate ventures (Note 4)	16,675,456	24,512,945
Other assets, net	9,934,639	7,655,431
Total assets	$513,822,070	$534,441,184
LIABILITIES, TEMPORARY EQUITY AND EQUITY (DEFICIT)
Debt, net	$291,714,583	$292,908,254
Accounts payable and accrued liabilities	9,790,466	9,610,514
Distributions payable	5,685,794	4,679,935
Due to affiliates	13,995,545	4,674,857
Total liabilities	321,186,388	311,873,560
Commitments and contingencies (Note 10)
Redeemable common stock	16,231,026	13,063,224
Series B Convertible Preferred Stock, net $0.001 par value; 150,000 shares authorized; 150,000 issued and outstanding at June 30, 2026 and December 31, 2025, with aggregate liquidation preferences of $153,122,671 and $153,156,986 at June 30, 2026 and December 31, 2025, respectively	148,599,723	148,599,723
Series D Preferred units in our Operating Partnership, net $0.001 par value; 1,400,000 units authorized; 1,400,000 issued and outstanding at June 30, 2026 and December 31, 2025, with aggregate liquidation preferences of $36,226,000 and $35,170,167 at June 30, 2026 and December 31, 2025, respectively	34,626,688	34,626,688
Series E Redeemable 8% Preferred Stock, net $0.001 par value; 10,000,000 shares authorized; 97,860 and none issued and outstanding at June 30, 2026 and December 31, 2025, with aggregate liquidation preferences of $983,206 and $0 at June 30, 2026 and December 31, 2025, respectively	361,586	—
Equity (Deficit):
Strategic Storage Trust VI, Inc.:
Preferred Stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Class P Common stock, $0.001 par value; 30,000,000 shares authorized; 11,568,240 and 11,457,294 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	11,568	11,457
Class A Common stock, $0.001 par value; 230,000,000 shares authorized; 3,300,779 and 3,252,608 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	3,301	3,253
Class T Common stock, $0.001 par value; 100,000,000 shares authorized; 5,502,213 and 5,446,198 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	5,502	5,446
Class W Common stock, $0.001 par value; 70,000,000 shares authorized; 729,194 and 720,067 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	729	720
Class Y Common stock, $0.001 par value; 200,000,000 shares authorized; 5,538,526 and 5,459,946 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	5,539	5,460
Class Z Common stock, $0.001 par value; 70,000,000 shares authorized; 582,287 and 576,712 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	582	577
Additional paid-in capital	222,033,936	222,010,592
Distributions	(55,285,593)	(47,498,935)
Accumulated deficit	(172,984,833)	(147,963,237)
Accumulated other comprehensive loss	(4,906,458)	(4,762,249)
Total Strategic Storage Trust VI, Inc. equity (deficit)	(11,115,727)	21,813,084
Noncontrolling interests in our Operating Partnership	(1,144,179)	(611,660)
Noncontrolling Series C Subordinated Units in our Operating Partnership	5,076,565	5,076,565
Total noncontrolling interest	3,932,386	4,464,905
Total equity (deficit)	(7,183,341)	26,277,989
Total liabilities, temporary equity and equity (deficit)	$513,822,070	$534,441,184

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Self storage rental revenue	$7,988,252	$7,612,852	$15,768,198	$14,916,493
Ancillary operating revenue	55,025	57,788	99,892	103,505
Total revenues	8,043,277	7,670,640	15,868,090	15,019,998
Operating expenses:
Property operating expenses	3,041,344	2,831,451	6,278,829	5,770,531
Property operating expenses – affiliates	1,373,546	1,331,452	2,735,708	2,571,719
General and administrative	1,738,455	1,678,129	3,253,205	3,381,937
Depreciation	3,368,222	3,280,079	6,661,010	6,398,481
Acquisition expense – affiliates	102,754	104,656	231,034	212,532
Other property acquisition expenses	522,008	43,058	632,807	57,078
Total operating expenses	10,146,329	9,268,825	19,792,593	18,392,278
Operating loss	(2,103,052)	(1,598,185)	(3,924,503)	(3,372,280)
Other income (expense):
Interest expense	(4,329,714)	(4,176,197)	(8,461,813)	(8,283,492)
Interest expense – debt issuance costs	(161,698)	(180,518)	(321,550)	(668,915)
Derivative fair value adjustment	—	—	—	(531,449)
Other income (loss), net	19,212	(9,829)	41,122	69,183
Equity in loss of unconsolidated real estate ventures	(747,544)	(385,074)	(1,561,373)	(607,602)
Foreign currency adjustment	(2,143,430)	3,304,699	(3,873,704)	3,108,763
Net loss	(9,466,226)	(3,045,104)	(18,101,821)	(10,285,792)
Less: Distributions to preferred unitholders in our Operating Partnership	(530,833)	—	(1,055,833)	—
Less: Distributions to preferred stockholders	(3,134,249)	(3,122,671)	(6,222,605)	(6,211,027)
Net loss attributable to the noncontrolling interests in our Operating Partnership	188,023	60,396	360,591	213,131
Net loss attributable to Strategic Storage Trust VI, Inc. common stockholders	$(12,943,285)	$(6,107,379)	$(25,019,668)	$(16,283,688)
Net loss per Class P share—basic and diluted	$(0.48)	$(0.23)	$(0.92)	$(0.63)
Net loss per Class A share—basic and diluted	$(0.48)	$(0.23)	$(0.92)	$(0.63)
Net loss per Class T share—basic and diluted	$(0.48)	$(0.23)	$(0.92)	$(0.63)
Net loss per Class W share—basic and diluted	$(0.48)	$(0.23)	$(0.92)	$(0.63)
Net loss per Class Y share—basic and diluted	$(0.48)	$(0.23)	$(0.92)	$(0.63)
Net loss per Class Z share—basic and diluted	$(0.48)	$(0.23)	$(0.92)	$(0.63)
Weighted average Class P shares outstanding—basic and diluted	11,537,218	11,409,948	11,509,451	11,385,103
Weighted average Class A shares outstanding—basic and diluted	3,285,496	3,409,389	3,274,871	3,369,755
Weighted average Class T shares outstanding—basic and diluted	5,488,698	5,405,833	5,475,377	5,396,180
Weighted average Class W shares outstanding—basic and diluted	727,087	712,450	725,081	709,961
Weighted average Class Y shares outstanding—basic and diluted	5,518,408	5,068,605	5,499,831	4,721,402
Weighted average Class Z shares outstanding—basic and diluted	580,900	480,721	579,546	424,038

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(9,466,226)	$(3,045,104)	$(18,101,821)	$(10,285,792)
Other comprehensive income (loss):
Foreign currency translation adjustment	(778,927)	2,411,852	(1,453,069)	2,475,802
Foreign currency hedge contract	—	(1,034,818)	—	(1,190,074)
Interest rate hedge contract	491,713	(162,469)	1,306,042	(1,408,262)
Other comprehensive income (loss)	(287,214)	1,214,565	(147,027)	(122,534)
Comprehensive loss	(9,753,440)	(1,830,539)	(18,248,848)	(10,408,326)
Comprehensive loss attributable to noncontrolling interests:
Comprehensive loss attributable to the noncontrolling interests in our Operating Partnership	193,670	29,961	363,410	215,766
Comprehensive loss attributable to Strategic Storage Trust VI, Inc. stockholders	$(9,559,770)	$(1,800,578)	$(17,885,438)	$(10,192,560)

See notes to consolidated financial statements.

Strategic Storage Trust VI, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND TEMPORARY EQUITY

(UNAUDITED)

	Common Stock												Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Strategic Storage Trust VI, Inc. Equity	Noncontrolling Interest		Total Equity	Redeemable Common Stock	Series B Convertible Preferred Stock
	Class P		Class A		Class T		Class W		Class Y		Class Z							in our Operating Partnership
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value						Noncontrolling Interests	Series C Subordinated Units
Balance as of December 31, 2024	11,280,098	$11,280	3,383,583	$3,384	5,373,889	$5,374	704,761	$705	4,049,909	$4,050	346,393	$346	$207,773,199	$(32,142,866)	$(111,392,263)	$(4,432,786)	$59,830,423	$225,081	$4,417,414	$64,472,918	$10,279,772	$148,599,723
Gross proceeds from issuance of common stock	64,865	65	—	—	—	—	—	—	627,757	628	41,250	41	7,244,336	—	—	—	7,245,070	—	—	7,245,070	—	—
Offering costs	—	—	—	—	—	—	—	—	—	—	—	—	(867,972)	—	—	—	(867,972)	—	—	(867,972)	—	—
Changes to redeemable common stock	—	—	—	—	—	—	—	—	—	—	—	—	(1,600,498)	—	—	—	(1,600,498)	—	—	(1,600,498)	1,600,498	—
Redemption of common stock	(34,616)	(35)	(7,883)	(8)	(5,355)	(5)	—	—	—	—	—	—	—	—	—	—	(48)	—	—	(48)	(174,331)	—
Distributions ($0.15 per share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,686,874)	—	—	(3,686,874)	—	—	(3,686,874)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(84,008)	—	(84,008)	—	—
Distributions to preferred stockholders	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,088,356)
Issuance of shares for distribution reinvestment plan (DRP)	70,472	71	21,553	21	29,791	29	4,969	5	31,952	32	1,315	2	1,600,338	—	—	—	1,600,498	—	—	1,600,498	—	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	10,977	—	—	—	10,977	—	—	10,977	—	—
Issuance of Series C Subordinated Units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	294,276	294,276	—	—
Net loss attributable to Strategic Storage Trust VI, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,176,307)	—	(10,176,307)	—	—	(10,176,307)	—	3,088,356
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(152,735)	—	(152,735)	—	—
Interest rate hedge contracts	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,215,280)	(1,215,280)	(30,513)	—	(1,245,793)	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	62,709	62,709	1,240	—	63,949	—	—
Foreign currency hedge contract	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(151,458)	(151,458)	(3,798)	—	(155,256)	—	—
Balance as of March 31, 2025	11,380,819	$11,381	3,397,253	$3,397	5,398,325	$5,398	709,730	$710	4,709,618	$4,710	388,958	$389	$214,160,380	$(35,829,740)	$(121,568,570)	$(5,736,815)	$51,051,240	$(44,733)	$4,711,690	$55,718,197	$11,705,939	$148,599,723

See notes to consolidated financial statements.

Strategic Storage Trust VI, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND TEMPORARY EQUITY (CONTINUED)

(UNAUDITED)

	Common Stock												Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Strategic Storage Trust VI, Inc. Equity	Noncontrolling Interest		Total Equity	Redeemable Common Stock	Series B Convertible Preferred Stock
	Class P		Class A		Class T		Class W		Class Y		Class Z							in our Operating Partnership
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value						Noncontrolling Interests	Series C Subordinated Units
Balance as of March 31, 2025	11,380,819	$11,381	3,397,253	$3,397	5,398,325	$5,398	709,730	$710	4,709,618	$4,710	388,958	$389	$214,160,380	$(35,829,740)	$(121,568,570)	$(5,736,815)	$51,051,240	$(44,733)	$4,711,690	$55,718,197	$11,705,939	$148,599,723
Gross proceeds from issuance of common stock	—	—	—	—	—	—	—	—	611,712	612	180,800	181	7,924,329	—	—	—	7,925,122	—	—	7,925,122	—	—
Offering costs	—	—	—	—	—	—	—	—	—	—	—	—	(1,008,722)	—	—	—	(1,008,722)	—	—	(1,008,722)	—	—
Adjustment to offering costs (See note 2)	—	—	—	—	—	—	—	—	—	—	—	—	949,281	—	—	—	949,281	—	—	949,281	—	—
Changes to redeemable common stock	—	—	—	—	—	—	—	—	—	—	—	—	(1,670,966)	—	—	—	(1,670,966)	—	—	(1,670,966)	1,670,966	—
Redemption of common stock	(12,636)	(13)	—	—	(12,321)	(12)	—	—	—	—	—	—	—	—	—	—	(25)	—	—	(25)	(3,164,029)	—
Distributions ($0.15 per share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,828,579)	—	—	(3,828,579)	—	—	(3,828,579)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(85,022)	—	(85,022)	—	—
Distributions to preferred shareholders	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,122,671)
Issuance of shares for distribution reinvestment plan (DRP)	71,183	71	22,266	23	29,938	30	5,131	5	37,142	36	1,436	1	1,670,800	—	—	—	1,670,966	—	—	1,670,966	—	—
Issuance of restricted stock	—	—	5,000	5	—	—	—	—	—	—	—	—	—	—	—	—	5	—	—	5	—	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	10,977	—	—	—	10,977	—	—	10,977	—	—
Distribution of common stock	—	—	346	—	—	—	—	—	—	—	—	—	3,219	—	(3,219)	—	—	—	—	—	—	—
Issuance of Series C Subordinated Units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	278,726	278,726	—	—
Net loss attributable to Strategic Storage Trust VI, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,107,379)	—	(6,107,379)	—	—	(6,107,379)	—	3,122,671
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(60,396)	—	(60,396)	—	—
Interest rate hedge contracts	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(163,668)	(163,668)	1,199	—	(162,469)	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,362,372	2,362,372	49,480	—	2,411,852	—	—
Foreign currency hedge contract	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,014,574)	(1,014,574)	(20,244)	—	(1,034,818)	—	—
Balance as of June 30, 2025	11,439,366	$11,439	3,424,865	$3,425	5,415,942	$5,416	714,861	$715	5,358,472	$5,358	571,194	$571	$222,039,298	$(39,658,319)	$(127,679,168)	$(4,552,685)	$50,176,050	$(159,716)	$4,990,416	$55,006,750	$10,212,876	$148,599,723

See notes to consolidated financial statements.

Strategic Storage Trust VI, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) AND TEMPORARY EQUITY

(UNAUDITED)

	Common Stock												Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Strategic Storage Trust VI, Inc. Equity	Noncontrolling Interest		Total Equity	Redeemable Common Stock	Series B Convertible Preferred Stock	Series D Preferred Units in our Operating Partnership
	Class P		Class A		Class T		Class W		Class Y		Class Z							in our Operating Partnership
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value						Noncontrolling Interests	Series C Subordinated Units
Balance as of December 31, 2025	11,457,294	$11,457	3,252,608	$3,253	5,446,198	$5,446	720,067	$720	5,459,946	$5,460	576,712	$577	$222,010,592	$(47,498,935)	$(147,963,237)	$(4,762,249)	$21,813,084	$(611,660)	$5,076,565	$26,277,989	$13,063,224	$148,599,723	$34,626,688
Changes to redeemable common stock	—	—	—	—	—	—	—	—	—	—	—	—	(1,653,126)	—	—	—	(1,653,126)	—	—	(1,653,126)	1,653,126	—	—
Redemption of common stock	(17,127)	(17)	—	—	—	—	—	—	(3,200)	(3)	—	—	—	—	—	—	(20)	—	—	(20)	(94,980)	—	—
Distributions ($0.15 per share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,857,152)	—	—	(3,857,152)	—	—	(3,857,152)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(84,088)	—	(84,088)	—	—	—
Distributions to Series B preferred stockholders	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,088,356)	—
Distributions to Series D preferred unitholders	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(525,000)
Issuance of shares for distribution reinvestment plan (DRP)	66,156	66	21,118	21	29,238	29	5,558	6	40,507	40	2,735	3	1,652,961	—	—	—	1,653,126	—	—	1,653,126	—	—	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	10,873	—	—	—	10,873	—	—	10,873	—	—	—
Net loss attributable to Strategic Storage Trust VI, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(12,076,380)	—	(12,076,380)	—	—	(12,076,380)	—	3,088,356	525,000
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(172,568)	—	(172,568)	—	—	—
Interest rate hedge contracts	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	798,061	798,061	16,268	—	814,329	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(660,701)	(660,701)	(13,440)	—	(674,141)	—	—	—
Balance as of March 31, 2026	11,506,323	$11,506	3,273,726	$3,274	5,475,436	$5,475	725,625	$726	5,497,253	$5,497	579,447	$580	$222,021,300	$(51,356,087)	$(160,039,617)	$(4,624,889)	$6,027,765	$(865,488)	$5,076,565	$10,238,842	$14,621,370	$148,599,723	$34,626,688

See notes to consolidated financial statements.

Strategic Storage Trust VI, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) AND TEMPORARY EQUITY (CONTINUED)

(UNAUDITED)

	Common Stock												Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Strategic Storage Trust VI, Inc. Equity (Deficit)	Noncontrolling Interest		Total Equity (Deficit)	Redeemable Common Stock	Series B Convertible Preferred Stock	Series D Preferred Units in our Operating Partnership	Series E Redeemable Preferred Stock
	Class P		Class A		Class T		Class W		Class Y		Class Z							in our Operating Partnership
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value						Noncontrolling Interests	Series C Subordinated Units
Balance as of March 31, 2026	11,506,323	$11,506	3,273,726	$3,274	5,475,436	$5,475	725,625	$726	5,497,253	$5,497	579,447	$580	$222,021,300	$(51,356,087)	$(160,039,617)	$(4,624,889)	$6,027,765	$(865,488)	$5,076,565	$10,238,842	$14,621,370	$148,599,723	$34,626,688	$—
Changes to redeemable common stock	—	—	—	—	—	—	—	—	—	—	—	—	(1,684,650)	—	—	—	(1,684,650)	—	—	(1,684,650)	1,684,650	—	—	—
Redemption of common stock	(5,405)	(5)	—	—	(2,688)	(3)	(2,151)	(2)	—	—	—	—	—	—	—	—	(10)	—	—	(10)	(74,994)	—	—	—
Issuance of Series E Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	977,000
Series E Preferred equity issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(615,414)
Distributions ($0.15 per share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,929,506)	—	—	(3,929,506)	—	—	(3,929,506)	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(85,023)	—	(85,023)	—	—	—	—
Distributions to Series B preferred stockholders	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,122,671)	—	—
Distributions to Series D preferred unitholders	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(530,833)	—
Distributions to Series E preferred stockholders	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(11,578)
Issuance of shares for distribution reinvestment plan (DRP)	67,322	67	21,845	22	29,465	30	5,720	5	41,273	42	2,840	2	1,684,482	—	—	—	1,684,650	—	—	1,684,650	—	—	—	—
Issuance of restricted stock	—	—	5,000	5	—	—	—	—	—	—	—	—	—	—	—	—	5	—	—	5	—	—	—	—
Distribution of common stock	—	—	208	—	—	—	—	—	—	—	—	—	1,931	—	(1,931)	—	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	10,873	—	—	—	10,873	—	—	10,873	—	—	—	—
Net loss attributable to Strategic Storage Trust VI, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(12,943,285)	—	(12,943,285)	—	—	(12,943,285)	—	3,122,671	530,833	11,578
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(188,023)	—	(188,023)	—	—	—	—
Interest rate hedge contracts	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	481,948	481,948	9,765	—	491,713	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(763,517)	(763,517)	(15,410)	—	(778,927)	—	—	—	—
Balance as of June 30, 2026	11,568,240	$11,568	3,300,779	$3,301	5,502,213	$5,502	729,194	$729	5,538,526	$5,539	582,287	$582	$222,033,936	$(55,285,593)	$(172,984,833)	$(4,906,458)	$(11,115,727)	$(1,144,179)	$5,076,565	$(7,183,341)	$16,231,026	$148,599,723	$34,626,688	$361,586

See notes to consolidated financial statements.

Strategic Storage Trust VI, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(18,101,821)	$(10,285,792)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation	6,661,010	6,398,481
Amortization of debt issuance costs	321,550	544,111
Stock based compensation expense related to issuance of restricted stock	21,746	21,954
Equity in loss of unconsolidated real estate ventures	1,561,373	607,602
Unrealized derivative gain	913,169	218,241
Derivative fair value adjustment	—	410,657
Unrealized foreign currency adjustment	3,873,704	(3,108,763)
Changes in operating assets and liabilities:
Other assets, net	(550,276)	354,725
Settlement of interest rate derivative	—	(2,030,731)
Purchase of interest rate derivative	(1,122,401)	—
Accounts payable and accrued liabilities	730,106	629,036
Due to affiliates	8,307,299	4,864,206
Net cash provided by (used in) operating activities	2,615,459	(1,376,273)
Cash flows from investing activities:
Additions to real estate facilities	(4,524,091)	(5,487,439)
Investment in company owned life insurance	—	(887,387)
Investments in unconsolidated real estate ventures	(718,579)	(2,562,445)
Return of capital on investments in unconsolidated real estate ventures	6,367,664	—
Net cash provided by (used in) investing activities	1,124,994	(8,937,271)
Cash flows from financing activities:
Proceeds from issuance of secured debt	5,588,659	173,028,608
Repayment of secured debt	—	(164,753,059)
Scheduled principal payments of secured debt	(1,299,331)	(881,005)
Debt issuance costs	—	(1,805,431)
Gross proceeds from issuance of common stock	—	15,170,192
Offering costs	(326,444)	(1,809,770)
Proceeds from issuance of Series C units	—	573,002
Redemption of common stock	(288,867)	(674,336)
Gross proceeds from issuance of Series E preferred stock	977,000	—
Series E Preferred stock issuance costs	(110,692)	—
Distributions paid to common stockholders	(4,469,814)	(4,194,779)
Distributions paid to noncontrolling interest in our Operating Partnership	(170,045)	(169,886)
Distributions paid to preferred stockholders	(6,250,714)	(6,236,717)
Net cash provided by (used in) financing activities	(6,350,248)	8,246,819
Impact of foreign exchange rate changes on cash and restricted cash	(71,565)	671,828
Net change in cash, cash equivalents and restricted cash	(2,681,360)	(1,394,897)
Cash, cash equivalents and restricted cash, beginning of period	9,918,161	17,565,564
Cash, cash equivalents and restricted cash, end of period	$7,236,801	$16,170,667

See notes to consolidated financial statements.

STrategic Storage Trust VI, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

Supplemental disclosures and non-cash transactions:
Cash paid for interest, net of amounts capitalized	$8,756,932	$6,821,587
Offering costs included in accounts payable and accrued liabilities	$—	$(882,357)
Other assets in due to affiliates	$725,753	$—
Interest rate swap contract in other assets	$161,535	$1,234,991
Interest rate swap contracts in accounts payable and accrued liabilities	$171,871	$371,144
Foreign currency hedge contract in other assets	$—	$1,190,074
Foreign currency translation adjustment	$(1,453,069)	$2,475,802
Issuance of shares pursuant to distribution reinvestment plan	$3,337,776	$3,271,464
Distributions payable to common and preferred stockholders	$5,487,597	$4,405,393
Distributions payable to noncontrolling interests in our Operating Partnership	$28,029	$28,029
Real estate and construction in process in accounts payable and accrued liabilities	$885,307	$1,834,367
Series E Preferred stock issuance costs in due to affiliates	$348,381	$—
Redemption of common stock in accounts payable and accrued liabilities	$75,000	$3,106,935

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

JUNE 30, 2026

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

As of June 30, 2026, we have issued approximately 1.3 million Class P shares, approximately 0.3 million Class A shares, approximately 0.4 million Class T shares, approximately 0.1 million Class W shares, approximately 0.3 million Class Y shares, and approximately 17,000 Class Z shares for gross proceeds of approximately $23.0 million through our distribution reinvestment plan.

Pursuant to a Sponsor Funding Agreement (as defined in Note 2 - Summary of Significant Accounting Policies), our Sponsor agreed to fund the payment of (i) the upfront 3% sales commission for the sale of Class Y shares, (ii) the upfront 3% dealer manager fee for the Class Y shares, and (iii) the estimated 1% organization and offering expenses for the sale of Class Y shares and Class Z shares in our Public Offering. In November 2023, our Sponsor agreed to reimburse the Company in cash to cover the dilution from the one-time stock dividend described below. In consideration for our Sponsor providing the funding for the front-end sales load and the cash to cover the dilution from the stock dividend, Strategic Storage Operating Partnership VI, L.P., a Delaware limited partnership (our “Operating Partnership”), agreed to issue Series C Subordinated Convertible Units (“Series C Units”) to our Sponsor equal to the dollar amount of such funding divided by the then-current offering price (initially $9.30 per share and currently at $10.00 per share) for the Class Y shares and Class Z shares sold in the Public Offering. The Series C Units shall initially have no distribution, voting or other rights to participate in our Operating Partnership unless and until such Series C Units are converted into Class A Units of our Operating Partnership. The Series C Units shall automatically convert into Class A Units on a one-to-one basis upon our disclosure of an estimated net asset value per share equal to at least $10.00 per share for each of the Class A, Class P, Class T, Class W, Class Y, and Class Z shares calculated net of the value of Series C Units to be converted. Such conversion is limited such that the dilution caused by the conversion may not reduce the diluted estimated net asset value below $10.00 per share. No Series C Units were converted to Class A Units as a result of the Estimated Per Share NAV (as defined below) being declared. In connection with the termination of our Primary Offering, the Sponsor Funding Agreement was terminated effective as of May 30, 2025, though our Sponsor or its affiliates are still obligated to provide the funding amounts set forth in the Sponsor Funding Agreement and entitled to receive Series C Units in exchange for such funding amounts until the final payment of such funding amounts and the final issuance of the Series C Units for such funding amounts are made, as contemplated by the terms of the Sponsor Funding Agreement. As of June 30, 2026, we received funding from our Sponsor of approximately $10.2 million for the payment of sales commissions and dealer manager fees for the sale of Class Y shares, and organization and offering expenses for the sale of Class Y and Z shares pursuant to the Sponsor Funding Agreement.

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

We have invested the net proceeds from our offerings primarily in self storage facilities consisting of both income-producing and growth properties located in the United States and Canada. As of June 30, 2026, we owned 25 operating self

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

storage properties located in seven states (Arizona, Delaware, Florida, Nevada, Oregon, Pennsylvania and Washington) and three Canadian provinces (Alberta, British Columbia and Ontario) and one development property in Florida. For more information, see Note 3 - Real Estate Facilities.

As of June 30, 2026, we owned 50% of the equity interests in five unconsolidated real estate ventures in two Canadian provinces (Ontario and Quebec), with subsidiaries of SmartCentres Real Estate Investment Trust (“SmartCentres”) owning the other 50% of such entities. Our unconsolidated real estate ventures consist of five operating self storage properties in the lease-up phase. For more information, see Note 4 - Investments in Unconsolidated Real Estate Ventures.

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

On March 10, 2021, SmartStop OP, L.P. (“SmartStop OP”), an affiliate of our Sponsor and the operating partnership of SmartStop, contributed $5.0 million to our Operating Partnership, in exchange for 549,451 units of limited partnership interest in our Operating Partnership (the “OP Investment”). The OP Investment was made net of sales commissions and dealer manager fees, but without giving effect to the early investor discounts available to purchasers of shares in the Private Offering. At the effective time of the OP Investment, SmartStop OP was admitted as a limited partner to our Operating Partnership. As of June 30, 2026, we owned approximately 98% of the common units of limited partnership interest of our Operating Partnership. The remaining approximately 2% of the common units are owned by SmartStop OP.

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

On September 4, 2025, we, our Operating Partnership, and the Preferred Investor, an affiliate of our Sponsor, entered into a Series D Cumulative Redeemable Preferred Unit Purchase Agreement (the “Series D Preferred Unit Purchase Agreement”) pursuant to which our Operating Partnership issued and sold to the Preferred Investor. In September 2025, the Preferred Investor purchased 1.0 million Series D Cumulative Redeemable Preferred Units of Limited Partnership Interest (the “Series D Preferred Units”) at a liquidation preference of $25.00 per unit (the “Liquidation Amount”) in consideration for the Preferred Investor making a capital contribution to our Operating Partnership in an amount of $25.0 million (the “Series D Preferred Investment”). Pursuant to the Series D Preferred Unit Purchase Agreement, our Operating Partnership issued the remaining 400,000 Series D Preferred Units to the Preferred Investor in the fourth quarter of 2025, for additional aggregate consideration of $10.0 million. See Note 7 – Preferred Equity.

On September 30, 2025, we commenced an offering of up to $75.0 million (expandable up to $100.0 million in the sole discretion of our board of directors) in shares of our Series E Preferred Stock, $0.001 par value per share, at an offering price of $10.00 per share (the “Series E Preferred Offering”), pursuant to the Confidential Private Placement Memorandum dated September 30, 2025 (the “Memorandum”). On July 20, 2026, our board of directors approved an extension of the Series E Preferred Offering from September 30, 2026 to September 30, 2027, unless further extended by our Board. We also reserve the right to terminate the offering at any time. In connection with the Series E Preferred Offering, we entered into Amendment No. 6 to the Second Amended and Restated Limited Partnership Agreement of our Operating Partnership to create Series E Preferred Units having economic terms and designations, powers, preferences, rights and restrictions that are substantially similar to the Series E Preferred Stock. As of June 30, 2026, approximately 98,000 shares of Series E Preferred Equity were sold for a gross offering proceeds of approximately $1.0 million. See Note 7 – Preferred Equity.

On September 30, 2025, in connection with the commencement of the Series E Preferred Offering, we entered into a managing dealer agreement (the “Managing Dealer Agreement”) with Orchard Securities, LLC, a Utah limited liability company (“Orchard”), pursuant to which Orchard has agreed to act as our managing dealer in connection with the Series E

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Preferred Offering. Pursuant to the Managing Dealer Agreement, Orchard will receive sales commissions up to 6.0% of the gross offering proceeds from the Series E Preferred Offering and managing dealer fees up to 3.50% of the gross offering proceeds from the Series E Preferred Offering, all or a portion of which sales commissions and managing dealer fees may be re-allowed to soliciting dealers. Our Sponsor also agreed to pay Orchard 0.15% of the aggregate amount sold in the Series E Preferred Offering per annum not to exceed an aggregate amount of $550,000; provided, however, if we enter into an extraordinary transaction (as defined in the Memorandum) or list our common stock on a national exchange and Orchard has not received $550,000, then such amount will equal $550,000 regardless of the amount sold in the Series E Preferred Offering. On June 2, 2026, we and Orchard amended the Managing Dealer Agreement to revise the amount of our Sponsor’s payments to Orchard to 1.6% of the aggregate amount sold in the Series E Preferred Offering plus an annual maintenance fee of 0.1% of the aggregate amount sold in the Series E Preferred Offering and removed any references to the $550,000 amounts. The Managing Dealer Agreement will terminate upon the termination of the Series E Preferred Offering, unless terminated earlier by either party upon 30 days’ written notice to the other party.

On July 14, 2026, the Company, Strategic Storage Growth Trust III, Inc. (“SSGT III”), and SSGT III Merger Sub, LLC, a wholly-owned subsidiary of the Company (“SSGT III Merger Sub”), entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, the Company will acquire SSGT III by way of a merger of SSGT III with and into SSGT III Merger Sub, with SSGT III Merger Sub being the surviving entity (the “SSGT III Merger”).

Assuming all of the conditions of the Merger are satisfied and the Merger is consummated in accordance with the terms in the Merger Agreement, the Company will acquire all of the real estate owned by SSGT III, which as of June 30, 2026 consisted of (i) 12 wholly-owned self storage facilities located in four states and three Canadian provinces comprising approximately 9,215 self storage units and approximately 981,465 net rentable square feet, (ii) SSGT III’s 50% equity interest in three unconsolidated real estate ventures located in the two Canadian provinces (British Columbia and Quebec), and (iii) beneficial interest in three Delaware Statutory Trust (“DST”) sponsored programs. The unconsolidated real estate ventures consist of one operating self storage property and two parcels of land being developed into self storage facilities, with subsidiaries of SmartCentres Real Estate Investment Trust, an unaffiliated third party, owning the other 50% of such entities.

See Note 12 – Potential Acquisitions, for additional information related to the potential SSGT III Merger.

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

JUNE 30, 2026

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

As of June 30, 2026, we had not entered into any other contracts/interests that would be deemed to be variable interests in VIEs other than our joint ventures with SmartCentres, which are accounted for under the equity method of accounting. Please see Note 4 - Investments in Unconsolidated Real Estate Ventures. Other than the entities noted above, we do not currently have any material relationships with unconsolidated entities or financial partnerships.

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

JUNE 30, 2026

(UNAUDITED)

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

The value of the tangible assets, consisting of land and buildings, is determined as if vacant. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. There were no property acquisitions during the six months ended June 30, 2026 and 2025, and no intangible assets were recorded. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent.

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

Acquisitions that do not meet the definition of a business, as defined under current GAAP, are accounted for as asset acquisitions. During the six months ended June 30, 2026 and 2025 there were no property acquisitions.

During the three months ended June 30, 2026 and 2025, we expensed approximately $0.6 million and $0.1 million, respectively, of acquisition-related transaction costs that did not meet our capitalization policy. During the six months ended June 30, 2026 and 2025, we expensed approximately $0.9 million and $0.3 million, respectively, of acquisition-related transaction costs that did not meet our capitalization policy.

Evaluation of Possible Impairment of Long-Lived Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets, including those held through joint ventures, may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. For the six months ended June 30, 2026 and 2025, no impairment losses were recognized.

Advertising Costs

Advertising costs are included in property operating expenses and general and administrative expenses, depending on the nature of the expense, in the accompanying consolidated statements of operations. These costs are expensed in the period

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

in which the cost is incurred. The Company incurred advertising costs of approximately $0.7 million and $1.3 million for the three and six months ended June 30, 2026, respectively, and approximately $0.7 million and $1.6 million for the three and six months ended June 30, 2025, respectively.

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

Balance at December 31, 2025	$3,224,254
Reduction of Property operating expense - affiliates	(532,473)
Balance at June 30, 2026	$2,691,781

Allowance for Doubtful Accounts

Tenant accounts receivable is reported net of an allowance for doubtful accounts. Management records a general reserve estimate based upon a review of the current status of tenant accounts receivable. It is reasonably possible that management’s estimate of the allowance will change in the future. As of June 30, 2026 and December 31, 2025, approximately $25,000 and $46,000, respectively, were recorded to allowance for doubtful accounts, and are included within other assets in the accompanying consolidated balance sheets.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place leases. We amortize in-place leases on a straight-line basis over 18 months, the estimated average rental period for the leases. As of June 30, 2026 and December 31, 2025, the gross amounts allocated to in-place lease intangibles were approximately $9.6 million and $9.8 million, respectively, and accumulated amortization of in-place lease intangibles totaled approximately $9.6 million and $9.8 million respectively.

Debt Issuance Costs

The net carrying value of costs incurred in connection with obtaining non revolving debt are presented on the consolidated balance sheets as a reduction of the related debt. Debt issuance costs are amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of June 30, 2026 and December 31, 2025, accumulated amortization of debt issuance costs related to non revolving debt totaled approximately $1.1 million and $0.8 million, respectively. For the three and six months ended June 30, 2026, we expensed approximately $0.2 million and $0.3 million, respectively, and we expensed approximately $0.2 million and $0.7 million, respectively, for the three and six months ended June 30, 2025, in debt issuance cost.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Organizational and Offering Costs

Our Advisor may fund organization and offering costs on our behalf. We are required to reimburse our Advisor for such organization and offering costs; provided, however, our Advisor funded, and was not reimbursed for, 1.0% of the gross offering proceeds from the sale of Class W shares towards payment of organization and offering expenses, which we recognized as a capital contribution from our Advisor. Our Advisor must reimburse us within 60 days after the end of the month in which the initial public offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions, dealer manager fees, stockholder servicing fees and dealer manager servicing fees) in excess of 15% of the gross offering proceeds from the Primary Offering. If at any point in time we determine that the total organization and offering costs are expected to exceed 15% of the gross proceeds anticipated to be received from the Primary Offering, we will recognize such excess as a capital contribution from our Advisor. As of June 30, 2026, organization and offering costs from the Primary Offering were less than 15% of gross proceeds from the Primary Offering. Offering costs are recorded as an offset to additional paid-in capital, and organization costs are recorded as an expense.

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

JUNE 30, 2026

(UNAUDITED)

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

For the six months ended June 30, 2026, we received redemption requests totaling approximately $0.2 million, approximately $0.1 million was fulfilled during the six months ended June 30, 2026 and the remaining approximately $0.1 million was included in accounts payable and accrued liabilities as of June 30, 2026 and fulfilled in July 2026. For the six months ended June 30, 2025, we received redemption requests totaling approximately $3.3 million, approximately $0.2 million was fulfilled during the six months ended June 30, 2025 and the remaining $3.1 million was included in accounts payable and accrued liabilities as of June 30, 2025 and fulfilled in July 2025.

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

JUNE 30, 2026

(UNAUDITED)

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

Series E Preferred Equity

We classified our Series E Redeemable Preferred Stock (as defined in Note 7 – Preferred Equity) on our consolidated balance sheets using the guidance in ASC 480-10-S99. The Series E Redeemable Preferred Stock is redeemable at the option of the holder on the day following the one year anniversary of the original issue of date in accordance with the Series E Redeemable Preferred Stock Memorandum, subject to the terms of the memorandum, as described in Note 7 – Preferred Equity. As the shares are redeemable, and under certain circumstances not solely within our control, we have classified our Series E Redeemable Preferred Stock as temporary equity.

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

Financial and non-financial assets and liabilities measured at fair value on a non-recurring basis in our consolidated financial statements consist of real estate and related liabilities assumed related to our acquisition. The fair value of these assets and liabilities were determined as of the acquisition date using widely accepted valuation techniques, including (i) discounted cash flow analysis, which considers, among other things, leasing assumptions, growth rates, discount rates and terminal capitalization rates; (ii) income capitalization approach, which considers prevailing market capitalization rates; and (iii) comparable sales activity. In general, we consider multiple valuation techniques when measuring fair values. However, in certain circumstances, a single valuation technique may be appropriate. All of the fair values of the assets and liabilities as of the acquisition dates or assumed at the consolidation of the Operating Partnership were derived using Level 3 inputs.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

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

The table below summarizes our fixed rate notes payable at June 30, 2026 and December 31, 2025. The estimated fair value of financial instruments is subjective in nature and are dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of our fixed and variable rate notes payable were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. These assumptions are considered Level 2 inputs within the fair value hierarchy. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. As of June 30, 2026 and December 31, 2025, we believe the fair value of our variable rate debt are reasonably estimated at their notional amounts as there have been minimal changes to the fixed spread portion of interest rates for similar loans observed in the market, and as the variable portion of our interest rates fluctuate with the associated market indices.

	June 30, 2026		December 31, 2025
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Secured Debt	$125,000,000	$125,505,100	$129,200,000	$129,341,800

During the six months ended June 30, 2026 and 2025, we held interest rate cash flow hedges and foreign currency net investment hedges to hedge our interest rate and foreign currency exposure (See Note 5 – Debt and Note 6 – Derivative Instruments). The valuation of these instruments were determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. The analyses reflect the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including interest rate curves, foreign exchange rates and implied volatilities as applicable. The fair value of the interest rate swaps and cap agreements were determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash payments. Our fair values of our net investment hedges are based primarily on the change in the spot rate at the end of the period as compared with the strike price at inception.

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

Although we had determined that the majority of the inputs used to value our hedges were within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our hedges utilized Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, through June 30, 2026, we had assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our hedge positions and determined that the credit valuation adjustment was not significant to the overall valuation of our hedge. As a result, we determined that our hedge valuation in its entirety was classified in Level 2 of the fair value hierarchy.

The table below presents the Company's assets and liabilities measured at fair value on a recurring basis as of June 30, 2026, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets - interest rate hedges	$—	$2,847,001	$—
Accounts payable and accrued liabilities - interest rate hedges	$—	$312,339	$—

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of both June 30, 2026, and December 31, 2025, the Company had no recorded income tax expense/(benefit), nor did the Company pay any income taxes. The Company recorded a full valuation allowance against its deferred tax assets of approximately $10.4 million and $9.7 million as of June 30, 2026 and December 31, 2025, respectively.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

	June 30, 2026	December 31, 2025
Deferred tax asset:
Canadian interest expense limitation	$4,863,944	$4,127,546
Canadian carryforward capital losses	8,971,657	8,778,327
Canadian real estate	216,580	241,259
Total deferred tax asset	14,052,181	13,147,132
Deferred tax liabilities:
Canadian real estate	(3,696,042)	(3,452,403)
Total deferred tax liabilities	(3,696,042)	(3,452,403)

Valuation allowance	(10,356,139)	(9,694,729)

Net deferred tax liabilities	$—	$—

Uncertain tax positions may arise where tax laws may allow for alternative interpretations or where the timing of recognition of income is subject to judgment. Under ASC Topic 740, tax positions are evaluated for recognition using a more–likely–than–not threshold, and those tax positions requiring recognition are measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of June 30, 2026 and December 31, 2025, the Company had no uncertain tax positions. As of June 30, 2026 and December 31, 2025, the Company had no interest or penalties related to uncertain tax positions. Income taxes payable are classified within accounts payable and accrued liabilities in the consolidated balance sheets. The tax years 2022 through 2025 remains open to examination by the major taxing jurisdictions to which we are subject.

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

Concentration

No single self storage customer represents a significant concentration of our revenues. For the six months ended June 30, 2026, approximately 49%, 15%, and 11% of our rental income was concentrated in the Greater Toronto Area of Canada, Arizona and Florida, respectively. Our properties within the aforementioned geographic areas are dispersed therein, operating in multiple different regions and sub-markets.

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

JUNE 30, 2026

(UNAUDITED)

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

The following table presents the unconverted Series B Convertible Preferred Stock and unvested restricted stock awards, that were excluded from the computation of diluted earnings per share above as their effect would have been antidilutive for the respective periods, and was calculated using the treasury stock or if-converted method, as applicable:

	For the six months ended June 30,
	2026	2025
	Equivalent Shares (if converted)	Equivalent Shares (if converted)
Series B Convertible Preferred Stock	13,636,364	13,636,364
Unvested restricted stock awards	12,500	11,875
	13,648,864	13,648,239

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

Note 3. Real Estate Facilities

The following summarizes the activity in real estate facilities during the six months ended June 30, 2026:

Real estate facilities
Balance at December 31, 2025	512,513,507
Improvements and additions	15,698,293
Impact of foreign exchange rate changes	(11,011,458)
Balance at June 30, 2026	$517,200,342
Accumulated depreciation
Balance at December 31, 2025	(41,047,473)
Depreciation expense	(6,614,228)
Impact of foreign exchange rate changes	756,201
Balance at June 30, 2026	$(46,905,500)

There were no acquisitions during the six months ended June 30, 2026 and 2025.

Note 4. Investments in Unconsolidated Real Estate Ventures

We have entered into various agreements with a subsidiary of SmartCentres, an unaffiliated third party, to acquire tracts of land, develop and operate self storage facilities. As of June 30, 2026, our unconsolidated real estate ventures consist of five operating self storage facilities in the lease-up phase.

We account for these investments using the equity method of accounting and they are stated at cost and adjusted for our share of net earnings or losses and reduced by distributions. Equity in earnings (loss) will generally be recognized based on our ownership interest in the earnings (loss) of each of the unconsolidated investments.

For the three months ended June 30, 2026 and 2025, we recorded net aggregate loss of approximately $0.7 million and $0.4 million, respectively, from our equity in loss related to our unconsolidated real estate ventures. For the six months ended

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

June 30, 2026 and 2025, we recorded net aggregate loss of approximately $1.6 million and $0.6 million, respectively, from our equity in loss related to our unconsolidated real estate ventures.

The Company's investments in unconsolidated real estate ventures are summarized as follows:

				Carrying Value of Investment
	Location	Date Real Estate Venture Became Operational	Equity Ownership %	June 30, 2026	December 31, 2025
Toronto (1)	Toronto, Ontario	June 2025	50%	$3,653,653	$4,160,699
Toronto II (1)	Toronto, Ontario	April 2025	50%	4,688,860	5,254,183
Dorval (1)	Dorval, Quebec	June 2025	50%	2,570,895	3,106,052
Hamilton (1)	Hamilton, Ontario	October 2024	50%	1,764,341	2,131,495
Montreal (1)	Montreal, Quebec	May 2026	50%	3,997,707	9,860,516
				$16,675,456	$24,512,945
(1)
As of June 30, 2026, these five JV Properties were encumbered by first mortgages pursuant to the SmartCentres Financing (defined below).

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

On February 19, 2026, the JV Properties amended the SmartCentres Financing to: (i) extend the maturity date by one-year until May 11, 2027; (ii) add the Montreal Property as a borrower under the SmartCentres Financing; and (iii) draw approximately CAD $17.5 million. Subsequent to the draw, the JV Properties distributed approximately CAD $8.7 million to each partner.

As of June 30, 2026, approximately CAD $116.2 million was outstanding on the SmartCentres Financing.

The SmartCentres Financing is secured by first mortgages on each of the JV Properties. Interest on the SmartCentres Financing is a variable annual rate equal to the aggregate of: (i) the Adjusted Daily Compounded Canadian Overnight Repo Rate Average (“CORRA”), plus: (ii) an adjusted Daily Compounded CORRA adjustment of approximately 0.30%, plus (iii) a margin based on the External Credit Rating, plus (iv) a margin under the Senior Credit Facility, each as defined and described further in the MMCA. As of June 30, 2026, the total interest rate was approximately 5.26%.

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

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Note 5. Debt

The Company’s secured debt is summarized as follows:

Debt	June 30, 2026	December 31, 2025	Interest Rate	Maturity Date
Huntington Credit Facility(1)	$86,103,075	$86,937,660	6.26%	11/30/2027
National Bank of Canada - Four Property Loan(2)	43,865,507	45,960,783	4.86%	1/8/2028
Skymar - Vancouver	13,000,000	13,000,000	7.55%	4/1/2030
Meridian Loan(3)	9,368,083	7,617,239	5.95%	1/31/2028
QuadReal - Seven Property Loan(4)	103,385,100	107,221,800	5.59%	4/1/2030
Skymar - Bradenton	9,120,000	9,120,000	7.50%	4/1/2030
SmartStop Bridge Loan	28,500,000	25,000,000	7.18%	6/30/2027
Debt issuance costs, net	(1,627,182)	(1,949,228)
Total Debt	$291,714,583	$292,908,254

(1)
As of June 30, 2026, this variable rate loan encumbers 11 properties (Phoenix I, Las Vegas, Phoenix II, Surprise, Apopka, Portland, Newark, Levittown, Chandler, St. Johns and Oxford). We entered into an interest rate swap agreement that fixes SOFR at 1.54% until the maturity of the loan.
(2)
This variable rate loan encumbers four properties (Burlington, Cambridge, North York and Edmonton) and the amount shown above is in USD based on the foreign exchange rate in effect as of June 30, 2026 and December 31, 2025, respectively. We entered into an interest rate swap agreement that fixes CORRA at 3.03% until the maturity of the loan.
(3)
This variable rate loan encumbers our Etobicoke, ONT development property and the amount shown above is in USD based on the foreign exchange rate in effect as of June 30, 2026 and December 31, 2025, respectively.
(4)
This fixed rate loan encumbers seven properties (Mississauga, Mississauga II, Burlington II, Hamilton, Vancouver, Woodbridge and Toronto) and the amount shown above is in USD based on the foreign exchange rate in effect as of June 30, 2026 and December 31, 2025, respectively.

The weighted average interest rate on our consolidated debt, excluding the impact of our interest rate hedging activities, as of June 30, 2026 was approximately 5.99%.

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

JUNE 30, 2026

(UNAUDITED)

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

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

The amounts outstanding under the Huntington Credit Facility bear interest at a variable rate equal to the one month Term SOFR plus 2.61%, adjusted monthly, with a floor of 3.25%. As of June 30, 2026, the interest rate excluding the impact of our interest rate hedging activities on the Huntington Credit Facility was 6.26%. The loan may be prepaid in whole or in part, without penalty or premium, at any time, subject to certain conditions as set forth in the Credit Agreement.

The Credit Agreement contains certain customary representations and warranties, affirmative, negative and financial covenants, borrowing conditions, and events of default. We serve as a limited recourse guarantor with respect to the Huntington Credit Facility. In particular, the financial covenants include a minimum debt service coverage ratio and minimum net worth and liquid assets requirements applicable to us and our Operating Partnership as guarantors. As of June 30, 2026, we were in compliance with all such covenants.

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

On June 28, 2024, we amended the SmartStop Bridge Loan (the “SmartStop Bridge Loan Amendment”) to (i) increase the maximum borrowing capacity of the loan from $15.0 million to $25.0 million; and (ii) extend the maturity date by one-year until December 31, 2025. On July 29, 2024, we drew $8.0 million pursuant to the SmartStop Bridge Loan. On July 29, 2025, we drew $2.0 million pursuant to the SmartStop Bridge Loan. On December 22, 2025, we further amended the SmartStop Bridge Loan (the “Second SmartStop Bridge Loan Amendment”) to (i) extend the maturity date to June 30, 2027; and (ii) reduce the interest rate to SOFR plus 3.5% effective January 1, 2026. On June 10, 2026, we further amended the SmartStop Bridge Loan Agreement (the “Third SmartStop Bridge Loan Amendment”) to (i) increase the maximum borrowing capacity of the SmartStop Bridge Loan from $25.0 million to $35.0 million; and (ii) add an extension option at the Bridge Loan Borrower’s discretion to extend the term of the SmartStop Bridge Loan until December 31, 2027. As of June 30, 2026, we had $6.5 million available capacity on the SmartStop Bridge Loan.

As of June 30, 2026, the interest rate on the SmartStop Bridge Loan was 7.18%. Payments under the SmartStop Bridge Loan are interest-only and payable monthly. The SmartStop Bridge Loan may be prepaid either in whole or in part, at any time, without penalty or premium.

The SmartStop Bridge Loan contains customary affirmative and negative covenants, agreements, representations, warranties and borrowing conditions, and events of default. As of June 30, 2026, we were in compliance with all such covenants.

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

JUNE 30, 2026

(UNAUDITED)

On May 22, 2024, we amended the National Bank of Canada - Burlington Loan to reflect a transition from CDOR to CORRA. On June 27, 2024, the loan and the interest rate swap converted to CORRA. Borrowings under the National Bank of Canada - Burlington Loan were subject to interest at the CORRA rate, plus a CORRA adjustment of approximately 0.30%, plus a spread of 2.25%.

On January 8, 2025, in connection with entering into the National Bank of Canada - Four Property Loan, the National Bank of Canada - Burlington Loan was repaid in full and terminated without fees or penalties. On January 8, 2025, we settled the CORRA interest rate swap agreement.

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

JUNE 30, 2026

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

JUNE 30, 2026

(UNAUDITED)

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

Pursuant to the loan agreement for the National Bank of Canada — Four Property Loan (the “Four Property Loan Agreement”), amounts outstanding under the National Bank of Canada — Four Property Loan bear an interest rate equal to CORRA, plus a CORRA adjustment of approximately 0.30%, plus 2.25%. In addition, we entered into an interest rate swap agreement with a notional amount of CAD $64.0 million, whereby CORRA is fixed at approximately 3.03% that fixes the all in interest rate at 5.58% through the maturity of the National Bank of Canada — Four Property Loan. As of June 30, 2026, the interest rate excluding the impact of our interest rate hedging activities on the National Bank of Canada — Four Property Loan was 4.86%. The National Bank of Canada — Four Property Loan has an initial term of three years, maturing on January 8, 2028. Payments under the National Bank of Canada — Four Property Loan consist of both principal and interest, calculated using a 25-year amortization, and are payable monthly.

The Four Property Loan Agreement contains a modified debt service coverage ratio and customary affirmative, negative, and financial covenants, an interest reserve requirement, agreements, representations, warranties and borrowing conditions, and events of default, all as set forth in the Four Property Loan Agreement. We serve as a full recourse guarantor with respect to the National Bank of Canada — Four Property Loan. As of June 30, 2026, we were in compliance with all such covenants.

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

Pursuant to the loan agreement for the Skymar - Vancouver Loan (the “Skymar Vancouver Loan Agreement”), amount outstanding under the Skymar - Vancouver Loan bears interest at an annual fixed rate equal to 7.55%. The Skymar — Vancouver Loan has a maturity date of April 1, 2030. Payments under the Skymar — Vancouver Loan are payable monthly and are interest-only until April 1, 2027 and are principal and interest thereafter. The Skymar — Vancouver Loan may be prepaid in whole, but not in part, at any time, subject to certain conditions as set forth in the Skymar Vancouver Loan Agreement. The loan documents contain agreements; representations; warranties and borrowing conditions; reserve requirements and events of default all as set forth in such loan documents. In addition, and pursuant to the terms of the limited recourse guaranty, we serve as a non-recourse guarantor with respect to the Skymar - Vancouver Loan. As of June 30, 2026, we were in compliance with all such covenants.

Meridian Financing

On March 6, 2025, we, through an indirect, wholly-owned special purpose entity, entered into a credit agreement with Meridian Credit Union Limited (the “Meridian Credit Agreement”) with a maximum borrowing capacity of approximately CAD $16.0 million (the "Meridian Loan"). At close, we borrowed approximately CAD $2.1 million. The Meridian Loan is secured by a first mortgage on our property in Etobicoke, Ontario Canada (the "Etobicoke Property"). The proceeds of the Meridian Loan will be used to fund development of a self storage facility on the Etobicoke Property. As of June 30, 2026 we had approximately CAD $13.3 million outstanding and approximately CAD $2.7 million of available capacity.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

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

On August 19, 2025, we modified the Meridian Credit Agreement and reduced the all-in floor rate to 5.20% per annum. As of June 30, 2026, the interest rate on the Meridian Loan was 5.95%.

The Meridian Credit Agreement contains customary affirmative, negative, and financial covenants, agreements, representations, warranties and borrowing conditions, and events of default. We serve as a full recourse guarantor with respect to the Meridian Loan. As of June 30, 2026, we were in compliance with all such covenants.

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

The QuadReal - Seven Property Loan Agreement also contains customary affirmative, negative, and financial covenants, agreements, representations, warranties and borrowing conditions, and events of default, all as set forth in the QuadReal - Seven Property Loan Agreement. We serve as a non-recourse guarantor with respect to the QuadReal — Seven Property Loan. In addition, we provided the lenders with a debt service guarantee. However, the debt service guarantee may be terminated early based on achieving two consecutive fiscal quarters at a specific debt service ratio of not less than 1.1 to 1.0, as described in the QuadReal — Seven Property Loan Agreement. As of June 30, 2026, we were in compliance with all such covenants.

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

Pursuant to the loan agreement for the Skymar Bradenton Loan (the "Skymar Bradenton Loan Agreement"), amounts outstanding under the Skymar - Bradenton Loan bear interest at an annual fixed rate equal to 7.50%. The Skymar - Bradenton Loan has a maturity date of April 1, 2030. Payments under the Skymar - Bradenton Loan are payable monthly and are

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

interest-only until April 1, 2027 and are principal and interest thereafter. The Skymar - Bradenton Loan may be prepaid in whole, but not in part, at any time, subject to certain conditions as set forth in the Skymar - Bradenton Loan Agreement. The loan documents contain agreements; representations; warranties and borrowing conditions; reserve requirements and events of default all as set forth in such loan documents. In addition, and pursuant to the terms of the limited recourse guaranty, we serve as a non-recourse guarantor with respect to the Skymar - Bradenton Loan. As of June 30, 2026, we were in compliance with all such covenants.

The following table presents the future principal payment requirements on our outstanding secured debt as of June 30, 2026:

2026	1,285,253
2027	114,891,744
2028	52,144,000
2029	326,349
2030	124,694,419
Total payments	293,341,765
Debt issuance costs, net	(1,627,182)
Total	$291,714,583

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

The change in the value of the portion of our settled and unsettled foreign currency hedge that is not designated for hedge accounting for GAAP is recorded in Foreign currency adjustment within our consolidated statements of operations and represented a loss of approximately none and $2.6 million for the six months ended June 30, 2026 and 2025, respectively.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

The following table summarizes the terms of our derivative financial instruments as of June 30, 2026:

	Notional Amount	Strike	Effective Date	Maturity Date
Interest Rate Derivatives:
CORRA Swap - Four Property Loan(1)	$62,370,975	3.03%	January 9, 2025	January 10, 2028
SOFR Swap - Huntington Credit Facility(2)	$86,103,075	1.54%	March 2, 2026	November 30, 2027

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
(2)
Notional amount was denominated in USD, was designated as a cash flow hedge and was terminated during the first quarter of 2026.

The following table presents a gross presentation of the fair value of our derivatives financial instruments as well as their classification on our consolidated balance sheets as of June 30, 2026 and December 31, 2025:

	Asset/Liability Derivatives Fair Value
	June 30, 2026	December 31, 2025
Interest Rate Hedges:
Other assets	$2,847,001	$1,563,065
Accounts payable and accrued liabilities	$312,339	$496,702

The following table presents the effects of our derivative financial instruments on our consolidated statements of operations for the periods presented:

	Gain (loss) recognized in OCI for the three months ended June 30,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI for the three months ended June 30,
Type	2026	2025		2026	2025
Interest Rate Swaps	$336,373	$(110,434)	Interest Expense	$(155,340)	$2,519
Interest Rate Caps	—	—	Interest Expense	—	49,516
Foreign Currency Put	—	(1,034,818)	N/A	—	—
	$336,373	$(1,145,252)		$(155,340)	$52,035

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

	Gain (loss) recognized in OCI for the six months ended June 30,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI for the six months ended June 30,		Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative for the six months ended June 30,
Type	2026	2025		2026	2025		2026	2025
Interest Rate Swaps	$990,149	$(1,477,659)	Interest Expense	$(315,893)	$1,340	Interest Expense	$—	$(305,981)
Interest Rate Caps	—	—	Interest Expense	—	124,439	Interest Expense	—	110,805
Foreign Currency Put	—	(1,190,074)	N/A	—	—	N/A	—	—
	$990,149	$(2,667,733)		$(315,893)	$125,779		$—	$(195,176)

Based upon the forward rates in effect as of June 30, 2026, we estimate that approximately $0.3 million related to our qualifying cash flow hedges will be reclassified to reduce interest expense during the next 12 months.

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

JUNE 30, 2026

(UNAUDITED)

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

JUNE 30, 2026

(UNAUDITED)

Chairman or any similar role or (B) otherwise perform any of the duties typically performed by Mr. Schwartz in his capacity as Chairman as of the date of the Series B Purchase Agreement.

Investor’s Right Agreement

On May 1, 2023, concurrent with our entry into the Series B Purchase Agreement, we and the Investor entered into an investors’ rights agreement (the “Investors’ Rights Agreement”). Pursuant to the Investors’ Rights Agreement, the Investor has the right to request us to register for resale under the Securities Act, shares of the Class A Common Stock issued to the Investor upon conversion of the Preferred Shares acquired pursuant to the Series B Purchase Agreement, subject to certain limitations. After the first anniversary of the issuance of the Preferred Shares, the Investor may request up to four demand registrations for an amount of shares equal to at least $15 million each. The Company is required to use our reasonable best efforts to (i) file a registration statement on Form S-3 within 30 days of such request (or a registration statement on Form S-11 or such other appropriate form within 60 days of such request) and (ii) cause such registration statement to become effective as promptly as practicable thereafter. The Investors’ Rights Agreement also grants the Investor certain “piggyback” registration rights.

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

As of June 30, 2026, there were 150,000 Preferred Shares outstanding with an aggregate liquidation preference of approximately $153.1 million, which consists of $150.0 million from the initial closing and approximately $3.1 million of accumulated and unpaid distributions.

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

JUNE 30, 2026

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

As of June 30, 2026, there were 1.4 million Series D Preferred Units outstanding with an aggregate liquidation preference of approximately $36.2 million, which consists of $35.0 million from the initial closing and approximately $1.2 million of accumulated and unpaid distributions.

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

On July 20, 2026, our board of directors approved an extension of the Series E Preferred Offering from September 30, 2026 to September 30, 2027, unless further extended by our Board. We also reserve the right to terminate the Offering at any time.

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

JUNE 30, 2026

(UNAUDITED)

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

As of June 30, 2026, there were approximately 0.1 million Series E Preferred Stock outstanding with an aggregate liquidation preference of approximately $1.0 million, which consists of approximately $1.0 million from the Series E Preferred Offering and approximately $6,000 of accumulated and unpaid distributions.

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

JUNE 30, 2026

(UNAUDITED)

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

Note 8. Segment Disclosures

Our business is composed of one reportable segment: self storage operations. Within our self storage operations segment, as of June 30, 2026 and December 31, 2025, approximately $281.9 million and $293.4 million, respectively, of our assets relate to our operations in Canada. For the three and six months ended June 30, 2026, approximately $4.5 million and approximately $8.8 million, respectively, of our revenues in the self storage segment related to our operations in Canada.

For the three and six months ended June 30, 2025, approximately $4.3 million and approximately $8.3 million, respectively, of our revenues in the self storage segment related to our operations in Canada.

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

The following tables summarize information for the reportable segments for the three and six months ended June 30, 2026 and 2025:

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Self storage rental revenue	$7,988,252	$7,612,852	$15,768,198	$14,916,493
Ancillary operating revenue	55,025	57,788	99,892	103,505
Total revenues	8,043,277	7,670,640	15,868,090	15,019,998
Operating expenses:
Property operating expenses
Property taxes	1,064,383	959,318	2,049,703	1,893,858
Payroll	630,935	602,968	1,321,579	1,172,115
Advertising	261,115	247,138	498,863	490,868
Repairs & maintenance	229,148	243,786	550,391	555,976
Utilities	227,050	235,784	643,759	603,919
Property insurance	146,417	139,600	292,081	279,208
Administrative and professional	482,296	402,857	922,453	774,587
Total property operating expenses	3,041,344	2,831,451	6,278,829	5,770,531
Other operating expenses:
Property operating expenses – affiliates	1,373,546	1,331,452	2,735,708	2,571,719
General and administrative	1,738,455	1,678,129	3,253,205	3,381,937
Depreciation	3,368,222	3,280,079	6,661,010	6,398,481
Acquisition expenses	624,762	147,714	863,841	269,610
Total other operating expenses	7,104,985	6,437,374	13,513,764	12,621,747
Operating loss:	(2,103,052)	(1,598,185)	(3,924,503)	(3,372,280)
Other income (expense):
Interest expense	(4,329,714)	(4,176,197)	(8,461,813)	(8,283,492)
Interest expense – debt issuance costs	(161,698)	(180,518)	(321,550)	(668,915)
Derivative fair value adjustment	—	—	—	(531,449)
Other income (expense)	19,212	(9,829)	41,122	69,183
Equity in loss of unconsolidated real estate ventures	(747,544)	(385,074)	(1,561,373)	(607,602)
Foreign currency adjustment	(2,143,430)	3,304,699	(3,873,704)	3,108,763
Net loss	$(9,466,226)	$(3,045,104)	$(18,101,821)	$(10,285,792)

Note 9. Related Party Transactions

Fees to Affiliates

Our Advisory Agreement and our Managing Dealer Agreement entitle our Advisor and Orchard to specified fees upon the provision of certain services with regard to the Series E Preferred Offering and investment of funds in real estate properties, among other services, as well as reimbursement for organization and offering costs incurred by our Advisor on our behalf and reimbursement of certain costs and expenses incurred by our Advisor in providing services to us.

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

Organization and Offering Costs

Organization and offering costs of the Series E Preferred Offering paid by our Advisor on our behalf will be reimbursed to our Advisor. In addition, organization and offering costs of the Public Offering have been paid by our Advisor on our behalf and will be reimbursed to our Advisor; provided, however, that our Advisor funded, and was not reimbursed

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

for, 1.0% of the gross offering proceeds from the sale of Class W shares towards payment of organization and offering expenses. Organization and offering costs consist of all expenses (other than sales commissions, the dealer manager fee, stockholder servicing fees and dealer manager servicing fees) to be paid by us in connection with the Series E Preferred Offering and Public Offering, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable organization and offering expenses, including, but not limited to, (i) amounts to reimburse our Advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of our Advisor and its affiliates in connection with registering and marketing our shares; (ii) technology costs associated with the Series E Preferred Offering and Public Offering; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses. Our Advisor was required to reimburse us within 60 days after the end of the month which the Public Offering terminates to the extent we paid or reimbursed organization and offering costs (including sales commissions, dealer manager fees, stockholder servicing fees, and dealer manager servicing fees) in excess of 15% of the gross offering proceeds from the Primary Offering. The Primary Offering was terminated on May 30, 2025. Organization and offering costs from the Primary Offering were less than 15% of gross proceeds from the Primary Offering.

Advisory Agreements

We do not have any employees. Our Advisor is primarily responsible for managing our business affairs and carrying out the directives of our board of directors. Our Advisor receives various fees and expenses under the terms of our Advisory Agreement. As discussed above, we will be required under our Advisory Agreement to reimburse our Advisor for organization and offering costs; provided, however, our Advisor funded, and was not reimbursed for, 1% of the gross offering proceeds from the sale of Class W shares towards payment of organization and offering expenses. As noted above, the Advisory Agreement also required our Advisor to reimburse us to the extent that offering expenses, including sales commissions, dealer manager fees, stockholder servicing fees and dealer manager servicing fees, were in excess of 15% of gross proceeds from the Primary Offering.

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

Our Advisory Agreement provides for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us. Beginning four fiscal quarters after commencement of the Public Offering, pursuant to our Advisory Agreement, our Advisor is required to pay or reimburse us the amount by which our aggregate annual operating expenses, as defined, exceed the greater of 2% of our average invested assets or 25% of our net income, as defined, unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For any fiscal quarter for which total operating expenses for the 12 months then ended exceed the limitation, we will disclose this fact in our next quarterly report or within 60 days of the end of that quarter and send a written disclosure of this fact to our stockholders. In each case the disclosure will include an explanation of the factors that the independent directors considered in arriving at the conclusion that the excess expenses were justified. As of June 30, 2026, our aggregate annual operating expenses, as defined, did not exceed the threshold described above.

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

JUNE 30, 2026

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

JUNE 30, 2026

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

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the year ended December 31, 2025 and the six months ended June 30, 2026, as well as any related amounts payable as of December 31, 2025 and June 30, 2026:

	Year Ended December 31, 2025			Six Months Ended June 30, 2026
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Operating expenses	$9,059,444	$15,589,065	$2,770,160	$7,779,781	$1,778,504	$8,771,437
Asset management fees	4,402,526	5,714,373	1,136,501	2,293,764	504,562	2,925,703
Property management fees	1,871,969	2,404,038	618,620	971,682	172,507	1,417,795
Acquisition expenses (1)	388,834	1,217,631	149,576	731,034	—	880,610
Preferred Equity
Offering Costs	350,000	350,000	—	—	—	—
Total	$16,072,773	$25,275,107	$4,674,857	$11,776,261	$2,455,573	$13,995,545

(1)
Amounts include third party acquisition expenses paid by our Sponsor and reimbursed by the Company.

Tenant Programs

We may offer Tenant Programs to customers at our properties pursuant to which our Property Manager or an affiliate is entitled to substantially all of the net revenue attributable to the sale of Tenant Programs at our properties.

In order to protect the interest of the Property Manager in receiving these revenues in light of the fact that we control the properties and, hence, the ability of the Property Manager to receive such revenues, we and an affiliate of our Property Manager agreed to transfer our respective rights in such revenue to a joint venture entity owned 0.1% by our TRS subsidiary and 99.9% by our Property Manager’s affiliate (the “PM Affiliate”). Under the terms of the operating agreement of the joint venture entity, dated March 8, 2021 (the “JV Agreement”), our TRS receives 0.1% of the net revenues generated from such Tenant Programs and the PM Affiliate receives the other 99.9% of such net revenues. The JV Agreement further provides, among other things, that if a member or its affiliate terminates all or substantially all of the property management agreements or defaults in its material obligations under the JV Agreement or undergoes a change of control, as defined, (the “Triggering Member”), the other member generally shall have the right (but not the obligation) to either (i) sell all of its interest in the joint venture to the Triggering Member at fair market value (as agreed upon or as determined under an appraisal process) or

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

(ii) purchase all of the Triggering Member’s interest in the joint venture at 95% of fair market value. During each of the six months ended June 30, 2026 and 2025, an affiliate of our Property Manager received net revenue from this joint venture of approximately $0.7 million.

Storage Auction Program

Our Sponsor owns a minority interest in a company that owns 50% of an online auction company (the “Auction Company”) that serves as a web portal for self storage companies to post their auctions for the contents of abandoned storage units online instead of using live auctions conducted at the self storage facilities. The Auction Company receives a service fee for such services. During the six months ended June 30, 2026 and 2025, we paid approximately $4,500 and $4,000 in fees to the Auction Company related to our properties, respectively. Our properties will receive the proceeds from such online auctions.

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

As of June 30, 2026, we have sold approximately 1.3 million Class P shares, approximately 0.3 million Class A shares, approximately 0.4 million Class T shares, approximately 0.1 million Class W shares, approximately 0.3 million Class Y shares and approximately 17,000 Class Z shares for gross proceeds of approximately $23.0 million pursuant to the distribution reinvestment plan.

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

JUNE 30, 2026

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

For the six months ended June 30, 2026, we received redemption requests totaling approximately $0.2 million, approximately $0.1 million was fulfilled during the six months ended June 30, 2026 and the remaining approximately $0.1 million was included in accounts payable and accrued liabilities as of June 30, 2026 and fulfilled in July 2026. For the six months ended June 30, 2025, we received redemption requests totaling approximately $3.3 million, approximately $0.2 million was fulfilled during the six months ended June 30, 2025 and the remaining $3.1 million was included in accounts payable and accrued liabilities as of June 30, 2025 and fulfilled in July 2025.

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

JUNE 30, 2026

(UNAUDITED)

Other Contingencies

From time to time, we are party to legal proceedings that arise in the ordinary course of our business. We are not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by governmental authorities.

Note 11. Declaration of Distributions

Cash Distribution Declaration

On June 29, 2026, our board of directors declared a daily distribution rate of approximately $0.001698 per day per share on the outstanding shares of common stock payable to Class A, Class T, Class W, Class P, Class Y and Class Z stockholders of record of such shares as shown on our books at the close of business on each day of the period commencing on July 1, 2026 and ending September 30, 2026. In connection with this distribution, stockholders who hold Class T and Class Y shares will be paid an amount equal to approximately $0.001698 per day less the stockholder servicing fee payable per share per day. Such distributions payable to each stockholder of record during a month will be paid the following month.

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

Potential SSGT III Merger

On July 14, 2026, the Company, SSGT III, and SSGT III Merger Sub, entered into the SSGT III Merger Agreement. The SSGT III Merger Agreement provides that, subject to satisfaction or waiver of various conditions set forth in the SSGT III Merger Agreement, we will acquire SSGT III by way of a merger of SSGT III with and into SSGT III Merger Sub, with SSGT III Merger Sub being the surviving entity. SSGT III and the Company are both sponsored by an affiliate of SmartStop Self Storage REIT, Inc.

At the effective time of the SSGT III Merger (the “Merger Effective Time”), SSGT III shall cease to exist as a separate entity in accordance with the applicable provisions of the Maryland General Corporation Law. The special committee of our board of directors (the “Company’s Special Committee”), our board of directors, the board of directors of SSGT III (the “SSGT III Board”), and the special committee of the SSGT III Board (the “SSGT III Special Committee”) have unanimously approved the SSGT III Merger, the SSGT III Merger Agreement, and the transactions contemplated by the SSGT III Merger Agreement. The Company’s Special Committee is composed entirely of independent directors of the Company.

Pursuant to the terms and subject to the conditions set forth in the SSGT III Merger Agreement, at the Merger Effective Time, (a) each share of SSGT III’s common stock, $0.001 par value per share (“SSGT III Common Stock”), issued and outstanding immediately prior to the SSGT III Merger Effective Time (other than shares owned by us, any subsidiary of ours, or any subsidiary of SSGT III) will be converted into the right to receive 1.0 shares of our Class A Common Stock, subject to the treatment of fractional shares in accordance with the SSGT III Merger Agreement; and (b) each share of Series A Convertible Preferred Stock, $0.001 par value per share, of SSGT III (“SSGT III Series A Preferred Stock”) issued and outstanding immediately prior to the Merger Effective Time will automatically be converted into the right to receive a share of Series G Convertible Preferred Stock, $0.001 par value per share, of the Company (the “SST VI Series G Preferred Stock”), a newly designated series of preferred stock of the Company having powers, preferences, privileges and rights substantially the same as those of the SSGT III Series A Preferred Stock, and such right to receive our Class A Common Stock and SST VI Series G Preferred Stock (collectively, the “SSGT III Merger Consideration”).

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Assuming all of the conditions of the Merger are satisfied and the Merger is consummated in accordance with the terms in the Merger Agreement, the Company will acquire all of the real estate owned by SSGT III, which as of June 30, 2026 consisted of (i) 12 wholly-owned self storage facilities located in four states and three Canadian provinces comprising approximately 9,215 self storage units and approximately 981,465 net rentable square feet, (ii) SSGT III’s 50% equity interest in three unconsolidated real estate ventures located in the two Canadian provinces (British Columbia and Quebec) (the “JV Properties”), and (iii) beneficial interest in three Delaware Statutory Trust (“DST”) sponsored programs. The unconsolidated real estate ventures consist of one operating self storage property and two parcels of land being developed into self storage facilities, with subsidiaries of SmartCentres Real Estate Investment Trust, an unaffiliated third party, owning the other 50% of such entities.

The SSGT III Merger Agreement contains customary representations, warranties, and covenants, including covenants relating to the conduct of our business and the business of SSGT III during the period between the execution of the SSGT III Merger Agreement and the earlier of the completion of the SSGT III Merger or the termination of the SSGT III Merger Agreement in accordance with its terms. The closing of the SSGT III Merger (the “Closing”) is subject to and conditioned on the approval of the SSGT III Merger by the affirmative vote of the holders of not less than a majority of all outstanding shares of SSGT III Common Stock (the “Stockholder Approval”). Pursuant to the terms of the SSGT III Merger Agreement, the Closing is also subject to other customary conditions, including the delivery of certain documents and legal opinions, the effectiveness of the registration statement on Form S-4 to be filed by the Company to register the shares of our Class A Common Stock to be issued as SSGT III Merger Consideration, the accuracy of the representations and warranties of the parties (subject to the materiality standards contained in the SSGT III Merger Agreement), and the absence of a “Strategic Storage Trust VI Material Adverse Effect” or “SSGT III Material Adverse Effect” (as each term is defined in the SSGT III Merger Agreement). Our obligation to consummate the SSGT III Merger is not subject to a financing condition. The Closing is not subject to the approval of our stockholders.

The SSGT III Merger Agreement prohibits SSGT III and its subsidiaries and representatives from soliciting alternative acquisition proposals, subject to certain limited exceptions. During the period beginning on the date of the SSGT III Merger Agreement and continuing for forty-two (42) days, the parties are subject to a customary “window shop” period related to potential bidder proposals. SSGT III has agreed not to solicit or enter into an agreement regarding an Acquisition Proposal (as defined in the SSGT III Merger Agreement) and, subject to certain exceptions, is not permitted to enter into discussions or negotiations concerning any Acquisition Proposal. However, prior to obtaining the Stockholder Approval, SSGT III may, in certain circumstances specified in the SSGT III Merger Agreement, engage in discussions or negotiations and provide nonpublic information to a third party.

In connection with the termination of the SSGT III Merger Agreement and SSGT III’s entry into an alternative transaction with respect to a Superior Proposal (as defined in the SSGT III Merger Agreement), as well as under other specified circumstances, SSGT III will be required to pay to us a termination payment of $2.7 million in the event of termination during the “window shop” period, and a termination payment of $5.4 million in the event of termination under certain other circumstances. In addition, the SSGT III Merger Agreement provides for customary expense reimbursement (not to exceed $1.0 million) under specified circumstances set forth in the SSGT III Merger Agreement.

Note 13. Subsequent Events

Series E Offering Status

On July 20, 2026, our board of directors approved an extension of the Series E Preferred Offering from September 30, 2026 to September 30, 2027. We also reserve the right to terminate the Series E Preferred Offering at any time.

As of August 7, 2026, in connection with our Series E Preferred Offering we have issued approximately 0.4 million Series E Preferred shares for gross offering proceeds of approximately $3.5 million.

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

On February 26, 2021, pursuant to a confidential private placement memorandum, we commenced a private offering (the “Private Offering”) of up to $200,000,000 in shares of our common stock and $20,000,000 shares of common stock pursuant to our distribution reinvestment plan. Please see Note 1 of the Notes to the Consolidated Financial Statements contained elsewhere in this report for additional information. The primary portion of the Private Offering was terminated on March 17, 2022. We received approximately $100.7 million in offering proceeds from the sale of our common stock pursuant to the Private Offering. Through our distribution reinvestment plan, we have issued approximately 1.3 million Class P shares for gross proceeds of approximately $12.4 million.

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

As of June 30, 2026, we have issued approximately 1.3 million Class P shares, approximately 0.3 million Class A shares, approximately 0.4 million Class T shares, approximately 0.1 million Class W shares, approximately 0.3 million Class Y shares and approximately 17,000 Class Z shares for gross proceeds of approximately $23.0 million through our distribution reinvestment plan.

We have invested the net proceeds from our Private Offering and Public Offering primarily in self storage facilities consisting of both income-producing and growth properties located in the United States and Canada. As of June 30, 2026, we owned 25 operating self storage properties located in seven states (Arizona, Delaware, Florida, Nevada, Oregon, Pennsylvania and Washington) and three Canadian provinces (Alberta, British Columbia and Ontario), 50% equity interests in five unconsolidated real estate ventures located in two Canadian provinces (Ontario and Quebec). Our unconsolidated real estate ventures consist of five operating self storage properties in the lease-up phase, with subsidiaries of SmartCentres owning the other 50% of such entity and one development property in Florida.

As of June 30, 2026, our operating self storage portfolio was comprised as follows:

State/Province	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)		Rental Income %(4)
Alberta	1	495	48,800	2%	90%		3%
Arizona	4	2,850	378,720	17%	90%		15%
British Columbia	1	925	59,180	3%	93%		4%
Delaware	1	820	80,545	4%	91%		4%
Florida	4	2,585	334,615	15%	89%		11%
Nevada	1	335	51,900	2%	93%		2%
Ontario	10	9,765	1,050,035	47%	83%	(5)	49%
Oregon	1	520	55,830	2%	91%		3%
Pennsylvania	1	810	78,040	3%	91%		4%
Washington	1	1,095	99,745	5%	90%		5%
	25	20,200	2,237,410	100%	87%		100%

(1)
Includes all rentable units, consisting of storage units and parking units (approximately 725 units).
(2)
Includes all rentable square feet consisting of storage units and parking units (approximately 209,320 square feet).
(3)
Represents the occupied square feet of all facilities we owned in a state divided by total rentable square feet of all the facilities we owned in such state as of June 30, 2026.
(4)
Represents rental income for all facilities we own in a state divided by our total rental income for the month ended June 30, 2026.
(5)
We commenced operations on the Etobicoke Property on February 25, 2026, and occupancy as of June 30, 2026 was approximately 26%. The property consist of approximately 980 units and 90,300 net rentable square feet.

Development Properties

Bradenton Land

On February 16, 2023, we, through an indirect, wholly-owned subsidiary of our Operating Partnership, acquired a parcel of land adjacent to our property in Bradenton, Florida (the “Bradenton Land”) from an unaffiliated third party. The purchase price for the Bradenton Land was approximately $1.4 million, plus closing costs and an acquisition fee to our advisor. We are in the process of expanding our current self storage property on the Bradenton Land. As of June 30, 2026, estimated development costs to complete the expansion are approximately $0.7 million, which we expect to fund with a combination of net proceeds from our Series E Preferred Offering and/or potential future debt financing.

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

The following table summarizes our 50% ownership interests in unconsolidated real estate ventures as of June 30, 2026:

	Location	Real Estate Venture Status	Completion Date or estimated completion	Units	Net Rentable Sq. Ft.
Toronto (1)	Toronto, Ontario	Operational	June 2025	1,420	101,855
Toronto II (1)	Toronto, Ontario	Operational	April 2025	1,580	114,535
Dorval (1)	Dorval, Quebec	Operational	June 2025	1,290	112,280
Hamilton (1)	Hamilton, Ontario	Operational	October 2024	950	97,095
Montreal (1)	Montreal, Quebec	Operational	May 2026	1,450	124,000
				6,690	549,765
(1)
As of June 30, 2026, these five JV Properties were encumbered by first mortgages pursuant to the SmartCentres Financing (defined below).

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

On February 19, 2026, the JV Properties amended the SmartCentres Financing to: (i) extend the maturity date by one-year until May 11, 2027; (ii) add the Montreal Property as a borrower under the SmartCentres Financing, and (iii) draw approximately CAD $17.5 million. Subsequent to the draw, the JV Properties distributed approximately CAD $8.7 million to each partner. As of June 30, 2026, approximately CAD $116.2 million was outstanding on the SmartCentres Financing.

The SmartCentres Financing is secured by first mortgages on each of the JV Properties. Interest on the SmartCentres Financing is a variable annual rate equal to the aggregate of: (i) the Adjusted Daily Compounded Canadian Overnight Repo Rate Average (“CORRA”), plus: (ii) an adjusted Daily Compounded CORRA adjustment of approximately 0.30%, plus (iii) a margin based on the External Credit Rating, plus (iv) a margin under the Senior Credit Facility, each as defined and described further in the MMCA. As of June 30, 2026, the total interest rate was approximately 5.26%.

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

On March 10, 2021, we commenced formal operations and we acquired our first six self storage properties during 2021. During 2022 and 2023, we acquired 18 self storage properties primarily in the lease up phase. As of June 30, 2026 and 2025, we owned 25 and 24 operating self storage facilities, respectively. Our operating results for the three and six months ended June 30, 2026 include full period results for 24 properties and partial period results for one self storage facility we commenced operations during the first quarter of 2026. Our operating results for the three and six months ended June 30, 2025 include full period results for 24 properties. Operating results in future periods will depend on the results of operations of these properties and the real estate properties that we acquire in the future.

Comparison of the three months ended June 30, 2026 and 2025

Total Revenues

Total revenues for the three months ended June 30, 2026 and 2025 were approximately $8.1 million and approximately $7.7 million, respectively. The increase in total revenue of approximately $0.4 million, or 5%, is attributable to an increase in non same-store revenue of approximately $0.3 million due to the lease-up of our non-stabilized properties and an increase in same-store revenues of approximately $0.1 million primarily due to increased rates. We expect total revenues to increase in the future commensurate with our future acquisition activity and lease-up of our non-stabilized properties.

Property Operating Expenses

Property operating expenses for the three months ended June 30, 2026 and 2025 were approximately $3.0 million and approximately $2.8 million, respectively. Property operating expenses include the costs to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses is primarily attributable to an increase in real estate taxes and the Etobicoke Property being placed in service in February 2026. We expect property operating expenses to increase in the future as our operational activity increases but decrease as a percentage of total revenues as we lease-up our non-stabilized properties.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the three months ended June 30, 2026 and 2025 were approximately $1.4 million and approximately $1.3 million, respectively. Property operating expenses – affiliates includes property management fees, asset management fees and advisory contract amortization. We expect property operating expenses – affiliates to increase in the future as our operational activity increases.

General and Administrative Expenses

General and administrative expenses for each of the three months ended June 30, 2026 and 2025 were approximately $1.7 million. General and administrative expenses consist primarily of legal expenses, directors’ and officers’ insurance, transfer agent fees, an allocation of a portion of our Advisor’s payroll related costs, professional and accounting expenses and board of directors related costs. We expect general and administrative expenses to increase in the future as our operational activity increases, but decrease as a percentage of total revenue.

Depreciation Expenses

Depreciation expense for the three months ended June 30, 2026 and 2025 were approximately $3.4 million and approximately $3.3 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. The increase in depreciation of approximately $0.1 million is primarily attributable to the Etobicoke Property being placed in service in February 2026. We expect depreciation expense to increase in future periods commensurate with our future acquisition activity.

Acquisition Expenses – Affiliates

Acquisition expenses – affiliates for each of the three months ended June 30, 2026 and 2025 were approximately $0.1 million. Acquisition expenses primarily relate to the costs associated with our potential acquisitions prior to the acquisitions becoming probable in accordance with our capitalization policy. We expect acquisition expenses – affiliates to fluctuate in the future commensurate with our acquisition activity.

Other Property Acquisition Expenses

Other property acquisition expenses of the three months ended June 30, 2026 and 2025 were approximately $0.5 million and $43,000, respectively. Acquisition expenses primarily relate to the costs associated with our potential acquisitions prior to the acquisitions becoming probable in accordance with our capitalization policy. The increase in other property acquisition expense is primarily related to the potential SSGT III Merger. We expect other property acquisition expenses to fluctuate in the future commensurate with our acquisition activity.

Interest Expense

Interest expense for the three months ended June 30, 2026 and 2025 was approximately $4.3 million and $4.2 million, respectively. Interest expense includes interest expense on our debt and the impact of our interest rate derivatives designated for hedge accounting. We expect interest expense to fluctuate in the future commensurate with our future debt level and interest rates.

Interest Expense – Debt Issuance Costs

Interest expense – debt issuance costs for each of the three months ended June 30, 2026 and 2025 were approximately $0.2 million. Interest expense – debt issuance costs reflects the amortization of fees incurred in connection with obtaining financing. We expect interest expense – debt issuance costs to increase commensurate with our future financing activity.

Equity in loss of unconsolidated real estate ventures

Losses from our equity method investments in the JV Properties for the three months ended June 30, 2026 and 2025 were approximately $0.7 million and $0.4 million, respectively. Losses from our equity method investments in the JV Properties consists of our allocation of earnings and losses from our unconsolidated joint ventures. The increase in equity in loss of unconsolidated real estate ventures is attributable to a full year of operations for four JV properties and partial year of operations for one JV property during 2026, compared to a full year of operations for one JV property and partial year of operations for three JV properties during 2025. We expect Equity in loss of unconsolidated real estate ventures to decrease in the future as their operational activity increases and the properties lease up.

Foreign currency adjustment

Foreign currency adjustment for the three months ended June 30, 2026 and 2025 was approximately $2.1 million loss and approximately $3.3 million gain, respectively. Foreign currency adjustment consists of changes in foreign currency related to our net investments in unconsolidated real estate ventures not classified as long term in accordance with GAAP. We expect foreign currency adjustment to change in the future based upon changes in exchange rates, as well as future net investments in real estate in currencies other than United States dollars.

Comparison of the six months ended June 30, 2026 and 2025

Total Revenues

Total revenues for the six months ended June 30, 2026 and 2025 were approximately $15.9 million and approximately $15.0 million, respectively. The increase in total revenue of approximately $0.9 million, or 6%, is attributable to an increase in non same-store revenue of approximately $0.6 million due to the lease-up of our non-stabilized properties and an increase in same-store revenues of approximately $0.3 million primarily due to increased rates. We expect total revenues to increase in the future commensurate with our future acquisition activity and lease-up of our non-stabilized properties.

Property Operating Expenses

Property operating expenses for the six months ended June 30, 2026 and 2025 were approximately $6.3 million and approximately $5.8 million, respectively. Property operating expenses include the costs to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses is primarily attributable to an increase in real estate taxes and the Etobicoke Property being placed in service in February 2026. We expect property operating expenses to increase in the future as our operational activity increases but decrease as a percentage of total revenues as we lease-up our non-stabilized properties.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the six months ended June 30, 2026 and 2025 were approximately $2.7 million and approximately $2.6 million, respectively. Property operating expenses – affiliates includes property management fees, asset management fees, and advisory contract amortization. We expect property operating expenses – affiliates to increase in the future as our operational activity increases.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2026 and 2025 were approximately $3.3 million and approximately $3.4 million, respectively. General and administrative expenses consist primarily of legal expenses, directors’ and officers’ insurance, transfer agent fees, an allocation of a portion of our Advisor’s payroll related costs, professional and accounting expenses and board of directors related costs. We expect general and administrative expenses to increase in the future as our operational activity increases, but decrease as a percentage of total revenue.

Depreciation Expenses

Depreciation expense for the six months ended June 30, 2026 and 2025 were approximately $6.7 million and approximately $6.4 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. The increase in depreciation of approximately $0.3 million is primarily attributable to depreciation related to the Etobicoke Property being placed in service in February 2026. We expect depreciation expense to increase in future periods commensurate with our future acquisition activity.

Acquisition Expenses – Affiliates

Acquisition expenses – affiliates for each of the six months ended June 30, 2026 and 2025 were approximately $0.2 million. Acquisition expenses primarily relate to the costs associated with our potential acquisitions prior to the acquisitions becoming probable in accordance with our capitalization policy. We expect acquisition expenses – affiliates to fluctuate in the future commensurate with our acquisition activity.

Other Property Acquisition Expenses

Other property acquisition expenses of the six months ended June 30, 2026 and 2025 were approximately $0.6 million and $57,000, respectively. Acquisition expenses primarily relate to the costs associated with our potential acquisitions prior to the acquisitions becoming probable in accordance with our capitalization policy. The increase in other property acquisition expenses is primarily related to the potential SSGT III Merger. We expect other property acquisition expenses to fluctuate in the future commensurate with our acquisition activity.

Interest Expense

Interest expense for the six months ended June 30, 2026 and 2025 was approximately $8.5 million and $8.3 million, respectively. Interest expense includes interest expense on our debt and the impact of our interest rate derivatives designated for hedge accounting. We expect interest expense to fluctuate in the future commensurate with our future debt level and interest rates.

Interest Expense – Debt Issuance Costs

Interest expense – debt issuance costs for the six months ended June 30, 2026 and 2025 were approximately $0.3 million and approximately $0.7 million, respectively. The decrease is primarily related to the write off of approximately $0.4 million in debt issue cost related to the first quarter of 2025 refinances in accordance with GAAP. Interest expense – debt issuance costs reflects the amortization of fees incurred in connection with obtaining financing. We expect interest expense – debt issuance costs to increase commensurate with our future financing activity.

Equity in loss of unconsolidated real estate ventures

Losses from our equity method investments in the JV Properties for the six months ended June 30, 2026 and 2025 were approximately $1.6 million and $0.6 million, respectively. Losses from our equity method investments in the JV Properties consists of our allocation of earnings and losses from our unconsolidated joint ventures. The increase in equity in loss of unconsolidated real estate ventures is attributable to a full year of operations for four JV properties and partial year of operations for one JV property during 2026, compared to a full year of operations for one JV property and partial year of operations for three JV properties during 2025. We expect Equity in loss of unconsolidated real estate ventures to decrease in the future as their operational activity increases and the properties lease up.

Foreign currency adjustment

Foreign currency adjustment for the six months ended June 30, 2026 and 2025 was approximately $3.9 million loss and approximately $3.1 million gain, respectively. Foreign currency adjustment consists of changes in foreign currency related to our net investments in unconsolidated real estate ventures not classified as long term in accordance with GAAP. We expect foreign currency adjustment to change in the future based upon changes in exchange rates, as well as future net investments in real estate in currencies other than United States dollars.

Same-Store Facility Results - three months ended June 30, 2026 and 2025

The following table sets forth operating data for our same-store facilities (stabilized and comparable properties that have been included in the consolidated results of operations since January 1, 2025) for the three months ended June 30, 2026 and 2025. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition, lease up, or development activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
	2026	2025	% Change	2026	2025	% Change	2026	2025	% Change
Revenues(1)	$5,335,857	$5,257,064	1.5%	$2,707,420	$2,413,576	N/M	$8,043,277	$7,670,640	4.9%
Property operating expenses(2)	2,114,053	1,985,284	6.5%	1,421,491	1,317,013	N/M	3,535,544	3,302,297	7.1%
Net operating income	$3,221,804	$3,271,780	-1.5%	$1,285,929	$1,096,563	N/M	$4,507,733	$4,368,343	3.2%
Number of Facilities	16	16		9	8		25	24
Rentable square feet(3)	1,361,225	1,361,225		876,185	785,885		2,237,410	2,147,110
Average physical occupancy(4)	90.3%	92.7%	-2.4%	77.6%	85.7%	N/M	87.0%	90.2%	-3.2%
Annualized rent per occupied square foot(5)	$17.73	$17.27	2.7%	N/M	N/M	N/M	$17.14	$16.76

N/M Not meaningful

(1)
Revenue includes rental revenue, ancillary revenue, administrative and late fees.
(2)
Property operating expenses exclude corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization expense and acquisition expenses, but includes property management fees.
(3)
Of the total rentable square feet, parking represented approximately 199,780 square feet as of June 30, 2026 and 2025. On a same-store basis, for the same periods, parking represented approximately 109,000 square feet.
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

Our increase in same-store revenue of approximately $0.1 million was primarily the result of an increase in revenue per occupied square foot of approximately 2.7% for the three months ended June 30, 2026 over the three months ended June 30, 2025 offset by a decrease in average physical occupancy of approximately 2.4%.

Our same-store property operating expenses increased by approximately $0.1 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 primarily related to an increase in real estate taxes.

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

The following table presents a reconciliation of net loss as presented on our consolidated statements of operations to net operating income, as stated above, for the periods indicated:

	Three Months Ended
	June 30, 2026	June 30, 2025
Net Loss	$(9,466,226)	$(3,045,104)
Adjusted to exclude:
Asset management fees(1)(2)	879,346	860,606
General and administrative	1,738,455	1,678,129
Depreciation	3,368,222	3,280,079
Acquisition expenses—affiliates	102,754	104,656
Other property acquisition expenses	522,008	43,058
Interest expense	4,329,714	4,176,197
Interest expense—debt issuance costs	161,698	180,518
Other income, net	(19,212)	9,829
Equity in loss of unconsolidated real estate ventures	747,544	385,074
Foreign currency adjustment	2,143,430	(3,304,699)
Total property net operating income	$4,507,733	$4,368,343
(1)
Asset management fees are included in Property operating expenses – affiliates in the consolidated statements of operations.
(2)
Includes amortization of Advisor contract of approximately $0.3 million for each of the three months ended June 30, 2026 and 2025, respectively.

Same-Store Facility Results - six months ended June 30, 2026 and 2025

The following table sets forth operating data for our same-store facilities (stabilized and comparable properties that have been included in the consolidated results of operations since January 1, 2025) for the six months ended June 30, 2026 and 2025. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition, lease up, or development activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
	2026	2025	% Change	2026	2025	% Change	2026	2025	% Change
Revenues(1)	$10,640,528	$10,347,501	2.8%	$5,227,562	$4,672,497	N/M	$15,868,090	$15,019,998	5.6%
Property operating expenses(2)	4,328,736	4,046,731	7.0%	2,921,776	2,640,078	N/M	7,250,512	6,686,809	8.4%
Net operating income	$6,311,792	$6,300,770	0.2%	$2,305,786	$2,032,419	N/M	$8,617,578	$8,333,189	3.4%
Number of Facilities	16	16		9	8		25	24
Rentable square feet(3)	1,361,225	1,361,225		876,185	785,885		2,237,410	2,147,110
Average physical occupancy(4)	90.3%	92.7%	-2.4%	81.7%	85.7%	N/M	87.0%	90.2%	-3.2%
Annualized rent per occupied square foot(5)	$17.77	$17.05	4.2%	N/M	N/M	N/M	$17.22	$16.52

N/M Not meaningful

(1)
Revenue includes rental revenue, ancillary revenue, administrative and late fees.
(2)
Property operating expenses exclude corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization expense and acquisition expenses, but includes property management fees.
(3)
Of the total rentable square feet, parking represented approximately 199,780 square feet as of June 30, 2026 and 2025. On a same-store basis, for the same periods, parking represented approximately 109,000 square feet.
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

Our increase in same-store revenue of approximately $0.3 million was primarily the result of an increase in revenue per occupied square foot of approximately 4.2% for the six months ended June 30, 2026 over the six months ended June 30, 2025, offset by a decrease in average physical occupancy of approximately 2.4%.

Our same-store property operating expenses increased by approximately $0.3 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily related to an increase in real estate taxes.

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

The following table presents a reconciliation of net loss as presented on our consolidated statements of operations to net operating income, as stated above, for the periods indicated:

	Six Months Ended
	June 30, 2026	June 30, 2025
Net Loss	$(18,101,821)	$(10,285,792)
Adjusted to exclude:
Asset management fees(1)(2)	1,764,025	1,655,441
General and administrative	3,253,205	3,381,937
Depreciation	6,661,010	6,398,481
Acquisition expenses—affiliates	231,034	212,532
Other property acquisition expenses	632,807	57,078
Interest expense	8,461,813	8,283,492
Interest expense—debt issuance costs	321,550	668,915
Derivative fair value adjustment	—	531,449
Other income (expense)	(41,122)	(69,183)
Equity in loss of unconsolidated joint ventures	1,561,373	607,602
Foreign currency adjustment	3,873,704	(3,108,763)
Total property net operating income	$8,617,578	$8,333,189
(1)
Asset management fees are included in Property operating expenses – affiliates in the consolidated statements of operations.
(2)
Includes amortization of Advisor contract of approximately $0.8 million and $0.7 million for the six months ended June 30, 2026 and 2025, respectively.

Liquidity and Capital Resources

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the six months ended June 30, 2026 and 2025 is as follows:

	Six Months Ended
	June 30, 2026	June 30, 2025	Change
Net cash flow provided by (used in):
Operating activities	$2,615,459	$(1,376,273)	$3,991,732
Investing activities	1,124,994	(8,937,271)	10,062,265
Financing activities	(6,350,248)	8,246,819	(14,597,067)

Cash flows provided by (used in) operating activities for the six months ended June 30, 2026 and 2025 were approximately $2.6 million and approximately $(1.4) million, respectively, a change of approximately $4.0 million. The increase in cash provided by our operating activities is primarily the result of change in operating assets and liabilities.

Cash flows provided by (used in) investing activities for the six months ended June 30, 2026 and 2025 were approximately $1.1 million and approximately $(8.9) million, respectively, a change of approximately $10.0 million. The increase in cash provided by our investing activities is primarily the result of $6.4 million return of capital on investments in unconsolidated real estate ventures.

Cash flows provided by (used in) financing activities for the six months ended June 30, 2026 and 2025 were approximately $(6.4) million and approximately $8.2 million, respectively, a change of approximately $14.6 million. The decrease in cash provided by our financing activities is primarily the result of a decrease in net proceeds from the issuance of common stock partially offset by Series E preferred equity totaling $12.8 million and a decrease in net debt proceeds totaling $2.7 million.

Short-Term Liquidity and Capital Resources

Our liquidity needs consist primarily of our property operating expenses, general and administrative expenses, debt service payments, capital expenditures, property acquisitions, development costs for wholly owned investments and distributions to our stockholders, preferred stockholders and limited partners in our Operating Partnership, as necessary to maintain our REIT qualification. We generally expect that we will meet our short-term liquidity requirements from the combination of cash on hand, proceeds from our issuance of Series E preferred equity and other potential equity instruments, proceeds from secured and unsecured financing from banks or other lenders, and net cash provided from property operations.

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

The following shows our cash distributions and the sources of such cash distributions for the respective periods presented:

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
Distributions paid in cash — common stockholders	$4,469,814		$4,194,779
Distributions paid in cash — preferred stockholders	6,250,714		6,236,717
Distributions paid in cash — Operating Partnership unitholders	170,045		169,886
Distributions reinvested	3,337,776		3,271,464
Total distributions	$14,228,349		$13,872,846
Source of distributions
Cash flows provided by operations	$2,615,459	18.4%	$—	0.0%
Proceeds from offerings	8,275,114	58.2%	10,601,382	76.4%
Offering proceeds from distribution reinvestment plan	3,337,776	23.5%	3,271,464	23.6%
Total sources	$14,228,349	100.0%	$13,872,846	100.0%

From our inception through June 30, 2026, we have paid cumulative distributions of approximately $92.8 million, as compared to cumulative net loss attributable to our common stockholders of approximately $173.0 million, cumulative net loss attributable to our common stockholders reflects non-cash depreciation and amortization of approximately $57.8 million, and acquisition related expenses of approximately $6.7 million.

For the six months ended June 30, 2026, we paid distributions of approximately $14.2 million, as compared to a net loss attributable to our common stockholders of approximately $25.0 million. Net loss attributable to our common stockholders for the six months ended June 30, 2026, reflects non-cash depreciation of approximately $6.7 million and acquisition related expenses of approximately $0.9 million.

For the six months ended June 30, 2025, we paid distributions of approximately $13.9 million, as compared to a net loss attributable to our common stockholders of approximately $16.3 million. Net loss attributable to our common stockholders for the six months ended June 30, 2025, reflects non-cash depreciation of approximately $6.4 million and acquisition related expenses of approximately $0.3 million.

Indebtedness

As of June 30, 2026, our total indebtedness was approximately $291.7 million which included approximately $167.8 million of variable rate debt and approximately $125.5 million of fixed rate debt, less approximately $1.6 million in net debt issuance costs. See Note 5 – Debt, of the Notes to the Consolidated Financial Statements contained in this report for more information about our indebtedness.

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

Our material cash requirements from known contractual and other obligations primarily relate to the following, for which information on both a short-term and long-term basis is provided in the indicated notes to the consolidated financial statements:

•
Debt — Refer to Note 5 of the Notes to the Consolidated Financial Statements. As of June 30, 2026 excluding the impact of our interest rate hedging activities, future cash payments for interest on debt over the next 12 months is approximately $17.6 million. As of June 30, 2026 future cash payments for maturing debt over the next 12 months is approximately $31.2 million. We expect to meet these future obligations with a combination of proceeds from our Series E Preferred Offering, operations, exercising debt extension options and future debt financing.
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

The following table presents the future principal payments required on outstanding debt as of June 30, 2026:

2026	1,285,253
2027	114,891,744
2028	52,144,000
2029	326,349
2030	124,694,419
Total payments	293,341,765
Debt issuance costs, net	(1,627,182)
Total	$291,714,583

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

As of June 30, 2026, our total indebtedness was approximately $291.7 million, which included approximately $167.8 million in variable rate debt and approximately $125.5 million in fixed rate debt, less approximately $1.6 million in net debt issuance costs. A change in interest rates on variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase by 100 basis points, the increase in interest, net of our interest rate derivatives, would decrease future earnings and cash flows by approximately $0.4 million annually.

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

The following table summarizes future debt maturities and average interest rates on our outstanding debt as of June 30, 2026:

	Payments due during the years ended December 31,
	2026	2027	2028	2029	2030	Thereafter	Total
Variable rate debt	$1,285,253	$114,705,355	$51,846,057	$—	$—	$—	$167,836,665
Average interest rate(1)	6.06%	6.06%	5.41%	N/A	N/A	N/A
Fixed rate debt	$—	$186,389	$297,943	$326,349	$124,694,419	$—	$125,505,100
Average interest rate	6.88%	6.88%	6.88%	6.88%	6.88%	N/A

(1)
Interest expense for fixed rate debt was calculated based upon the contractual rate and the interest expense on variable rate debt was calculated based on the rate in effect on June 30, 2026, excluding the impact of interest rate derivatives. The Huntington Credit Facility and National Bank of Canada - Four Property Loan have variable rates, however, we entered into interest rate swap agreements that fix SOFR at 1.54%, CORRA at 3.03% respectively until the maturity of the loan. Debt denominated in foreign currency has been converted based on the rate in effect as of June 30, 2026.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our Chief Executive Officer (our Principal Executive Officer) and our Chief Financial Officer (our Principal Financial Officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The following should be read in conjunction with the risk factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2025.

We have incurred a net loss to date, have an accumulated deficit and our operations may not be profitable in 2026.

We incurred a net loss attributable to common stockholders of approximately $25.0 million for the six months ended June 30, 2026. Our accumulated deficit was approximately $173.0 million as of June 30, 2026. Given that we are still early in our fundraising and acquisition stage, our operations may not be profitable in 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)
Distribution Reinvestment Plan - Class P Shares

During the three months ended June 30, 2026, through our distribution reinvestment plan, we have issued approximately 67,300 Class P shares to investors who originally purchased shares in our Private Offering, for gross proceeds of approximately $0.7 million. No sales commissions or dealer manager fees are paid in connection with the sale of shares pursuant to our distribution reinvestment plan. Each of the purchasers of our shares of common stock under our Private Offering has represented that he or she is an accredited investor. Based upon these representations, we believe that the foregoing issuances of our shares of Class P common stock were exempt from the registration requirements pursuant to Rule 506 and Section 4(a)(2) of the Act and Regulation D promulgated thereunder.

Restricted Stock Awards

On June 24, 2026, we issued an aggregate of 5,000 shares of Class A common stock; 2,500 shares to each of our two independent directors for their services as our directors. The issuance of these securities was effected without registration in reliance on Section 4(a)(2) of the Securities Act as a sale by the Company not involving a public offering. No underwriters were involved with the issuance of such securities.

(b)
On March 17, 2022, our Public Offering (SEC File No. 333-256598) of up to $1.0 billion in shares of our common stock in our Primary Offering was declared effective by the SEC, consisting of five classes of shares: Class A shares for $10.33 per share (up to $450 million in shares), Class T shares for $10.00 per share (up to $450 million in shares), Class W shares for $9.40 per share (up to $100 million in shares), Class Y shares for $9.30 per share (up to $800 million in shares), and Class Z shares for $9.30 per share (up to $200 million in shares) and up to $95 million in shares pursuant to our distribution reinvestment plan at $9.30 per share for Class A, Class T, Class W, Class Y and Class Z shares. On May 20, 2025, our board of directors approved the termination of the Primary Offering, which termination was effective as of May 30, 2025. As of June 30, 2026, we had sold approximately 2.9 million Class A shares for gross offering proceeds of approximately $30.3 million, approximately 4.8 million Class T shares for gross offering proceeds of approximately $48.1 million, approximately 0.7 million Class W shares for gross offering proceeds of approximately $6.3 million, approximately 5.2 million Class Y shares for gross offering proceeds of approximately $50.6 million and approximately 0.6 million Class Z shares for gross offering proceeds of approximately $5.5 million pursuant to our Primary Offering. Through our distribution reinvestment plan, we have issued approximately 0.3 million Class A shares, approximately 0.4 million Class T shares, approximately 0.1 million Class W shares, approximately 0.3 million Class Y shares and approximately 17,000 Class Z shares for gross proceeds of approximately $10.6 million. We have incurred approximately $11.5 million in sales commissions and dealer manager fees (of which approximately $5.9 million was re-allowed to a third party broker-dealer) in connection with the Primary Offering, and approximately $5.5 million in organization and offering costs.
(c)
On September 30, 2025, the Company commenced a private offering of up to $75.0 million (expandable up to $100.0 million) in shares of the Company’s Series E Redeemable 8% Preferred Stock, $0.001 par value per share (the “Series E Preferred Stock”), at an offering price of $10.00 per share (the “Preferred Offering”).

Between April 1, 2026 and June 30, 2026, the Company sold approximately 98,000 shares of Series E Preferred Stock for gross proceeds of $1.0 pursuant to the Preferred Offering. The Preferred Offering is not registered under the Securities Act and is being made pursuant to the exemption provided by Rule 506(c) of Regulation D promulgated under the Securities Act.

(d)
Our share redemption program enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our Registration Statement on Form S-11 (SEC Registration No. 333-256598). During the three months ended June 30, 2026, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) That May Yet to be Purchased Under the Plans or Programs
April 30, 2026	10,244	$9.27	—	1,291,357
May 31, 2026	—	—	—	1,291,357
June 30, 2026	—	—	—	1,291,357

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

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended June 30, 2026 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1

First Articles of Amendment and Restatement of Strategic Storage Trust VI, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11, filed on May 28, 2021, Commission File No. 333-256598

3.2

Amended and Restated Bylaws of Strategic Storage Trust VI, Inc., incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, filed on March 15, 2022, Commission File No. 333-256598

3.3

Articles of Amendment of Strategic Storage Trust VI, Inc., incorporated by reference to Exhibit 3.3 to Pre-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, filed on March 15, 2022, Commission File No. 333-256598

3.4

Articles Supplementary of Strategic Storage Trust VI, Inc., incorporated by reference to Exhibit 3.4 to Pre-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, filed on March 15, 2022, Commission File No. 333-256598

3.5

Second Articles of Amendment of Strategic Storage Trust VI, Inc., incorporated by reference to Exhibit 3.5 to Pre-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, filed on March 15, 2022, Commission File No. 333-256598

3.6

Articles Supplementary for Series B Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on May 3, 2023, Commission File No. 000-56545

3.7

Articles Supplementary of Strategic Storage Trust VI, Inc., incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on November 1, 2023, Commission File No. 333-256598

3.8

Certificate of Correction to the Articles Supplementary, incorporated by reference to Exhibit 3.7 to the Company's Quarterly Report on Form 10-Q, filed on November 14, 2023, Commission File No. 000-56545

4.1

Form of Subscription Agreement and Subscription Agreement Signature Page, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11, filed on January 24, 2025, Commission File No. 333-284487

10.1

Agreement and Plan of Merger, dated as of July 14, 2026, by and among Strategic Storage Trust VI, Inc., Strategic Storage Growth Trust III, Inc., and SSGT III Merger Sub, LLC, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on July 14, 2026, Commission File No. 000-56545

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

101*

The following Strategic Storage Trust VI, Inc. financial information for the three and six months ended June 30, 2026, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Equity and Temporary Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

104*	The cover page from the Strategic Storage Trust VI, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, has been formatted in Inline XBRL.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STORAGE TRUST VI, INC. (Registrant)
Dated: August 11, 2026	By:	/s/ Matt F. Lopez
Matt F. Lopez Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)