Form 10-Q
period 2026-09-30
Strategic Storage Trust VI, Inc.
filed 2026-11-10
CIK 1852575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 6, 2026, there were 11,651,868 outstanding shares of Class P common stock, 20,735,304 outstanding shares of Class A common stock, 5,536,037 outstanding shares of Class T common stock, 734,179 outstanding shares of Class W common stock, 5,593,485 outstanding shares of Class Y common stock, and 586,121 outstanding shares of Class Z common stock of the registrant.

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
•
Our future results will suffer if we do not effectively manage our expanded portfolio and operations following the SSGT III Merger (as defined below).
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
•
We have issued Series B Convertible Preferred Stock, Series E Preferred Stock, and Series G Convertible Preferred Stock that rank senior to all common stock and grant the holders superior rights compared to common stockholders, which may have the effect of diluting our stockholders’ interests in us and discouraging a takeover or other similar transaction.
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

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The information included in the accompanying unaudited consolidated balance sheets and related consolidated statements of operations, comprehensive loss, equity (deficit) and temporary equity and cash flows reflects all adjustments (consisting of normal and recurring adjustments) that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned consolidated financial statements.

The accompanying consolidated financial statements should be read in conjunction with the notes to our consolidated financial statements included in this report on Form 10-Q. The accompanying consolidated financial statements should also be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025. Our results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2026 (Unaudited)	December 31, 2025
ASSETS
Real estate facilities:
Land	$110,011,103	$112,763,319
Buildings	393,612,982	385,675,015
Site improvements	14,123,330	14,075,173
	517,747,415	512,513,507
Accumulated depreciation	(50,228,885)	(41,047,473)
	467,518,530	471,466,034
Construction in process	10,226,430	20,888,613
Real estate facilities, net	477,744,960	492,354,647
Cash and cash equivalents	7,082,684	8,801,019
Restricted cash	836,357	1,117,142
Investments in unconsolidated real estate ventures (Note 4)	16,843,718	24,512,945
Other assets, net	9,468,154	7,655,431
Total assets	$511,975,873	$534,441,184
LIABILITIES, TEMPORARY EQUITY AND EQUITY (DEFICIT)
Debt, net	$294,650,531	$292,908,254
Accounts payable and accrued liabilities	8,165,085	9,610,514
Distributions payable	6,287,192	4,679,935
Due to affiliates	17,942,766	4,674,857
Total liabilities	327,045,574	311,873,560
Commitments and contingencies (Note 10)
Redeemable common stock	17,841,259	13,063,224
Series B Convertible Preferred Stock, net $0.001 par value; 150,000 shares authorized; 150,000 issued and outstanding at September 30, 2026 and December 31, 2025, with aggregate liquidation preferences of $153,156,986 and $153,156,986 at September 30, 2026 and December 31, 2025, respectively	148,599,723	148,599,723
Series D Preferred units in our Operating Partnership, net $0.001 par value; 1,400,000 units authorized; 1,400,000 issued and outstanding at September 30, 2026 and December 31, 2025, with aggregate liquidation preferences of $36,762,667 and $35,170,167 at September 30, 2026 and December 31, 2025, respectively	34,626,688	34,626,688
Series E Redeemable 8% Preferred Stock, net $0.001 par value; 10,000,000 shares authorized; 686,448 and none issued and outstanding at September 30, 2026 and December 31, 2025, with aggregate liquidation preferences of $6,892,735 and $0 at September 30, 2026 and December 31, 2025, respectively	5,351,122	—
Equity (Deficit):
Strategic Storage Trust VI, Inc.:
Preferred Stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Class P Common stock, $0.001 par value; 30,000,000 shares authorized; 11,632,474 and 11,457,294 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	11,632	11,457
Class A Common stock, $0.001 par value; 230,000,000 shares authorized; 3,322,797 and 3,252,608 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	3,323	3,253
Class T Common stock, $0.001 par value; 100,000,000 shares authorized; 5,526,408 and 5,446,198 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	5,526	5,446
Class W Common stock, $0.001 par value; 70,000,000 shares authorized; 732,289 and 720,067 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	732	720
Class Y Common stock, $0.001 par value; 200,000,000 shares authorized; 5,579,932 and 5,459,946 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	5,580	5,460
Class Z Common stock, $0.001 par value; 70,000,000 shares authorized; 585,171 and 576,712 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	585	577
Additional paid-in capital	222,030,116	222,010,592
Distributions	(59,274,791)	(47,498,935)
Accumulated deficit	(184,009,213)	(147,963,237)
Accumulated other comprehensive loss	(3,980,896)	(4,762,249)
Total Strategic Storage Trust VI, Inc. equity (deficit)	(25,207,406)	21,813,084
Noncontrolling interests in our Operating Partnership	(1,357,652)	(611,660)
Noncontrolling Series C Subordinated Units in our Operating Partnership	5,076,565	5,076,565
Total noncontrolling interest	3,718,913	4,464,905
Total equity (deficit)	(21,488,493)	26,277,989
Total liabilities, temporary equity and equity (deficit)	$511,975,873	$534,441,184

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Self storage rental revenue	$8,015,333	$7,870,022	$23,783,531	$22,786,515
Ancillary operating revenue	48,554	47,797	148,446	151,302
Total revenues	8,063,887	7,917,819	23,931,977	22,937,817
Operating expenses:
Property operating expenses	2,954,141	2,821,004	9,232,970	8,591,535
Property operating expenses – affiliates	1,366,063	1,332,529	4,101,771	3,904,248
General and administrative	1,547,176	1,450,036	4,800,381	4,831,973
Depreciation	3,344,081	3,236,492	10,005,091	9,634,973
Acquisition expense – affiliates	100,839	76,580	331,873	289,112
Other property acquisition expenses	684,810	5,956	1,317,617	63,034
Total operating expenses	9,997,110	8,922,597	29,789,703	27,314,875
Operating loss	(1,933,223)	(1,004,778)	(5,857,726)	(4,377,058)
Other income (expense):
Interest expense	(4,438,180)	(4,281,079)	(12,899,993)	(12,564,571)
Interest expense – debt issuance costs	(179,872)	(190,331)	(501,422)	(859,246)
Derivative fair value adjustment	—	—	—	(531,449)
Other income (loss), net	(8,448)	28,770	32,674	97,953
Equity in loss of unconsolidated real estate ventures	(961,506)	(604,294)	(2,522,879)	(1,211,896)
Foreign currency adjustment	119,309	(2,206,593)	(3,754,395)	902,170
Net loss	(7,401,920)	(8,258,305)	(25,503,741)	(18,544,097)
Less: Distributions to preferred unitholders in our Operating Partnership	(536,667)	(87,500)	(1,592,500)	(87,500)
Less: Distributions to preferred stockholders	(3,232,023)	(3,156,987)	(9,454,628)	(9,368,014)
Net loss attributable to the noncontrolling interests in our Operating Partnership	146,230	166,105	506,821	379,236
Net loss attributable to Strategic Storage Trust VI, Inc. common stockholders	$(11,024,380)	$(11,336,687)	$(36,044,048)	$(27,620,375)
Net loss per Class P share—basic and diluted	$(0.40)	$(0.42)	$(1.33)	$(1.05)
Net loss per Class A share—basic and diluted	$(0.40)	$(0.42)	$(1.33)	$(1.05)
Net loss per Class T share—basic and diluted	$(0.40)	$(0.42)	$(1.33)	$(1.05)
Net loss per Class W share—basic and diluted	$(0.40)	$(0.42)	$(1.33)	$(1.05)
Net loss per Class Y share—basic and diluted	$(0.40)	$(0.42)	$(1.33)	$(1.05)
Net loss per Class Z share—basic and diluted	$(0.40)	$(0.42)	$(1.33)	$(1.05)
Weighted average Class P shares outstanding—basic and diluted	11,601,541	11,398,457	11,540,485	11,389,603
Weighted average Class A shares outstanding—basic and diluted	3,312,016	3,308,799	3,287,389	3,369,323
Weighted average Class T shares outstanding—basic and diluted	5,513,704	5,411,801	5,488,293	5,401,444
Weighted average Class W shares outstanding—basic and diluted	730,338	713,750	726,852	711,238
Weighted average Class Y shares outstanding—basic and diluted	5,559,690	5,400,038	5,519,511	4,963,565
Weighted average Class Z shares outstanding—basic and diluted	583,757	572,648	580,965	474,119

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(7,401,920)	$(8,258,305)	$(25,503,741)	$(18,544,097)
Other comprehensive income (loss):
Foreign currency translation adjustment	72,939	(890,623)	(1,380,129)	1,585,179
Foreign currency hedge contract	—	2,437	—	(1,187,637)
Interest rate hedge contract	871,336	(28,082)	2,177,378	(1,436,344)
Other comprehensive income (loss)	944,275	(916,268)	797,249	(1,038,802)
Comprehensive loss	(6,457,645)	(9,174,573)	(24,706,492)	(19,582,899)
Comprehensive loss attributable to noncontrolling interests:
Comprehensive loss attributable to the noncontrolling interests in our Operating Partnership	127,516	184,486	490,927	400,251
Comprehensive loss attributable to Strategic Storage Trust VI, Inc. stockholders	$(6,330,129)	$(8,990,087)	$(24,215,565)	$(19,182,648)

See notes to consolidated financial statements.

Strategic Storage Trust VI, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) AND TEMPORARY EQUITY

(UNAUDITED)

	Common Stock												Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Strategic Storage Trust VI, Inc. Equity	Noncontrolling Interest		Total Equity (Deficit)	Redeemable Common Stock	Series B Convertible Preferred Stock
	Class P		Class A		Class T		Class W		Class Y		Class Z							in our Operating Partnership
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value						Noncontrolling Interests	Series C Subordinated Units
Balance as of December 31, 2024	11,280,098	$11,280	3,383,583	$3,384	5,373,889	$5,374	704,761	$705	4,049,909	$4,050	346,393	$346	$207,773,199	$(32,142,866)	$(111,392,263)	$(4,432,786)	$59,830,423	$225,081	$4,417,414	$64,472,918	$10,279,772	$148,599,723
Gross proceeds from issuance of common stock	64,865	65	—	—	—	—	—	—	627,757	628	41,250	41	7,244,336	—	—	—	7,245,070	—	—	7,245,070	—	—
Offering costs	—	—	—	—	—	—	—	—	—	—	—	—	(867,972)	—	—	—	(867,972)	—	—	(867,972)	—	—
Changes to redeemable common stock	—	—	—	—	—	—	—	—	—	—	—	—	(1,600,498)	—	—	—	(1,600,498)	—	—	(1,600,498)	1,600,498	—
Redemption of common stock	(34,616)	(35)	(7,883)	(8)	(5,355)	(5)	—	—	—	—	—	—	—	—	—	—	(48)	—	—	(48)	(174,331)	—
Distributions ($0.15 per share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,686,874)	—	—	(3,686,874)	—	—	(3,686,874)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(84,008)	—	(84,008)	—	—
Distributions to preferred stockholders	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,088,356)
Issuance of shares for distribution reinvestment plan (DRP)	70,472	71	21,553	21	29,791	29	4,969	5	31,952	32	1,315	2	1,600,338	—	—	—	1,600,498	—	—	1,600,498	—	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	10,977	—	—	—	10,977	—	—	10,977	—	—
Issuance of Series C Subordinated Units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	294,276	294,276	—	—
Net loss attributable to Strategic Storage Trust VI, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,176,307)	—	(10,176,307)	—	—	(10,176,307)	—	3,088,356
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(152,735)	—	(152,735)	—	—
Interest rate hedge contracts	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,215,280)	(1,215,280)	(30,513)	—	(1,245,793)	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	62,709	62,709	1,240	—	63,949	—	—
Foreign currency hedge contract	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(151,458)	(151,458)	(3,798)	—	(155,256)	—	—
Balance as of March 31, 2025	11,380,819	$11,381	3,397,253	$3,397	5,398,325	$5,398	709,730	$710	4,709,618	$4,710	388,958	$389	$214,160,380	$(35,829,740)	$(121,568,570)	$(5,736,815)	$51,051,240	$(44,733)	$4,711,690	$55,718,197	$11,705,939	$148,599,723

See notes to consolidated financial statements.

Strategic Storage Trust VI, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) AND TEMPORARY EQUITY (CONTINUED)

(UNAUDITED)

	Common Stock												Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Strategic Storage Trust VI, Inc. Equity	Noncontrolling Interest		Total Equity (Deficit)	Redeemable Common Stock	Series B Convertible Preferred Stock
	Class P		Class A		Class T		Class W		Class Y		Class Z							in our Operating Partnership
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value						Noncontrolling Interests	Series C Subordinated Units
Balance as of March 31, 2025	11,380,819	$11,381	3,397,253	$3,397	5,398,325	$5,398	709,730	$710	4,709,618	$4,710	388,958	$389	$214,160,380	$(35,829,740)	$(121,568,570)	$(5,736,815)	$51,051,240	$(44,733)	$4,711,690	$55,718,197	$11,705,939	$148,599,723
Gross proceeds from issuance of common stock	—	—	—	—	—	—	—	—	611,712	612	180,800	181	7,924,329	—	—	—	7,925,122	—	—	7,925,122	—	—
Offering costs	—	—	—	—	—	—	—	—	—	—	—	—	(1,008,722)	—	—	—	(1,008,722)	—	—	(1,008,722)	—	—
Adjustment to offering costs (See note 2)	—	—	—	—	—	—	—	—	—	—	—	—	949,281	—	—	—	949,281	—	—	949,281	—	—
Changes to redeemable common stock	—	—	—	—	—	—	—	—	—	—	—	—	(1,670,966)	—	—	—	(1,670,966)	—	—	(1,670,966)	1,670,966	—
Redemption of common stock	(12,636)	(13)	—	—	(12,321)	(12)	—	—	—	—	—	—	—	—	—	—	(25)	—	—	(25)	(3,164,029)	—
Distributions ($0.15 per share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,828,579)	—	—	(3,828,579)	—	—	(3,828,579)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(85,022)	—	(85,022)	—	—
Distributions to preferred shareholders	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,122,671)
Issuance of shares for distribution reinvestment plan (DRP)	71,183	71	22,266	23	29,938	30	5,131	5	37,142	36	1,436	1	1,670,800	—	—	—	1,670,966	—	—	1,670,966	—	—
Issuance of restricted stock	—	—	5,000	5	—	—	—	—	—	—	—	—	—	—	—	—	5	—	—	5	—	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	10,977	—	—	—	10,977	—	—	10,977	—	—
Distribution of common stock	—	—	346	—	—	—	—	—	—	—	—	—	3,219	—	(3,219)	—	—	—	—	—	—	—
Issuance of Series C Subordinated Units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	278,726	278,726	—	—
Net loss attributable to Strategic Storage Trust VI, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,107,379)	—	(6,107,379)	—	—	(6,107,379)	—	3,122,671
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(60,396)	—	(60,396)	—	—
Interest rate hedge contracts	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(163,668)	(163,668)	1,199	—	(162,469)	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,362,372	2,362,372	49,480	—	2,411,852	—	—
Foreign currency hedge contract	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,014,574)	(1,014,574)	(20,244)	—	(1,034,818)	—	—
Balance as of June 30, 2025	11,439,366	$11,439	3,424,865	$3,425	5,415,942	$5,416	714,861	$715	5,358,472	$5,358	571,194	$571	$222,039,298	$(39,658,319)	$(127,679,168)	$(4,552,685)	$50,176,050	$(159,716)	$4,990,416	$55,006,750	$10,212,876	$148,599,723

See notes to consolidated financial statements.

Strategic Storage Trust VI, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) AND TEMPORARY EQUITY (CONTINUED)

(UNAUDITED)

	Common Stock												Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Strategic Storage Trust VI, Inc. Equity	Noncontrolling Interest		Total Equity (Deficit)	Redeemable Common Stock	Series B Convertible Preferred Stock	Series D Preferred Units in our Operating Partnership
	Class P		Class A		Class T		Class W		Class Y		Class Z							in our Operating Partnership
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value						Noncontrolling Interests	Series C Subordinated Units
Balance as of June 30, 2025	11,439,366	$11,439	3,424,865	$3,425	5,415,942	$5,416	714,861	$715	5,358,472	$5,358	571,194	$571	$222,039,298	$(39,658,319)	$(127,679,168)	$(4,552,685)	$50,176,050	$(159,716)	$4,990,416	$55,006,750	$10,212,876	$148,599,723	$—
Gross proceeds from issuance of common stock	—	—	—	—	—	—	—	—	19,700	20	—	—	196,980	—	—	—	197,000	—	—	197,000	—	—	—
Offering costs	—	—	—	—	—	—	—	—	—	—	—	—	(105,040)	—	—	—	(105,040)	—	—	(105,040)	—	—	—
Changes to redeemable common stock	—	—	—	—	—	—	—	—	—	—	—	—	(1,713,090)	—	—	—	(1,713,090)	—	—	(1,713,090)	1,713,090	—	—
Redemption of common stock	(115,699)	(116)	(195,648)	(196)	(29,308)	(29)	(5,797)	(6)	—	—	—	—	—	—	—	—	(347)	—	—	(347)	(350,552)	—	—
Distributions ($0.16 per share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,918,574)	—	—	(3,918,574)	—	—	(3,918,574)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(85,957)	—	(85,957)	—	—	—
Distributions to preferred shareholders	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,156,987)	—
Distributions to Series D preferred unitholders	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(87,500)
Issuance of shares for distribution reinvestment plan (DRP)	70,696	71	21,672	22	29,832	29	5,437	6	40,893	41	2,778	3	1,712,918	—	—	—	1,713,090	—	—	1,713,090	—	—	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	10,873	—	—	—	10,873	—	—	10,873	—	—	—
Issuance of Series C Subordinated Units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	86,149	86,149	—	—	—
Issuance of Series D Preferred Units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	25,000,000
Series D Preferred equity issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(273,157)
Net loss attributable to Strategic Storage Trust VI, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(11,336,687)	—	(11,336,687)	—	—	(11,336,687)	—	3,156,987	87,500
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(166,105)	—	(166,105)	—	—	—
Interest rate hedge contracts	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(27,513)	(27,513)	(569)	—	(28,082)	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(872,762)	(872,762)	(17,861)	—	(890,623)	—	—	—
Foreign currency hedge contract	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,388	2,388	49	—	2,437	—	—	—
Balance as of September 30, 2025	11,394,363	$11,394	3,250,889	$3,251	5,416,466	$5,416	714,501	$715	5,419,065	$5,419	573,972	$574	$222,141,939	$(43,576,893)	$(139,015,855)	$(5,450,572)	$34,125,388	$(430,159)	$5,076,565	$38,771,794	$11,575,414	$148,599,723	$24,726,843

See notes to consolidated financial statements.

Strategic Storage Trust VI, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) AND TEMPORARY EQUITY (CONTINUED)

(UNAUDITED)

	Common Stock												Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Strategic Storage Trust VI, Inc. Equity	Noncontrolling Interest		Total Equity (Deficit)	Redeemable Common Stock	Series B Convertible Preferred Stock	Series D Preferred Units in our Operating Partnership
	Class P		Class A		Class T		Class W		Class Y		Class Z							in our Operating Partnership
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value						Noncontrolling Interests	Series C Subordinated Units
Balance as of December 31, 2025	11,457,294	$11,457	3,252,608	$3,253	5,446,198	$5,446	720,067	$720	5,459,946	$5,460	576,712	$577	$222,010,592	$(47,498,935)	$(147,963,237)	$(4,762,249)	$21,813,084	$(611,660)	$5,076,565	$26,277,989	$13,063,224	$148,599,723	$34,626,688
Changes to redeemable common stock	—	—	—	—	—	—	—	—	—	—	—	—	(1,653,126)	—	—	—	(1,653,126)	—	—	(1,653,126)	1,653,126	—	—
Redemption of common stock	(17,127)	(17)	—	—	—	—	—	—	(3,200)	(3)	—	—	—	—	—	—	(20)	—	—	(20)	(94,980)	—	—
Distributions ($0.15 per share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,857,152)	—	—	(3,857,152)	—	—	(3,857,152)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(84,088)	—	(84,088)	—	—	—
Distributions to Series B preferred stockholders	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,088,356)	—
Distributions to Series D preferred unitholders	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(525,000)
Issuance of shares for distribution reinvestment plan (DRP)	66,156	66	21,118	21	29,238	29	5,558	6	40,507	40	2,735	3	1,652,961	—	—	—	1,653,126	—	—	1,653,126	—	—	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	10,873	—	—	—	10,873	—	—	10,873	—	—	—
Net loss attributable to Strategic Storage Trust VI, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(12,076,380)	—	(12,076,380)	—	—	(12,076,380)	—	3,088,356	525,000
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(172,568)	—	(172,568)	—	—	—
Interest rate hedge contracts	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	798,061	798,061	16,268	—	814,329	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(660,701)	(660,701)	(13,440)	—	(674,141)	—	—	—
Balance as of March 31, 2026	11,506,323	$11,506	3,273,726	$3,274	5,475,436	$5,475	725,625	$726	5,497,253	$5,497	579,447	$580	$222,021,300	$(51,356,087)	$(160,039,617)	$(4,624,889)	$6,027,765	$(865,488)	$5,076,565	$10,238,842	$14,621,370	$148,599,723	$34,626,688

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

Strategic Storage Trust VI, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) AND TEMPORARY EQUITY (CONTINUED)

(UNAUDITED)

	Common Stock												Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Strategic Storage Trust VI, Inc. Equity (Deficit)	Noncontrolling Interest		Total Equity (Deficit)	Redeemable Common Stock	Series B Convertible Preferred Stock	Series D Preferred Units in our Operating Partnership	Series E Redeemable Preferred Stock
	Class P		Class A		Class T		Class W		Class Y		Class Z							in our Operating Partnership
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value						Noncontrolling Interests	Series C Subordinated Units
Balance as of June 30, 2026	11,568,240	$11,568	3,300,779	$3,301	5,502,213	$5,502	729,194	$729	5,538,526	$5,539	582,287	$582	$222,033,936	$(55,285,593)	$(172,984,833)	$(4,906,458)	$(11,115,727)	$(1,144,179)	$5,076,565	$(7,183,341)	$16,231,026	$148,599,723	$34,626,688	$361,586
Changes to redeemable common stock	—	—	—	—	—	—	—	—	—	—	—	—	(1,658,971)	—	—	—	(1,658,971)	—	—	(1,658,971)	1,658,971	—	—	—
Offering costs	—	—	—	—	—	—	—	—	—	—	—	—	(16,039)	—	—	—	(16,039)	—	—	(16,039)	—	—	—	—
Redemption of common stock	—	—	—	—	(5,376)	(5)	(2,688)	(3)	—	—	—	—	—	—	—	—	(8)	—	—	(8)	(48,738)	—	—	—
Issuance of Series E Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	5,879,500
Series E Preferred equity issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(889,964)
Distributions ($0.16 per share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,989,198)	—	—	(3,989,198)	—	—	(3,989,198)	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(85,956)	—	(85,956)	—	—	—	—
Distributions to Series B preferred stockholders	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,156,987)	—	—
Distributions to Series D preferred unitholders	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(536,667)	—
Distributions to Series E preferred stockholders	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(75,036)
Issuance of shares for distribution reinvestment plan (DRP)	64,234	64	22,018	22	29,571	29	5,783	6	41,406	41	2,884	3	1,658,806	—	—	—	1,658,971	—	—	1,658,971	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	12,384	—	—	—	12,384	—	—	12,384	—	—	—	—
Net loss attributable to Strategic Storage Trust VI, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(11,024,380)	—	(11,024,380)	—	—	(11,024,380)	—	3,156,987	536,667	75,036
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(146,230)	—	(146,230)	—	—	—	—
Interest rate hedge contracts	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	854,116	854,116	17,220	—	871,336	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	71,446	71,446	1,493	—	72,939	—	—	—	—
Balance as of September 30, 2026	11,632,474	$11,632	3,322,797	$3,323	5,526,408	$5,526	732,289	$732	5,579,932	$5,580	585,171	$585	$222,030,116	$(59,274,791)	$(184,009,213)	$(3,980,896)	$(25,207,406)	$(1,357,652)	$5,076,565	$(21,488,493)	$17,841,259	$148,599,723	$34,626,688	$5,351,122

See notes to consolidated financial statements.

Strategic Storage Trust VI, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(25,503,741)	$(18,544,097)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation	10,005,091	9,634,973
Amortization of debt issuance costs	501,422	735,055
Stock based compensation expense related to issuance of restricted stock	34,130	32,827
Equity in loss of unconsolidated real estate ventures	2,522,879	1,211,896
Unrealized derivative gain	1,448,022	297,119
Derivative fair value adjustment	—	410,657
Unrealized foreign currency adjustment	3,754,395	(902,170)
Changes in operating assets and liabilities:
Other assets, net	(421,925)	150,833
Settlement of interest rate derivative	—	(2,030,731)
Purchase of interest rate derivative	(1,122,401)	—
Accounts payable and accrued liabilities	306,719	1,045,796
Due to affiliates	12,352,092	(12,083,162)
Net cash provided by (used in) operating activities	3,876,683	(20,041,004)
Cash flows from investing activities:
Additions to real estate facilities	(5,996,754)	(10,299,092)
Investment in company owned life insurance	—	(905,318)
Investments in unconsolidated real estate ventures	(1,838,160)	(4,925,607)
Return of capital on investments in unconsolidated real estate ventures	6,367,664	—
Net cash used in investing activities	(1,467,250)	(16,130,017)
Cash flows from financing activities:
Proceeds from issuance of secured debt	8,846,246	177,719,672
Repayment of secured debt	—	(164,753,059)
Scheduled principal payments of secured debt	(1,945,928)	(1,105,853)
Debt issuance costs	—	(1,825,431)
Gross proceeds from issuance of common stock	—	15,367,192
Offering costs	(481,915)	(2,075,386)
Proceeds from issuance of Series D preferred units	—	25,000,000
Series D Preferred unit issuance costs	—	(273,157)
Proceeds from issuance of Series C units	—	659,151
Redemption of common stock	(363,867)	(3,900,935)
Gross proceeds from issuance of Series E preferred stock	6,856,500	—
Series E Preferred stock issuance costs	(748,987)	—
Distributions paid to common stockholders	(6,799,652)	(6,407,906)
Distributions paid to noncontrolling interest in our Operating Partnership	(256,003)	(255,843)
Distributions paid to preferred stockholders	(9,418,392)	(9,359,388)
Net cash provided by (used in) financing activities	(4,311,998)	28,789,057
Impact of foreign exchange rate changes on cash and restricted cash	(96,555)	471,700
Net change in cash, cash equivalents and restricted cash	(1,999,120)	(6,910,264)
Cash, cash equivalents and restricted cash, beginning of period	9,918,161	17,565,564
Cash, cash equivalents and restricted cash, end of period	$7,919,041	$10,655,300

See notes to consolidated financial statements.

STrategic Storage Trust VI, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

Supplemental disclosures and non-cash transactions:
Cash paid for interest, net of amounts capitalized	$12,658,083	$14,160,979
Offering costs included in accounts payable and accrued liabilities	$—	$(1,042,933)
Other assets in due to affiliates	$362,877	$—
Interest rate swap contract in other assets	$677,038	$1,252,175
Interest rate swap contracts in accounts payable and accrued liabilities	$—	$443,890
Foreign currency hedge contract in other assets	$—	$1,187,637
Foreign currency translation adjustment	$1,380,129	$1,585,179
Issuance of shares pursuant to distribution reinvestment plan	$4,996,747	$4,984,554
Distributions payable to common and preferred stockholders	$6,088,996	$4,519,115
Distributions payable to noncontrolling interests in our Operating Partnership	$28,029	$28,029
Real estate and construction in process in accounts payable and accrued liabilities	$153,268	$348,366
Series E Preferred stock issuance costs in due to affiliates	$600,050	$—
Redemption of common stock in accounts payable and accrued liabilities	$48,746	$231,066

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

SEPTEMBER 30, 2026

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

As of September 30, 2026, we have issued approximately 1.3 million Class P shares, approximately 0.3 million Class A shares, approximately 0.4 million Class T shares, approximately 0.1 million Class W shares, approximately 0.3 million Class Y shares, and approximately 20,000 Class Z shares for gross proceeds of approximately $24.7 million through our distribution reinvestment plan.

Pursuant to a Sponsor Funding Agreement (as defined in Note 2 - Summary of Significant Accounting Policies), our Sponsor agreed to fund the payment of (i) the upfront 3% sales commission for the sale of Class Y shares, (ii) the upfront 3% dealer manager fee for the Class Y shares, and (iii) the estimated 1% organization and offering expenses for the sale of Class Y shares and Class Z shares in our Public Offering. In November 2023, our Sponsor agreed to reimburse the Company in cash to cover the dilution from the one-time stock dividend described below. In consideration for our Sponsor providing the funding for the front-end sales load and the cash to cover the dilution from the stock dividend, Strategic Storage Operating Partnership VI, L.P., a Delaware limited partnership (our “Operating Partnership”), agreed to issue Series C Subordinated Convertible Units (“Series C Units”) to our Sponsor equal to the dollar amount of such funding divided by the then-current offering price (initially $9.30 per share and currently at $10.00 per share) for the Class Y shares and Class Z shares sold in the Public Offering. The Series C Units shall initially have no distribution, voting or other rights to participate in our Operating Partnership unless and until such Series C Units are converted into Class A Units of our Operating Partnership. The Series C Units shall automatically convert into Class A Units on a one-to-one basis upon our disclosure of an estimated net asset value per share equal to at least $10.00 per share for each of the Class A, Class P, Class T, Class W, Class Y, and Class Z shares calculated net of the value of Series C Units to be converted. Such conversion is limited such that the dilution caused by the conversion may not reduce the diluted estimated net asset value below $10.00 per share. No Series C Units were converted to Class A Units as a result of the Estimated Per Share NAV (as defined below) being declared. In connection with the termination of our Primary Offering, the Sponsor Funding Agreement was terminated effective as of May 30, 2025, though our Sponsor or its affiliates are still obligated to provide the funding amounts set forth in the Sponsor Funding Agreement and entitled to receive Series C Units in exchange for such funding amounts until the final payment of such funding amounts and the final issuance of the Series C Units for such funding amounts are made, as contemplated by the terms of the Sponsor Funding Agreement. As of September 30, 2026, we received funding from our Sponsor of approximately $10.2 million for the payment of sales commissions and dealer manager fees for the sale of Class Y shares, and organization and offering expenses for the sale of Class Y and Z shares pursuant to the Sponsor Funding Agreement.

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

We have invested the net proceeds from our offerings primarily in self storage facilities consisting of both income-producing and growth properties located in the United States and Canada. As of September 30, 2026, we owned 25 operating

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

self storage properties located in seven states (Arizona, Delaware, Florida, Nevada, Oregon, Pennsylvania and Washington) and three Canadian provinces (Alberta, British Columbia and Ontario) and one development property in Florida. For more information, see Note 3 - Real Estate Facilities.

As of September 30, 2026, we owned 50% of the equity interests in five unconsolidated real estate ventures in two Canadian provinces (Ontario and Quebec), with subsidiaries of SmartCentres Real Estate Investment Trust (“SmartCentres”) owning the other 50% of such entities. Our unconsolidated real estate ventures consist of five operating self storage properties in the lease-up phase. For more information, see Note 4 - Investments in Unconsolidated Real Estate Ventures.

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

On March 10, 2021, SmartStop OP, L.P. (“SmartStop OP”), an affiliate of our Sponsor and the operating partnership of SmartStop, contributed $5.0 million to our Operating Partnership, in exchange for 549,451 units of limited partnership interest in our Operating Partnership (the “OP Investment”). The OP Investment was made net of sales commissions and dealer manager fees, but without giving effect to the early investor discounts available to purchasers of shares in the Private Offering. At the effective time of the OP Investment, SmartStop OP was admitted as a limited partner to our Operating Partnership. As of September 30, 2026, we owned approximately 98% of the common units of limited partnership interest of our Operating Partnership. The remaining approximately 2% of the common units are owned by SmartStop OP.

On May 1, 2023 (the “Commitment Date”), we entered into a preferred stock purchase agreement (the “Series B Purchase Agreement”) with Extra Space Storage LP (the “Investor”), a subsidiary of Extra Space Storage Inc. (NYSE: EXR), pursuant to which the Investor committed to purchase $150 million in preferred shares (the aggregate shares to be purchased, the “Preferred Shares”) of our new Series B Convertible Preferred Stock (the “Series B Convertible Preferred Stock”). The closing (the “Closing”) in the amount of $150 million occurred on the Commitment Date and we incurred approximately $1.4 million in issuance costs related to the Series B Convertible Preferred Stock. See Note 7 - Preferred Equity.

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

On September 30, 2025, we commenced an offering of up to $75.0 million (expandable up to $100.0 million in the sole discretion of our board of directors) in shares of our Series E Preferred Stock, $0.001 par value per share, at an offering price of $10.00 per share (the “Series E Preferred Offering”), pursuant to the Confidential Private Placement Memorandum dated September 30, 2025 (the “Memorandum”). On July 20, 2026, our board of directors approved an extension of the Series E Preferred Offering from September 30, 2026 to September 30, 2027, unless further extended by our board of directors. We also reserve the right to terminate the Series E Preferred Offering at any time. In connection with the Series E Preferred Offering, we entered into Amendment No. 6 to the Second Amended and Restated Limited Partnership Agreement of our Operating Partnership to create Series E Preferred Units having economic terms and designations, powers, preferences, rights and restrictions that are substantially similar to the Series E Preferred Stock. As of September 30, 2026, approximately 0.7 million shares of Series E Preferred Stock were sold for gross offering proceeds of approximately $6.9 million. See Note 7 – Preferred Equity.

On September 30, 2025, in connection with the commencement of the Series E Preferred Offering, we entered into a managing dealer agreement (the “Managing Dealer Agreement”) with Orchard Securities, LLC, a Utah limited liability

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

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

On November 1, 2026, we closed on our merger with Strategic Storage Growth Trust III, Inc. (“SSGT III”) (the “SSGT III Merger”).

As a result of the SSGT III Merger, we acquired all of the real estate owned by SSGT III, which as of the closing date of the SSGT III Merger consisted of (i) 12 wholly-owned self storage facilities located in four states and three Canadian provinces comprising approximately 9,215 self storage units and approximately 981,465 net rentable square feet, (ii) SSGT III’s 50% equity interest in three unconsolidated real estate ventures located in two Canadian provinces (British Columbia and Quebec), and (iii) beneficial interest in three Delaware Statutory Trust (“DST”) sponsored programs that own eight properties, consisting of approximately 5,370 units and nearly 0.7 million net rentable square feet. The unconsolidated real estate ventures consist of one operating self storage property and two parcels of land being developed into self storage facilities, with subsidiaries of SmartCentres owning the other 50% of such entities.

As a result of the SSGT III Merger, approximately 17.4 million shares of Class A Common Stock were issued in exchange for approximately 17.4 million shares of SSGT III Common Stock.

Concurrently with the SSGT III Merger, SSGT III, SSGT III’s operating partnership and SSGT III’s external advisor, an affiliate of SmartStop, terminated SSGT III’s advisory agreement. In accordance with such termination, immediately prior to the Merger Effective Time, SSGT III’s advisor received $2.0 million in units of limited partnership interests in SSGT III's operating partnership, which represented the agreed amount payable to the SSGT III’s advisor, notwithstanding the disposition fee and related calculations due under SSGT III’s advisory agreement. As a result of the SSGT III Merger, approximately 0.7 million units of limited partnership interest in our Operating Partnership were issued in exchange for approximately 0.7 million units of limited partnership interest in SSGT III's operating partnership.

See Note 13 – Subsequent Events, for additional information related to the SSGT III Merger.

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

SEPTEMBER 30, 2026

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

As of September 30, 2026, we had not entered into any other contracts/interests that would be deemed to be variable interests in VIEs other than our joint ventures with SmartCentres, which are accounted for under the equity method of accounting. Please see Note 4 - Investments in Unconsolidated Real Estate Ventures. Other than the entities noted above, we do not currently have any material relationships with unconsolidated entities or financial partnerships.

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

SEPTEMBER 30, 2026

(UNAUDITED)

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

The value of the tangible assets, consisting of land and buildings, is determined as if vacant. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. There were no property acquisitions during the nine months ended September 30, 2026 and 2025, and no intangible assets were recorded. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent.

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

Acquisitions that do not meet the definition of a business, as defined under current GAAP, are accounted for as asset acquisitions. During the nine months ended September 30, 2026 and 2025 there were no property acquisitions.

During the three months ended September 30, 2026 and 2025, we expensed approximately $0.8 million and $0.1 million, respectively, of acquisition-related transaction costs that did not meet our capitalization policy. During the nine months ended September 30, 2026 and 2025, we expensed approximately $1.6 million and $0.4 million, respectively, of acquisition-related transaction costs that did not meet our capitalization policy.

Evaluation of Possible Impairment of Long-Lived Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets, including those held through joint ventures, may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. For the nine months ended September 30, 2026 and 2025, no impairment losses were recognized.

Advertising Costs

Advertising costs are included in property operating expenses and general and administrative expenses, depending on the nature of the expense, in the accompanying consolidated statements of operations. These costs are expensed in the period in which the cost is incurred. The Company incurred advertising costs of approximately $0.8 million and $2.2 million for the three and nine months ended September 30, 2026, respectively, and approximately $0.7 million and $2.3 million for the three and nine months ended September 30, 2025, respectively.

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

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Balance at December 31, 2025	$3,224,254
Reduction of Property operating expense - affiliates	(803,122)
Balance at September 30, 2026	$2,421,132

Allowance for Doubtful Accounts

Tenant accounts receivable is reported net of an allowance for doubtful accounts. Management records a general reserve estimate based upon a review of the current status of tenant accounts receivable. It is reasonably possible that management’s estimate of the allowance will change in the future. As of September 30, 2026 and December 31, 2025, approximately $24,000 and $46,000, respectively, were recorded to allowance for doubtful accounts, and are included within other assets in the accompanying consolidated balance sheets.

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

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place leases. We amortize in-place leases on a straight-line basis over 18 months, the estimated average rental period for the leases. As of September 30, 2026 and December 31, 2025, the gross amounts allocated to in-place lease intangibles were approximately $9.6 million and $9.8 million, respectively, and accumulated amortization of in-place lease intangibles totaled approximately $9.6 million and $9.8 million respectively.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Debt Issuance Costs

The net carrying value of costs incurred in connection with obtaining non revolving debt are presented on the consolidated balance sheets as a reduction of the related debt. Debt issuance costs are amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of September 30, 2026 and December 31, 2025, accumulated amortization of debt issuance costs related to non revolving debt totaled approximately $1.3 million and $0.8 million, respectively. For the three and nine months ended September 30, 2026, we expensed approximately $0.2 million and $0.5 million, respectively, and we expensed approximately $0.2 million and $0.9 million, respectively, for the three and nine months ended September 30, 2025, in debt issuance cost.

Organizational and Offering Costs

Our Advisor may fund organization and offering costs on our behalf. We are required to reimburse our Advisor for such organization and offering costs; provided, however, our Advisor funded, and was not reimbursed for, 1.0% of the gross offering proceeds from the sale of Class W shares towards payment of organization and offering expenses, which we recognized as a capital contribution from our Advisor. Our Advisor must reimburse us within 60 days after the end of the month in which the initial public offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions, dealer manager fees, stockholder servicing fees and dealer manager servicing fees) in excess of 15% of the gross offering proceeds from the Primary Offering. If at any point in time we determine that the total organization and offering costs are expected to exceed 15% of the gross proceeds anticipated to be received from the Primary Offering, we will recognize such excess as a capital contribution from our Advisor. As of September 30, 2026, organization and offering costs from the Primary Offering were less than 15% of gross proceeds from the Primary Offering. Offering costs are recorded as an offset to additional paid-in capital, and organization costs are recorded as an expense.

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

SEPTEMBER 30, 2026

(UNAUDITED)

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

For the nine months ended September 30, 2026, we received redemption requests totaling approximately $0.3 million, approximately $0.2 million was fulfilled during the nine months ended September 30, 2026 and the remaining approximately $0.1 million was included in accounts payable and accrued liabilities as of September 30, 2026 and fulfilled in October 2026. For the nine months ended September 30, 2025, we received redemption requests totaling approximately $3.7 million, approximately $3.5 million was fulfilled during the nine months ended September 30, 2025 and the remaining $0.2 million was included in accounts payable and accrued liabilities as of September 30, 2025 and fulfilled in October 2025.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

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

Series E Preferred Equity

We classified our Series E Redeemable Preferred Stock (as defined in Note 7 – Preferred Equity) on our consolidated balance sheets using the guidance in ASC 480-10-S99. The Series E Redeemable Preferred Stock is redeemable at the option of the holder on the day following the one-year anniversary of the original issue of date in accordance with the Series E Redeemable Preferred Stock Memorandum, subject to the terms of the memorandum, as described in Note 7 – Preferred Equity. As the shares are redeemable, and under certain circumstances not solely within our control, we have classified our Series E Redeemable Preferred Stock as temporary equity.

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

SEPTEMBER 30, 2026

(UNAUDITED)

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

The table below summarizes our fixed rate notes payable at September 30, 2026 and December 31, 2025. The estimated fair value of financial instruments is subjective in nature and are dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of our fixed and variable rate notes payable were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. These assumptions are considered Level 2 inputs within the fair value hierarchy. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. As of September 30, 2026 and December 31, 2025, we believe the fair value of our variable rate debt are reasonably estimated at their notional amounts as there have been minimal changes to the fixed spread portion of interest rates for similar loans observed in the market, and as the variable portion of our interest rates fluctuate with the associated market indices.

	September 30, 2026		December 31, 2025
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Secured Debt	$122,400,000	$125,622,700	$129,200,000	$129,341,800

During the nine months ended September 30, 2026 and 2025, we held interest rate cash flow hedges to hedge our interest rate risk. During the nine months ended September 30, 2025, we held foreign currency net investment hedges to hedge our foreign currency exposure (see Note 5 – Debt and Note 6 – Derivative Instruments). The valuation of these instruments were determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. The analyses reflect the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including interest rate curves, foreign exchange rates and implied volatilities as applicable. The fair value of the interest rate swaps and cap agreements were determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash payments. Our fair values of our net investment hedges are based primarily on the change in the spot rate at the end of the period as compared with the strike price at inception.

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

Although we had determined that the majority of the inputs used to value our hedges were within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our hedges utilized Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, through September 30, 2026, we had assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our hedge positions and determined that the credit valuation adjustment was not significant to the overall valuation of our hedge. As a result, we determined that our hedge valuation in its entirety was classified in Level 2 of the fair value hierarchy.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

The table below presents the Company's assets and liabilities measured at fair value on a recurring basis as of September 30, 2026, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets - interest rate hedges	$—	$2,870,671	$—

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

SEPTEMBER 30, 2026

(UNAUDITED)

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

As of both September 30, 2026, and December 31, 2025, the Company had no recorded income tax expense/(benefit), nor did the Company pay any income taxes. The Company recorded a full valuation allowance against its deferred tax assets of approximately $10.9 million and $9.7 million as of September 30, 2026 and December 31, 2025, respectively.

	September 30, 2026	December 31, 2025
Deferred tax asset:
Canadian interest expense limitation	$5,263,625	$4,127,546
Canadian carryforward capital losses	9,308,823	8,778,327
Canadian real estate	209,987	241,259
Total deferred tax asset	14,782,435	13,147,132
Deferred tax liabilities:
Canadian real estate	(3,877,795)	(3,452,403)
Total deferred tax liabilities	(3,877,795)	(3,452,403)

Valuation allowance	(10,904,640)	(9,694,729)

Net deferred tax liabilities	$—	$—

Uncertain tax positions may arise where tax laws may allow for alternative interpretations or where the timing of recognition of income is subject to judgment. Under ASC Topic 740, tax positions are evaluated for recognition using a more–likely–than–not threshold, and those tax positions requiring recognition are measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of September 30, 2026 and December 31, 2025, the Company had no uncertain tax positions. As of September 30, 2026 and December 31, 2025, the Company had no interest or penalties related to uncertain tax positions. Income taxes payable are classified within accounts payable and accrued liabilities in the consolidated balance sheets. The tax years 2022 through 2025 remains open to examination by the major taxing jurisdictions to which we are subject.

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

Concentration

No single self storage customer represents a significant concentration of our revenues. For the nine months ended September 30, 2026, approximately 50%, 15%, and 11% of our rental income was concentrated in the Greater Toronto Area of Canada, Arizona and Florida, respectively. Our properties within the aforementioned geographic areas are dispersed therein, operating in multiple different regions and sub-markets.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Note 3. Real Estate Facilities

The following summarizes the activity in real estate facilities during the nine months ended September 30, 2026:

Real estate facilities
Balance at December 31, 2025	512,513,507
Improvements and additions	15,838,853
Impact of foreign exchange rate changes	(10,604,945)
Balance at September 30, 2026	$517,747,415
Accumulated depreciation
Balance at December 31, 2025	(41,047,473)
Depreciation expense	(9,940,063)
Impact of foreign exchange rate changes	758,651
Balance at September 30, 2026	$(50,228,885)

There were no acquisitions during the nine months ended September 30, 2026 and 2025.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Note 4. Investments in Unconsolidated Real Estate Ventures

We have entered into various agreements with a subsidiary of SmartCentres, an unaffiliated third party, to acquire tracts of land, develop and operate self storage facilities. As of September 30, 2026, our unconsolidated real estate ventures consist of five operating self storage facilities in the lease-up phase.

We account for these investments using the equity method of accounting and they are stated at cost and adjusted for our share of net earnings or losses and reduced by distributions. Equity in earnings (loss) will generally be recognized based on our ownership interest in the earnings (loss) of each of the unconsolidated investments.

For the three months ended September 30, 2026 and 2025, we recorded net aggregate loss of approximately $1.0 million and $0.6 million, respectively, from our equity in loss related to our unconsolidated real estate ventures. For the nine months ended September 30, 2026 and 2025, we recorded net aggregate loss of approximately $2.5 million and $1.2 million, respectively, from our equity in loss related to our unconsolidated real estate ventures.

The Company's investments in unconsolidated real estate ventures are summarized as follows:

				Carrying Value of Investment
	Location	Date Real Estate Venture Became Operational	Equity Ownership %	September 30, 2026	December 31, 2025
Toronto (1)	Toronto, Ontario	June 2025	50%	$3,498,950	$4,160,699
Toronto II (1)	Toronto, Ontario	April 2025	50%	4,522,961	5,254,183
Dorval (1)	Dorval, Quebec	June 2025	50%	2,359,212	3,106,052
Hamilton (1)	Hamilton, Ontario	October 2024	50%	1,683,500	2,131,495
Montreal (1)	Montreal, Quebec	May 2026	50%	4,779,095	9,860,516
				$16,843,718	$24,512,945
(1)
As of September 30, 2026, these five JV Properties (defined below) were encumbered by first mortgages pursuant to the SmartCentres Financing (defined below).

SmartCentres Financing

On August 30, 2024, we and SmartCentres, through the Toronto, Toronto II, Dorval and Hamilton joint venture partnerships (the “JV Properties”), entered into a master mortgage commitment agreement (the “MMCA”) with SmartCentres Storage Finance LP (the “SmartCentres Lender”) (collectively, the “SmartCentres Financing”). The SmartCentres Lender is an affiliate of SmartCentres. The initial maximum amount available under the loan was CAD $95.5 million and it contained an accordion feature such that borrowings may be increased to CAD $120.0 million, subject to certain conditions set forth in the MMCA. The proceeds of the SmartCentres Financing will be used to finance the development and construction of self storage facilities on the JV Properties. On September 3, 2024, the JV Properties drew approximately CAD $46.3 million on the SmartCentres Financing and distributed approximately CAD $21.8 million to each partner.

On February 19, 2026, the JV Properties amended the SmartCentres Financing to: (i) extend the maturity date by one-year until May 11, 2027; (ii) add the Montreal joint venture partnership as a borrower under the SmartCentres Financing (and references herein to the "JV Properties" include the Montreal joint venture partnership following such addition) and (iii) draw approximately CAD $17.5 million. Subsequent to the draw, the JV Properties distributed approximately CAD $8.7 million to each partner.

As of September 30, 2026, approximately CAD $118.6 million was outstanding on the SmartCentres Financing.

The SmartCentres Financing is secured by first mortgages on each of the JV Properties. Interest on the SmartCentres Financing is a variable annual rate equal to the aggregate of: (i) the Adjusted Daily Compounded Canadian Overnight Repo Rate Average (“CORRA”), plus: (ii) an adjusted Daily Compounded CORRA adjustment of approximately 0.30%, plus (iii) a margin based on the External Credit Rating, plus (iv) a margin under the Senior Credit Facility, each as defined and described further in the MMCA. As of September 30, 2026, the total interest rate was approximately 5.27%.

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

SEPTEMBER 30, 2026

(UNAUDITED)

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

Note 5. Debt

The Company’s secured debt is summarized as follows:

Debt	September 30, 2026	December 31, 2025	Interest Rate	Maturity Date
Huntington Credit Facility(1)	$85,685,783	$86,937,660	6.52%	11/30/2027
National Bank of Canada - Four Property Loan(2)	43,688,670	45,960,783	4.86%	1/8/2028
Skymar - Vancouver	13,000,000	13,000,000	7.55%	4/1/2030
Meridian Loan(3)	9,633,169	7,617,239	5.95%	1/31/2028
QuadReal - Seven Property Loan(4)	103,502,700	107,221,800	5.59%	4/1/2030
Skymar - Bradenton	9,120,000	9,120,000	7.50%	4/1/2030
SmartStop Bridge Loan	31,500,000	25,000,000	7.40%	6/30/2027
Debt issuance costs, net	(1,479,791)	(1,949,228)
Total Debt	$294,650,531	$292,908,254

(1)
As of September 30, 2026, this variable rate loan encumbers 11 properties (Phoenix I, Las Vegas, Phoenix II, Surprise, Apopka, Portland, Newark, Levittown, Chandler, St. Johns and Oxford). We entered into an interest rate swap agreement that fixes SOFR at 1.54% until the maturity of the loan.
(2)
This variable rate loan encumbers four properties (Burlington, Cambridge, North York and Edmonton) and the amount shown above is in USD based on the foreign exchange rate in effect as of September 30, 2026 and December 31, 2025, respectively. We entered into an interest rate swap agreement that fixes CORRA at 3.03% until the maturity of the loan.
(3)
This variable rate loan encumbers our Etobicoke, ONT property and the amount shown above is in USD based on the foreign exchange rate in effect as of September 30, 2026 and December 31, 2025, respectively.
(4)
This fixed rate loan encumbers seven properties (Mississauga, Mississauga II, Burlington II, Hamilton, Vancouver, Woodbridge and Toronto) and the amount shown above is in USD based on the foreign exchange rate in effect as of September 30, 2026 and December 31, 2025, respectively.

The weighted average interest rate on our consolidated debt, excluding the impact of our interest rate hedging activities, as of September 30, 2026 was approximately 6.10%.

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

SEPTEMBER 30, 2026

(UNAUDITED)

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

SEPTEMBER 30, 2026

(UNAUDITED)

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

The amounts outstanding under the Huntington Credit Facility bear interest at a variable rate equal to the one month Term SOFR plus 2.61%, adjusted monthly, with a floor of 3.25%. As of September 30, 2026, the interest rate excluding the impact of our interest rate hedging activities on the Huntington Credit Facility was 6.52%. The loan may be prepaid in whole or in part, without penalty or premium, at any time, subject to certain conditions as set forth in the Credit Agreement.

The Credit Agreement contains certain customary representations and warranties, affirmative, negative and financial covenants, borrowing conditions, and events of default. We serve as a limited recourse guarantor with respect to the Huntington Credit Facility. In particular, the financial covenants include a minimum debt service coverage ratio and minimum net worth and liquid assets requirements applicable to us and our Operating Partnership as guarantors. As of September 30, 2026, we were in compliance with all such covenants.

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

On June 28, 2024, we amended the SmartStop Bridge Loan (the “SmartStop Bridge Loan Amendment”) to (i) increase the maximum borrowing capacity of the loan from $15.0 million to $25.0 million; and (ii) extend the maturity date by one-year until December 31, 2025. On July 29, 2024, we drew $8.0 million pursuant to the SmartStop Bridge Loan. On July 29, 2025, we drew $2.0 million pursuant to the SmartStop Bridge Loan. On December 22, 2025, we further amended the SmartStop Bridge Loan (the “Second SmartStop Bridge Loan Amendment”) to (i) extend the maturity date to June 30, 2027; and (ii) reduce the interest rate to SOFR plus 3.5% effective January 1, 2026. On June 10, 2026, we further amended the SmartStop Bridge Loan Agreement (the “Third SmartStop Bridge Loan Amendment”) to (i) increase the maximum borrowing capacity of the SmartStop Bridge Loan from $25.0 million to $35.0 million; and (ii) add an extension option at the Bridge Loan Borrower’s discretion to extend the term of the SmartStop Bridge Loan until December 31, 2027, subject to certain conditions and the payment of an extension fee equal to 0.25% of the outstanding principal balance. As of September 30, 2026, we had $3.5 million available capacity on the SmartStop Bridge Loan. On October 29, 2026, we drew $2.0 million pursuant to the SmartStop Bridge Loan.

As of September 30, 2026, the interest rate on the SmartStop Bridge Loan was 7.40%. Payments under the SmartStop Bridge Loan are interest-only and payable monthly. The SmartStop Bridge Loan may be prepaid either in whole or in part, at any time, without penalty or premium.

The SmartStop Bridge Loan contains customary affirmative and negative covenants, agreements, representations, warranties and borrowing conditions, and events of default. As of September 30, 2026, we were in compliance with all such covenants.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

SEPTEMBER 30, 2026

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

SEPTEMBER 30, 2026

(UNAUDITED)

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

Pursuant to the loan agreement for the National Bank of Canada — Four Property Loan (the “Four Property Loan Agreement”), amounts outstanding under the National Bank of Canada — Four Property Loan bear an interest rate equal to CORRA, plus a CORRA adjustment of approximately 0.30%, plus 2.25%. In addition, we entered into an interest rate swap agreement with a notional amount of CAD $64.0 million, whereby CORRA is fixed at approximately 3.03% that fixes the all in interest rate at 5.58% through the maturity of the National Bank of Canada — Four Property Loan. As of September 30, 2026, the interest rate excluding the impact of our interest rate hedging activities on the National Bank of Canada — Four Property Loan was 4.86%. The National Bank of Canada — Four Property Loan has an initial term of three years, maturing on January 8, 2028. Payments under the National Bank of Canada — Four Property Loan consist of both principal and interest, calculated using a 25-year amortization, and are payable monthly.

The Four Property Loan Agreement contains a modified debt service coverage ratio and customary affirmative, negative, and financial covenants, an interest reserve requirement, agreements, representations, warranties and borrowing conditions, and events of default, all as set forth in the Four Property Loan Agreement. We serve as a full recourse guarantor with respect to the National Bank of Canada — Four Property Loan. As of September 30, 2026, we were in compliance with all such covenants.

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

Pursuant to the loan agreement for the Skymar - Vancouver Loan (the “Skymar Vancouver Loan Agreement”), amount outstanding under the Skymar - Vancouver Loan bears interest at an annual fixed rate equal to 7.55%. The Skymar — Vancouver Loan has a maturity date of April 1, 2030. Payments under the Skymar — Vancouver Loan are payable monthly and are interest-only until April 1, 2027 and are principal and interest thereafter. The Skymar — Vancouver Loan may be prepaid in whole, but not in part, at any time, subject to certain conditions as set forth in the Skymar Vancouver Loan Agreement. The loan documents contain agreements; representations; warranties and borrowing conditions; reserve requirements and events of default all as set forth in such loan documents. In addition, and pursuant to the terms of the

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

limited recourse guaranty, we serve as a non-recourse guarantor with respect to the Skymar - Vancouver Loan. As of September 30, 2026, we were in compliance with all such covenants.

Meridian Financing

On March 6, 2025, we, through an indirect, wholly-owned special purpose entity, entered into a credit agreement with Meridian Credit Union Limited (the “Meridian Credit Agreement”) with a maximum borrowing capacity of approximately CAD $16.0 million (the "Meridian Loan"). At close, we borrowed approximately CAD $2.1 million. The Meridian Loan is secured by a first mortgage on our property in Etobicoke, Ontario Canada (the "Etobicoke Property"). The proceeds of the Meridian Loan were used to fund development of a self storage facility on the Etobicoke Property. As of September 30, 2026 we had approximately CAD $13.7 million outstanding and approximately CAD $2.3 million of available capacity.

Pursuant to the Meridian Credit Agreement, amounts outstanding under the Meridian Loan bore interest at an annual rate equal to the Canada Prime Rate plus 1.50%, subject to a minimum all-in floor rate of 6.70% per annum. The Meridian Loan has an initial term of three years, maturing on January 31, 2028, with two six-month extension options. Payments under the Meridian Loan are interest-only and added to the outstanding principal balance. On February 25, 2026, we commenced operations on the Etobicoke Property.

On August 19, 2025, we modified the Meridian Credit Agreement and reduced the all-in floor rate to 5.20% per annum. As of September 30, 2026, the interest rate on the Meridian Loan was 5.95%.

The Meridian Credit Agreement contains customary affirmative, negative, and financial covenants, agreements, representations, warranties and borrowing conditions, and events of default. We serve as a full recourse guarantor with respect to the Meridian Loan. As of September 30, 2026, we were in compliance with all such covenants.

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

The QuadReal - Seven Property Loan Agreement also contains customary affirmative, negative, and financial covenants, agreements, representations, warranties and borrowing conditions, and events of default, all as set forth in the QuadReal - Seven Property Loan Agreement. We serve as a non-recourse guarantor with respect to the QuadReal — Seven Property Loan. In addition, we provided the lenders with a debt service guarantee. However, the debt service guarantee may be terminated early based on achieving two consecutive fiscal quarters at a specific debt service ratio of not less than 1.1 to 1.0, as described in the QuadReal — Seven Property Loan Agreement. As of September 30, 2026, we were in compliance with all such covenants.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

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

Pursuant to the loan agreement for the Skymar Bradenton Loan (the "Skymar Bradenton Loan Agreement"), amounts outstanding under the Skymar - Bradenton Loan bear interest at an annual fixed rate equal to 7.50%. The Skymar - Bradenton Loan has a maturity date of April 1, 2030. Payments under the Skymar - Bradenton Loan are payable monthly and are interest-only until April 1, 2027 and are principal and interest thereafter. The Skymar - Bradenton Loan may be prepaid in whole, but not in part, at any time, subject to certain conditions as set forth in the Skymar - Bradenton Loan Agreement. The loan documents contain agreements; representations; warranties and borrowing conditions; reserve requirements and events of default all as set forth in such loan documents. In addition, and pursuant to the terms of the limited recourse guaranty, we serve as a non-recourse guarantor with respect to the Skymar - Bradenton Loan. As of September 30, 2026, we were in compliance with all such covenants.

The following table presents the future principal payment requirements on our outstanding secured debt as of September 30, 2026:

2026	641,731
2027	117,892,818
2028	52,457,404
2029	326,349
2030	124,812,020
Total payments	296,130,322
Debt issuance costs, net	(1,479,791)
Total	$294,650,531

On November 1, 2026, we closed the SSGT III Merger. As a result of the SSGT III Merger, we acquired all of the real estate owned by SSGT III, which as of the closing date of the SSGT III Merger consisted of (i) 12 wholly-owned self storage facilities (ii) SSGT III’s 50% equity interest in three unconsolidated real estate ventures, and (iii) beneficial interest in three Delaware Statutory Trust (“DST”) sponsored programs that own eight properties, consisting of approximately 5,370 units and nearly 0.7 million net rentable square feet. In addition to the real estate acquired, we assumed debt with a principal balance of approximately $180.6 million. The following table presents the future principal payment requirements on our outstanding secured debt as of November 1, 2026:

2026	21,430,155
2027	184,120,242
2028	84,608,305
2029	22,226,510
2030	126,941,161
Thereafter	41,767,389
Total	$481,093,762

For more information, see Note 13 - Subsequent Events.

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

SEPTEMBER 30, 2026

(UNAUDITED)

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

The change in the value of the portion of our settled and unsettled foreign currency hedge that is not designated for hedge accounting for GAAP is recorded in Foreign currency adjustment within our consolidated statements of operations and represented a loss of approximately none and $2.6 million for the nine months ended September 30, 2026 and 2025, respectively.

The following table summarizes the terms of our derivative financial instruments as of September 30, 2026:

	Notional Amount	Strike	Effective Date	Maturity Date
Interest Rate Derivatives:
CORRA Swap - Four Property Loan(1)	$62,048,957	3.03%	January 9, 2025	January 10, 2028
SOFR Swap - Huntington Credit Facility(2)	$85,685,783	1.54%	March 2, 2026	November 30, 2027

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

The following table presents a gross presentation of the fair value of our derivatives financial instruments as well as their classification on our consolidated balance sheets as of September 30, 2026 and December 31, 2025:

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

	Asset/Liability Derivatives Fair Value
	September 30, 2026	December 31, 2025
Interest Rate Hedges:
Other assets	$2,870,671	$1,563,065
Accounts payable and accrued liabilities	$—	$496,702

The following table presents the effects of our derivative financial instruments on our consolidated statements of operations for the periods presented:

	Gain (loss) recognized in OCI for the three months ended September 30,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI for the three months ended September 30,
Type	2026	2025		2026	2025
Interest Rate Swaps	$723,077	$28,180	Interest Expense	$(148,259)	$6,202
Interest Rate Caps	—	—	Interest Expense	—	50,060
Foreign Currency Put	—	2,437	N/A	—	—
	$723,077	$30,617		$(148,259)	$56,262

	Gain (loss) recognized in OCI for the nine months ended September 30,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI for the nine months ended September 30,		Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative for the nine months ended September 30,
Type	2026	2025		2026	2025		2026	2025
Interest Rate Swaps	$1,713,072	$(1,440,787)	Interest Expense	$(464,306)	$10,426	Interest Expense	$—	$(300,174)
Interest Rate Caps	—	—	Interest Expense	—	174,500	Interest Expense	—	110,805
Foreign Currency Put	—	(1,187,637)	N/A	—	—	N/A	—	—
	$1,713,072	$(2,628,424)		$(464,306)	$184,926		$—	$(189,369)

Based upon the forward rates in effect as of September 30, 2026, we estimate that approximately $0.3 million related to our qualifying cash flow hedges will be reclassified to reduce interest expense during the next 12 months.

Note 7. Preferred Equity

Issuance of Series B Preferred Stock of Our Company

On May 1, 2023, we issued $150 million shares of our Series B Convertible Preferred Stock pursuant to the Series B Purchase Agreement with Extra Space Storage LP (the “Investor”), a subsidiary of Extra Space Storage Inc. (NYSE: EXR). We paid the Investor an investment fee equal to 0.50% of the aggregate Purchase Price (as defined below) at the closing.

The Series B Purchase Agreement provides that the purchase price for the shares of Series B Preferred Stock shall be equal to $1,000 per share (the “Purchase Price”). The terms of the Series B Convertible Preferred Stock, including the preferences, conversion and other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms and conditions of redemption, are set forth in the articles supplementary for the Series B Convertible Preferred Stock (the “Series B Articles Supplementary”), which are described in more detail below.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

SEPTEMBER 30, 2026

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

Investors’ Rights Agreement

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

SEPTEMBER 30, 2026

(UNAUDITED)

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

As of September 30, 2026, there were 150,000 Preferred Shares outstanding with an aggregate liquidation preference of approximately $153.2 million, which consists of $150.0 million from the initial closing and approximately $3.2 million of accumulated and unpaid distributions.

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

As of September 30, 2026, there were 1.4 million Series D Preferred Units outstanding with an aggregate liquidation preference of approximately $36.8 million, which consists of $35.0 million from the initial closing and approximately $1.8 million of accumulated and unpaid distributions.

Series E Preferred Offering

On September 30, 2025, we commenced the Series E Preferred Offering of up to $75.0 million (expandable up to $100.0 million in the sole discretion of our board) in shares of our Series E Preferred Stock, $0.001 par value per share, at an

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

offering price of $10.00 per share, pursuant to the Confidential Private Placement Memorandum dated September 30, 2025 (the “Memorandum”).

On July 20, 2026, our board of directors approved an extension of the Series E Preferred Offering from September 30, 2026 to September 30, 2027, unless further extended by our board of directors. We also reserve the right to terminate the Series E Preferred Offering at any time.

The terms of the Series E Preferred Stock are set forth in the articles supplementary for the Series E Preferred Stock (the “Series E Articles Supplementary”) and are described in more detail below:

•
Rank: (a) senior to all classes of the Company’s common stock; (b) on parity with all other preferred equity securities issued by us from time to time, the terms of which provide that such securities rank on parity with the Series E Preferred Stock; and (c) junior to the preferred equity securities issued by us from time to time, the terms of which expressly provide that it will rank senior to the Series E Preferred Stock (the “Senior Stock”), including the Series B Convertible Preferred Stock and, following the SSGT III Merger, our Series G Convertible Preferred Stock issued in the SSGT III Merger, and subject to payment of or provision for our corporate debts and other liabilities.
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

SEPTEMBER 30, 2026

(UNAUDITED)

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

As of September 30, 2026, there were approximately 0.7 million shares of Series E Preferred Stock outstanding with an aggregate liquidation preference of approximately $6.9 million, which consists of approximately $6.9 million from the Series E Preferred Offering and approximately $36,000 of accumulated and unpaid distributions.

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

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Note 8. Segment Disclosures

Our business is composed of one reportable segment: self storage operations. Within our self storage operations segment, as of September 30, 2026 and December 31, 2025, approximately $280.8 million and $293.4 million, respectively, of our assets relate to our operations in Canada. For the three and nine months ended September 30, 2026, approximately $4.5 million and approximately $13.3 million, respectively, of our revenues in the self storage segment related to our operations in Canada.

For the three and nine months ended September 30, 2025, approximately $4.4 million and approximately $12.7 million, respectively, of our revenues in the self storage segment related to our operations in Canada.

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

The following tables summarize information for the reportable segments for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Self storage rental revenue	$8,015,333	$7,870,022	$23,783,531	$22,786,515
Ancillary operating revenue	48,554	47,797	148,446	151,302
Total revenues	8,063,887	7,917,819	23,931,977	22,937,817
Operating expenses:
Property operating expenses
Property taxes	974,916	693,881	3,024,618	2,587,739
Payroll	606,315	645,428	1,927,895	1,817,542
Advertising	274,796	239,134	773,659	730,002
Repairs & maintenance	212,197	320,702	762,588	876,678
Utilities	304,094	339,190	947,853	943,109
Property insurance	115,837	144,293	407,918	423,501
Administrative and professional	465,986	438,376	1,388,439	1,212,964
Total property operating expenses	2,954,141	2,821,004	9,232,970	8,591,535
Other operating expenses:
Property operating expenses – affiliates	1,366,063	1,332,529	4,101,771	3,904,248
General and administrative	1,547,176	1,450,036	4,800,381	4,831,973
Depreciation	3,344,081	3,236,492	10,005,091	9,634,973
Acquisition expenses	785,649	82,536	1,649,490	352,146
Total other operating expenses	7,042,969	6,101,593	20,556,733	18,723,340
Operating loss:	(1,933,223)	(1,004,778)	(5,857,726)	(4,377,058)
Other income (expense):
Interest expense	(4,438,180)	(4,281,079)	(12,899,993)	(12,564,571)
Interest expense – debt issuance costs	(179,872)	(190,331)	(501,422)	(859,246)
Derivative fair value adjustment	—	—	—	(531,449)
Other income (expense)	(8,448)	28,770	32,674	97,953
Equity in loss of unconsolidated real estate ventures	(961,506)	(604,294)	(2,522,879)	(1,211,896)
Foreign currency adjustment	119,309	(2,206,593)	(3,754,395)	902,170
Net loss	$(7,401,920)	$(8,258,305)	$(25,503,741)	$(18,544,097)

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

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

Our Advisory Agreement provides for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us. Beginning four fiscal quarters after commencement of the Public Offering, pursuant to our Advisory Agreement, our Advisor is required to pay or reimburse us the amount by which our aggregate

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

annual operating expenses, as defined, exceed the greater of 2% of our average invested assets or 25% of our net income, as defined, unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For any fiscal quarter for which total operating expenses for the 12 months then ended exceed the limitation, we will disclose this fact in our next quarterly report or within 60 days of the end of that quarter and send a written disclosure of this fact to our stockholders. In each case the disclosure will include an explanation of the factors that the independent directors considered in arriving at the conclusion that the excess expenses were justified. As of September 30, 2026, our aggregate annual operating expenses, as defined, did not exceed the threshold described above.

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

SEPTEMBER 30, 2026

(UNAUDITED)

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

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the year ended December 31, 2025 and the nine months ended September 30, 2026, as well as any related amounts payable as of December 31, 2025 and September 30, 2026:

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

	Year Ended December 31, 2025			Nine Months Ended September 30, 2026
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Operating expenses	$9,059,444	$15,589,065	$2,770,160	$10,660,175	$2,444,827	$10,985,508
Asset management fees	4,402,526	5,714,373	1,136,501	3,439,112	511,853	4,063,760
Property management fees	1,871,969	2,404,038	618,620	1,463,047	169,618	1,912,049
Acquisition expenses (1)	388,834	1,217,631	149,576	831,873	—	981,449
Preferred Equity
Offering Costs	350,000	350,000	—	—	—	—
Total	$16,072,773	$25,275,107	$4,674,857	$16,394,207	$3,126,298	$17,942,766

(1)
Amounts include third party acquisition expenses paid by our Sponsor and reimbursed by the Company.

Tenant Programs

We may offer Tenant Programs to customers at our properties pursuant to which our Property Manager or an affiliate is entitled to substantially all of the net revenue attributable to the sale of Tenant Programs at our properties.

In order to protect the interest of the Property Manager in receiving these revenues in light of the fact that we control the properties and, hence, the ability of the Property Manager to receive such revenues, we and an affiliate of our Property Manager agreed to transfer our respective rights in such revenue to a joint venture entity owned 0.1% by our TRS subsidiary and 99.9% by our Property Manager’s affiliate (the “PM Affiliate”). Under the terms of the operating agreement of the joint venture entity, dated March 8, 2021 (the “JV Agreement”), our TRS receives 0.1% of the net revenues generated from such Tenant Programs and the PM Affiliate receives the other 99.9% of such net revenues. The JV Agreement further provides, among other things, that if a member or its affiliate terminates all or substantially all of the property management agreements or defaults in its material obligations under the JV Agreement or undergoes a change of control, as defined, (the “Triggering Member”), the other member generally shall have the right (but not the obligation) to either (i) sell all of its interest in the joint venture to the Triggering Member at fair market value (as agreed upon or as determined under an appraisal process) or (ii) purchase all of the Triggering Member’s interest in the joint venture at 95% of fair market value. During the nine months ended September 30, 2026 and 2025, an affiliate of our Property Manager received net revenue from this joint venture of approximately $1.1 million and $1.0 million, respectively.

Storage Auction Program

Our Sponsor owns a minority interest in a company that owns 50% of an online auction company (the “Auction Company”) that serves as a web portal for self storage companies to post their auctions for the contents of abandoned storage units online instead of using live auctions conducted at the self storage facilities. The Auction Company receives a service fee for such services. During the nine months ended September 30, 2026 and 2025, we paid approximately $8,000 and $6,000 in fees to the Auction Company related to our properties, respectively. Our properties will receive the proceeds from such online auctions.

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

SEPTEMBER 30, 2026

(UNAUDITED)

our distribution reinvestment plan. The Second Amended and Restated DRP became effective on November 11, 2023. No sales commission or dealer manager fee will be paid on shares sold through the distribution reinvestment plan. We may amend or terminate the distribution reinvestment plan for any reason at any time upon 10 days' prior written notice to stockholders.

As of September 30, 2026, we have issued approximately 1.3 million Class P shares, approximately 0.3 million Class A shares, approximately 0.4 million Class T shares, approximately 0.1 million Class W shares, approximately 0.3 million Class Y shares and approximately 20,000 Class Z shares for gross proceeds of approximately $24.7 million pursuant to the distribution reinvestment plan.

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

SEPTEMBER 30, 2026

(UNAUDITED)

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

For the nine months ended September 30, 2026, we received redemption requests totaling approximately $0.3 million, approximately $0.2 million was fulfilled during the nine months ended September 30, 2026 and the remaining approximately $0.1 million was included in accounts payable and accrued liabilities as of September 30, 2026 and fulfilled in October 2026. For the nine months ended September 30, 2025, we received redemption requests totaling approximately $3.7 million, approximately $3.5 million was fulfilled during the nine months ended September 30, 2025 and the remaining $0.2 million was included in accounts payable and accrued liabilities as of September 30, 2025 and fulfilled in October 2025.

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

Note 11. Declaration of Distributions

Cash Distribution Declaration

On September 30, 2026, our board of directors declared a daily distribution rate of approximately $0.001698 per day per share on the outstanding shares of common stock payable to Class A, Class T, Class W, Class P, Class Y and Class Z stockholders of record of such shares as shown on our books at the close of business on each day of the period commencing on October 1, 2026 and ending December 31, 2026. In connection with this distribution, stockholders who hold Class T and Class Y shares will be paid an amount equal to approximately $0.001698 per day less the stockholder servicing fee payable per share per day. Such distributions payable to each stockholder of record during a month will be paid the following month.

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

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Note 13. Subsequent Events

Series E Offering Status

As of November 6, 2026, in connection with our Series E Preferred Offering we have issued approximately 0.8 million Series E Preferred shares for gross offering proceeds of approximately 7.7 million.

SmartStop Bridge Loan

On October 29, 2026, we drew $2.0 million pursuant to the SmartStop Bridge Loan.

SSGT III Merger

On November 1, 2026, we closed on the SSGT III Merger, pursuant to which SSGT III merged with and into SSGT III Merger Sub, LLC, our wholly-owned subsidiary, with SSGT III Merger Sub, LLC surviving, in accordance with the Agreement and Plan of Merger, dated as of July 14, 2026 (the “SSGT III Merger Agreement”). SSGT III and the Company are both sponsored by an affiliate of SmartStop.

As a result of the SSGT III Merger, we acquired all of the real estate owned by SSGT III, which as of the closing date of the SSGT III Merger consisted of (i) 12 wholly-owned self storage facilities located in four states and three Canadian provinces comprising approximately 9,215 self storage units and approximately 981,465 net rentable square feet, (ii) SSGT III’s 50% equity interest in three unconsolidated real estate ventures located in two Canadian provinces (British Columbia and Quebec), and (iii) beneficial interest in three Delaware Statutory Trust (“DST”) sponsored programs that own eight properties, consisting of approximately 5,370 units and nearly 0.7 million net rentable square feet. The unconsolidated real estate ventures consist of one operating self storage property and two parcels of land being developed into self storage facilities, with subsidiaries of SmartCentres owning the other 50% of such entities.

As a result of the SSGT III Merger, approximately 17.4 million shares of our Class A Common Stock were issued in exchange for approximately 17.4 million shares of SSGT III’s common stock, $0.001 par value per share, and each outstanding share of SSGT III’s Series A Convertible Preferred Stock was converted into the right to receive one share of our newly designated Series G Convertible Preferred Stock, $0.001 par value per share, having powers, preferences, privileges and rights substantially the same as those of the SSGT III Series A Convertible Preferred Stock. As a result, we issued 100,000 shares of Series G Convertible Preferred Stock, as further discussed below.

On July 14, 2026, concurrently with the SSGT III Merger, SSGT III, SSGT III’s operating partnership and SSGT III’s external advisor, an affiliate of SmartStop, terminated SSGT III’s advisory agreement. In accordance with such termination, immediately prior to the effective time of the SSGT III Merger, SSGT III’s advisor received $2.0 million in units of limited partnership interests in SSGT III’s operating partnership, which represented the agreed amount payable to SSGT III’s advisor, notwithstanding the disposition fee and related calculations due under SSGT III’s advisory agreement. As a result of the SSGT III Merger, approximately 0.7 million units of limited partnership interest in our Operating Partnership were issued in exchange for approximately 0.7 million units of limited partnership interest in SSGT III’s operating partnership.

On November 1, 2026, as a result of the SSGT III Merger, we assumed the following debt:

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Merger Financings	Principal Borrowing as of Merger Date	Interest Rate	Maturity Date
Huntington Loan	$20,847,846	6.65%	12/31/2026
Skymar Loan – Chula Vista	22,719,416	6.00%	2/1/2027
Skymar Loan – Fort Myers	9,208,979	6.10%	6/1/2027
Skymar Loan – Eatontown	9,791,337	6.10%	7/1/2027
Stonebridge Loan - Toronto and Edmonton(1)	21,465,000	6.19%	5/1/2029
Skymar Loan - Tamarac	9,641,566	7.38%	12/1/2027
QuadReal Loan – St. Albert(2)	6,138,990	5.70%	9/1/2028
Stonebridge Loan – Barrie(3)	11,161,800	5.83%	4/1/2028
Stonebridge Loan – Vancouver(4)	13,970,138	5.90%	10/1/2028
Aegon Loan – Houston	18,500,000	4.10%	11/1/2046
SmartStop Loan – Longwood	5,741,932	5.00%	11/13/2032
SmartStop Loan – Dallas	7,792,621	5.00%	11/13/2032
SmartStop Loan – Phoenix	10,656,806	5.00%	11/13/2032
SmartStop Bridge Loan II	13,000,000	6.95%	5/13/2027
Total Debt	$180,636,431
(1)
This fixed rate loan encumbers two properties (North York II and Edmonton II) and the amount shown above is in USD based on the foreign exchange rate in effect as of the merger date.
(2)
This variable rate loan encumbers our St Albert, AB property and the amount shown above is in USD based on the foreign exchange rate in effect as of the merger date.
(3)
This fixed rate loan encumbers our Barrie, ONT property and the amount shown above is in USD based on the foreign exchange rate in effect as of the merger date.
(4)
This fixed rate loan encumbers our Vancouver, BC II property and the amount shown above is in USD based on the foreign exchange rate in effect as of the merger date.

Series G Convertible Preferred Stock

General

As noted above, in connection with the SSGT III Merger, we filed the Articles Supplementary with the State Department of Assessments and Taxation of Maryland, to classify and designate 100,000 authorized but unissued shares of preferred stock as the “Series G Convertible Preferred Stock.” Such Articles Supplementary (the “Series G Articles Supplementary”) set forth the key terms of the Series G Convertible Preferred Stock, which are summarized below:

As set forth in the Series G Articles Supplementary, the Series G Convertible Preferred Stock ranks senior to all other classes of our capital stock, including the Class A Common Stock, Class P common stock, Class T common stock, Class W common stock, Class Y common stock and Class Z common stock (collectively, the “Common Stock”), with respect to rights to receive dividends and to participate in distributions or payments upon any voluntary or involuntary liquidation, dissolution or winding up. Dividends payable on each share of Series G Convertible Preferred Stock will initially be equal to a rate of 8.85% per annum. If the Series G Convertible Preferred Stock has not been redeemed on or prior to February 4, 2030, the dividend rate will increase an additional 0.75% per annum each year thereafter to a maximum of 11.0% per annum until February 4, 2035, at which time the dividend rate shall increase 0.75% per annum each year thereafter until the Series G Convertible Preferred Stock is redeemed or repurchased in full.

Upon any voluntary or involuntary liquidation, dissolution or winding up, the holders of Series G Convertible Preferred Stock will be entitled to receive a payment equal to the greater of (i) $1,000 per share of Series G Convertible Preferred Stock then outstanding (the “Series G Preferred Stock Liquidation Amount”), plus an amount equal to any accrued and unpaid dividends and other distributions (whether or not accumulated or authorized and declared) to the date of payment and (ii) the amount that that would have been payable had the shares of Series G Convertible Preferred Stock been converted into Class A Common Stock pursuant to the terms of the Series G Articles Supplementary immediately prior to such liquidation.

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Subject to certain additional redemption rights, as described herein, we have the right to redeem the Series G Convertible Preferred Stock for cash at any time following February 4, 2028. The amount of such redemption will be equal to $1,000 per share of Series G Convertible Preferred Stock then outstanding, plus applicable redemption premium as set forth in the Series G Articles Supplementary (together, the “Series G Redemption Price”) and an amount equal to any accrued and unpaid dividends and distributions on the Series G Convertible Preferred Stock (whether or not accumulated or authorized and declared) up to the redemption date. Upon the listing of any class of our Common Stock on a national securities exchange (the “Listing”), we have the right to redeem any or all outstanding Series G Convertible Preferred Stock at an amount equal to the greater of (i) the amount that the holders of such shares would have received had such shares been converted into Class A Common Stock pursuant to the terms of the Series G Articles Supplementary immediately prior to the initial Listing, and then all of such shares had been sold in the initial Listing, up to the Series G Conversion Value Limitation (as described herein), or (ii) the Series G Redemption Price, in each case, plus an amount equal to any accrued and unpaid dividends and distributions on the Series G Convertible Preferred Stock (whether or not accumulated or authorized and declared) up to the date of initial Listing. The Series G Conversion Value Limitation is an amount per share determined using an as-converted value limitation equal to a premium of $26.5 million if any or all 100,000 shares of Series G Convertible Preferred Stock are issued and outstanding. Upon a change of control event, we have the right to redeem any or all outstanding Series G Convertible Preferred Stock at an amount equal to the greater of (i) the amount that the holders of such shares would have received had the shares been converted into Class A Common Stock pursuant to the terms of the Articles Supplementary immediately prior to such change of control, up to the Series G Conversion Value Limitation or (ii) the Series G Redemption Price, in each case, plus an amount equal to any accrued and unpaid dividends and distributions up to the redemption date. In addition, subject to certain cure provisions, if we fail to maintain our status as a real estate investment trust, the holders of Series G Convertible Preferred Stock have the right to require us to repurchase the Series G Convertible Preferred Stock at an amount equal to the Series G Redemption Price plus an amount equal to any accrued and unpaid dividends and distributions on the Series G Convertible Preferred Stock (whether or not accumulated or authorized and declared) up to the redemption date.

At any time after the earlier to occur of (i) February 4, 2028 or (ii) 180 days after an initial Listing, the holders of Series G Convertible Preferred Stock have the right to convert any or all of the Series G Convertible Preferred Stock held by such holders into Class A Common Stock at a rate per share equal to the quotient obtained by dividing the Series G Liquidation Amount, plus an amount equal to any accrued and unpaid dividends or other distributions (whether or not accumulated or authorized and declared), by the Series G Conversion Price. The Series G Conversion Price is initially $10.75, and may be adjusted in connection with stock splits, stock dividends and other similar transactions. In no event will the value of the Class A Common Stock issued by us upon conversion of the Series G Convertible Preferred Stock into Class A Common Stock exceed the Series G Conversion Value Limitation.

The holders of Series G Convertible Preferred Stock are not entitled to vote on any matter submitted to a vote of our stockholders, except that in the event that the dividend for the Series G Convertible Preferred Stock has not been paid for at least four quarterly dividend periods (whether or not consecutive), the holders of Series G Convertible Preferred Stock have the right to vote together with the holders of Common Stock as a single class on any matter submitted to a vote of our stockholders. The number of votes applicable to a share of Series G Convertible Preferred Stock will be equal to the number of shares of Class A Common Stock into which a share of Series G Convertible Preferred Stock could have been converted as of the record date set for purposes of such stockholder vote. This foregoing limited voting right shall cease when all past dividend periods have been paid in full. In addition, the affirmative vote of the holders of a majority of the outstanding shares of Series G Convertible Preferred Stock is required in certain customary circumstances, as well as other circumstances, such as (i) our real estate portfolio exceeding a leverage ratio of 60% loan-to-value, (ii) entering into certain transactions with our Chief Executive Officer, or any entities in which such person has a controlling interest (excluding certain self-storage real estate programs sponsored by SmartStop Self Storage REIT, Inc. or us), (iii) effecting a merger (or similar) transaction with an entity whose assets are not at least 80% self storage related, (iv) entering into any line of business other than self storage and ancillary businesses, unless such ancillary business represents revenues of less than 10% of our revenues for our last fiscal year and (v) permitting any individual other than H. Michael Schwartz to (A) serve as our Chairman or any similar role for us or (B) otherwise perform any of the duties typically performed by Mr. Schwartz in his capacity as Chairman.

Investors’ Rights Agreement

On November 1, 2026, concurrent with our issuance of the Series G Convertible Preferred Stock, we and the holder thereof entered into an investors’ rights agreement (the “Series G Investors’ Rights Agreement”). Pursuant to the Series G

STRATEGIC STORAGE TRUST VI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Investors’ Rights Agreement, the holder has the right to request us to register for resale under the Securities Act, shares of the Class A Common Stock issued to the holder upon conversion of the shares of Series G Convertible Preferred Stock acquired pursuant to the SSGT III Merger, subject to certain limitations. After the first anniversary of the issuance of the Series G Convertible Preferred Stock, the holder may request up to four demand registrations for an amount of shares equal to at least $15 million each. We are required to use our reasonable best efforts to (i) file a registration statement on Form S-3 within 30 days of such request (or a registration statement on Form S-11 or such other appropriate form within 60 days of such request) and (ii) cause such registration statement to become effective as promptly as practicable thereafter. The Investors’ Rights Agreement also grants the holder certain “piggyback” registration rights.

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

On February 26, 2021, pursuant to a confidential private placement memorandum, we commenced a private offering (the “Private Offering”) of up to $200,000,000 in shares of our common stock and $20,000,000 shares of common stock pursuant to our distribution reinvestment plan. Please see Note 1 of the Notes to the Consolidated Financial Statements contained elsewhere in this report for additional information. The primary portion of the Private Offering was terminated on March 17, 2022. We received approximately $100.7 million in offering proceeds from the sale of our common stock pursuant to the Private Offering. Through our distribution reinvestment plan, we have issued approximately 1.3 million Class P shares for gross proceeds of approximately $13.0 million.

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

As of September 30, 2026, we have issued approximately 1.3 million Class P shares, approximately 0.3 million Class A shares, approximately 0.4 million Class T shares, approximately 0.1 million Class W shares, approximately 0.3 million Class Y shares and approximately 20,000 Class Z shares for gross proceeds of approximately $24.7 million through our distribution reinvestment plan.

We have invested the net proceeds from our Private Offering and Public Offering primarily in self storage facilities consisting of both income-producing and growth properties located in the United States and Canada. As of September 30, 2026, we owned 25 operating self storage properties located in seven states (Arizona, Delaware, Florida, Nevada, Oregon, Pennsylvania and Washington) and three Canadian provinces (Alberta, British Columbia and Ontario), 50% equity interests in five unconsolidated real estate ventures located in two Canadian provinces (Ontario and Quebec), and one development property in Florida. Our unconsolidated real estate ventures consist of five operating self storage properties in the lease-up phase, with subsidiaries of SmartCentres owning the other 50% of such entities.

As of September 30, 2026, our operating self storage portfolio was comprised as follows:

State/Province	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)		Rental Income %(4)
Alberta	1	495	48,800	2%	93%		3%
Arizona	4	2,850	378,720	17%	94%		15%
British Columbia	1	925	59,180	3%	93%		4%
Delaware	1	820	80,545	4%	86%		3%
Florida	4	2,585	334,615	15%	91%		11%
Nevada	1	335	51,900	2%	93%		2%
Ontario	10	9,765	1,050,035	47%	84%	(5)	51%
Oregon	1	520	55,830	2%	90%		3%
Pennsylvania	1	810	78,040	3%	92%		4%
Washington	1	1,095	99,745	5%	87%		4%
	25	20,200	2,237,410	100%	88%		100%

(1)
Includes all rentable units, consisting of storage units and parking units (approximately 725 units).
(2)
Includes all rentable square feet consisting of storage units and parking units (approximately 209,320 square feet).
(3)
Represents the occupied square feet of all facilities we owned in a state divided by total rentable square feet of all the facilities we owned in such state as of September 30, 2026.
(4)
Represents rental income for all facilities we own in a state divided by our total rental income for the month ended September 30, 2026.
(5)
We commenced operations on the Etobicoke Property on February 25, 2026, and occupancy as of September 30, 2026 was approximately 40%. The property consist of approximately 980 units and 90,300 net rentable square feet.

On November 1, 2026, we completed the SSGT III Merger. See “Subsequent Events” below and Note 13 – Subsequent Events of the Notes to the Consolidated Financial Statements.

Development Properties

Bradenton Land

On February 16, 2023, we, through an indirect, wholly-owned subsidiary of our Operating Partnership, acquired a parcel of land adjacent to our property in Bradenton, Florida (the “Bradenton Land”) from an unaffiliated third party. The purchase price for the Bradenton Land was approximately $1.4 million, plus closing costs and an acquisition fee to our advisor. We are in the process of expanding our current self storage property on the Bradenton Land. As of September 30, 2026, estimated development costs to complete the expansion are approximately $0.5 million, which we expect to fund with a combination of net proceeds from our Series E Preferred Offering and/or potential future debt financing.

On November 3, 2026, we substantially completed development and commenced operations at the Bradenton Land Property.

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

The following table summarizes our 50% ownership interests in unconsolidated real estate ventures as of September 30, 2026:

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
(1)
As of September 30, 2026, these five JV Properties were encumbered by first mortgages pursuant to the SmartCentres Financing (defined below).

On August 30, 2024, we and SmartCentres, through the Toronto, Toronto II, Dorval and Hamilton joint venture partnerships (the “JV Properties”), entered into a master mortgage commitment agreement (the “MMCA”) with SmartCentres Storage Finance LP (the “SmartCentres Lender”) (collectively, the “SmartCentres Financing”). The SmartCentres Lender is an affiliate of SmartCentres. The initial maximum amount available under the loan was CAD $95.5 million and it contained an accordion feature such that borrowings may be increased to CAD $120.0 million, subject to certain conditions set forth in the MMCA. The proceeds of the SmartCentres Financing will be used to finance the development and construction of self storage facilities on the JV Properties. On September 3, 2024, the JV Properties drew approximately CAD $46.3 million on the SmartCentres Financing and distributed approximately CAD $21.8 million to each partner.

On February 19, 2026, the JV Properties amended the SmartCentres Financing to: (i) extend the maturity date by one-year until May 11, 2027; (ii) add the Montreal joint venture partnership as a borrower under the SmartCentres Financing (and references herein to the “JV Properties” include the Montreal joint venture partnership following such addition); and (iii) draw approximately CAD $17.5 million. Subsequent to the draw, the JV Properties distributed approximately CAD $8.7 million to each partner. As of September 30, 2026, approximately CAD $118.6 million was outstanding on the SmartCentres Financing.

The SmartCentres Financing is secured by first mortgages on each of the JV Properties. Interest on the SmartCentres Financing is a variable annual rate equal to the aggregate of: (i) the Adjusted Daily Compounded Canadian Overnight Repo Rate Average (“CORRA”), plus: (ii) an adjusted Daily Compounded CORRA adjustment of approximately 0.30%, plus (iii) a margin based on the External Credit Rating, plus (iv) a margin under the Senior Credit Facility, each as defined and described further in the MMCA. As of September 30, 2026, the total interest rate was approximately 5.27%.

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

On March 10, 2021, we commenced formal operations and we acquired our first six self storage properties during 2021. During 2022 and 2023, we acquired 18 self storage properties primarily in the lease up phase. As of September 30, 2026 and 2025, we owned 25 and 24 operating self storage facilities, respectively. Our operating results for the three and nine months ended September 30, 2026 include full period results for 24 properties and partial period results for one self storage facility we commenced operations during the first quarter of 2026. Our operating results for the three and nine months ended September 30, 2025 include full period results for 24 properties. Operating results in future periods will depend on the results of operations of these properties and the real estate properties that we acquire in the future.

Comparison of the three months ended September 30, 2026 and 2025

Total Revenues

Total revenues for the three months ended September 30, 2026 and 2025 were approximately $8.1 million and approximately $7.9 million, respectively. The increase in total revenue of approximately $0.2 million, or 2%, is attributable to an increase in non same-store revenue of approximately $0.2 million due to the lease-up of our non-stabilized properties. We expect total revenues to increase in the future commensurate with our future acquisition activity, lease-up of our non-stabilized properties, and increase in rental rates.

Property Operating Expenses

Property operating expenses for the three months ended September 30, 2026 and 2025 were approximately $3.0 million and approximately $2.8 million, respectively. Property operating expenses include the costs to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses is primarily attributable to an increase in real estate taxes and the Etobicoke Property being placed in service in February 2026. We expect property operating expenses to increase in the future as our operational activity increases but decrease as a percentage of total revenues as we lease-up our non-stabilized properties.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the three months ended September 30, 2026 and 2025 were approximately $1.4 million and approximately $1.3 million, respectively. Property operating expenses – affiliates includes property management fees, asset management fees and advisory contract amortization. We expect property operating expenses – affiliates to increase in the future as our operational activity increases.

General and Administrative Expenses

General and administrative expenses for each of the three months ended September 30, 2026 and 2025 were approximately $1.5 million. General and administrative expenses consist primarily of legal expenses, directors’ and officers’ insurance, transfer agent fees, an allocation of a portion of our Advisor’s payroll related costs, professional and accounting expenses and board of directors related costs. We expect general and administrative expenses to increase in the future as our operational activity increases, but decrease as a percentage of total revenue.

Depreciation Expenses

Depreciation expense for the three months ended September 30, 2026 and 2025 were approximately $3.3 million and approximately $3.2 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. The increase in depreciation of approximately $0.1 million is primarily attributable to the Etobicoke Property being placed in service in February 2026. We expect depreciation expense to increase in future periods commensurate with our future acquisition activity.

Acquisition Expenses – Affiliates

Acquisition expenses – affiliates for each of the three months ended September 30, 2026 and 2025 were approximately $0.1 million. Acquisition expenses primarily relate to the costs associated with our potential acquisitions prior to the acquisitions becoming probable in accordance with our capitalization policy. We expect acquisition expenses – affiliates to fluctuate in the future commensurate with our acquisition activity.

Other Property Acquisition Expenses

Other property acquisition expenses of the three months ended September 30, 2026 and 2025 were approximately $0.7 million and $6,000, respectively. Acquisition expenses primarily relate to the costs associated with our potential acquisitions prior to the acquisitions becoming probable in accordance with our capitalization policy. The increase in other property acquisition expense is primarily related to the SSGT III Merger. We expect other property acquisition expenses to fluctuate in the future commensurate with our acquisition activity.

Interest Expense

Interest expense for the three months ended September 30, 2026 and 2025 was approximately $4.4 million and $4.3 million, respectively. Interest expense includes interest expense on our debt and the impact of our interest rate derivatives designated for hedge accounting. We expect interest expense to fluctuate in the future commensurate with our future debt level and interest rates.

Interest Expense – Debt Issuance Costs

Interest expense – debt issuance costs for each of the three months ended September 30, 2026 and 2025 were approximately $0.2 million. Interest expense – debt issuance costs reflects the amortization of fees incurred in connection with obtaining financing. We expect interest expense – debt issuance costs to increase commensurate with our future financing activity.

Equity in loss of unconsolidated real estate ventures

Losses from our equity method investments in the JV Properties for the three months ended September 30, 2026 and 2025 were approximately $1.0 million and $0.6 million, respectively. Losses from our equity method investments in the JV Properties consists of our allocation of earnings and losses from our unconsolidated joint ventures. The increase in equity in loss of unconsolidated real estate ventures is attributable to a full period of operations for four JV properties and partial period of operations for one JV property during 2026, compared to a full period of operations for one JV property and partial period of operations for three JV properties during 2025. We expect Equity in loss of unconsolidated real estate ventures to decrease in the future as their operational activity increases and the properties lease up.

Foreign currency adjustment

Foreign currency adjustment for the three months ended September 30, 2026 and 2025 was approximately $0.1 million gain and approximately $2.2 million loss, respectively. Foreign currency adjustment consists of changes in foreign currency related to our net investments in unconsolidated real estate ventures not classified as long term in accordance with GAAP. We expect foreign currency adjustment to change in the future based upon changes in exchange rates, as well as future net investments in real estate in currencies other than United States dollars.

Comparison of the nine months ended September 30, 2026 and 2025

Total Revenues

Total revenues for the nine months ended September 30, 2026 and 2025 were approximately $23.9 million and approximately $22.9 million, respectively. The increase in total revenue of approximately $1.0 million, or 4%, is attributable to an increase in non same-store revenue of approximately $0.7 million due to the lease-up of our non-stabilized properties and an increase in same-store revenues of approximately $0.3 million primarily due to increased rates. We expect total revenues to increase in the future commensurate with our future acquisition activity, lease-up of our non-stabilized properties, and increase in rental rates.

Property Operating Expenses

Property operating expenses for the nine months ended September 30, 2026 and 2025 were approximately $9.2 million and approximately $8.6 million, respectively. Property operating expenses include the costs to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses is primarily attributable to an increase in real estate taxes and the Etobicoke Property being placed in service in February 2026. We expect property operating expenses to increase in the future as our operational activity increases but decrease as a percentage of total revenues as we lease-up our non-stabilized properties.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the nine months ended September 30, 2026 and 2025 were approximately $4.1 million and approximately $3.9 million, respectively. Property operating expenses – affiliates includes property management fees, asset management fees, and advisory contract amortization. We expect property operating expenses – affiliates to increase in the future as our operational activity increases.

General and Administrative Expenses

General and administrative expenses for each of the nine months ended September 30, 2026 and 2025 were approximately $4.8 million. General and administrative expenses consist primarily of legal expenses, directors’ and officers’ insurance, transfer agent fees, an allocation of a portion of our Advisor’s payroll related costs, professional and accounting expenses and board of directors related costs. We expect general and administrative expenses to increase in the future as our operational activity increases, but decrease as a percentage of total revenue.

Depreciation Expenses

Depreciation expense for the nine months ended September 30, 2026 and 2025 were approximately $10.0 million and approximately $9.6 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. The increase in depreciation of approximately $0.4 million is primarily attributable to depreciation related to the Etobicoke Property being placed in service in February 2026. We expect depreciation expense to increase in future periods commensurate with our future acquisition activity.

Acquisition Expenses – Affiliates

Acquisition expenses – affiliates for each of the nine months ended September 30, 2026 and 2025 were approximately $0.3 million. Acquisition expenses primarily relate to the costs associated with our potential acquisitions prior to the acquisitions becoming probable in accordance with our capitalization policy. We expect acquisition expenses – affiliates to fluctuate in the future commensurate with our acquisition activity.

Other Property Acquisition Expenses

Other property acquisition expenses of the nine months ended September 30, 2026 and 2025 were approximately $1.3 million and $63,000, respectively. Acquisition expenses primarily relate to the costs associated with our potential acquisitions prior to the acquisitions becoming probable in accordance with our capitalization policy. The increase in other property acquisition expenses is primarily related to the SSGT III Merger. We expect other property acquisition expenses to fluctuate in the future commensurate with our acquisition activity.

Interest Expense

Interest expense for the nine months ended September 30, 2026 and 2025 was approximately $12.9 million and $12.6 million, respectively. Interest expense includes interest expense on our debt and the impact of our interest rate derivatives designated for hedge accounting. We expect interest expense to fluctuate in the future commensurate with our future debt level and interest rates.

Interest Expense – Debt Issuance Costs

Interest expense – debt issuance costs for the nine months ended September 30, 2026 and 2025 were approximately $0.5 million and approximately $0.9 million, respectively. The decrease is primarily related to the write off of approximately $0.4 million in debt issue cost related to the first quarter of 2025 refinances in accordance with GAAP. Interest expense – debt issuance costs reflects the amortization of fees incurred in connection with obtaining financing. We expect interest expense – debt issuance costs to increase commensurate with our future financing activity.

Equity in loss of unconsolidated real estate ventures

Losses from our equity method investments in the JV Properties for the nine months ended September 30, 2026 and 2025 were approximately $2.5 million and $1.2 million, respectively. Losses from our equity method investments in the JV Properties consists of our allocation of earnings and losses from our unconsolidated joint ventures. The increase in equity in loss of unconsolidated real estate ventures is attributable to a full period of operations for four JV properties and partial period of operations for one JV property during 2026, compared to a full period of operations for one JV property and partial period of operations for three JV properties during 2025. We expect Equity in loss of unconsolidated real estate ventures to decrease in the future as their operational activity increases and the properties lease up.

Foreign currency adjustment

Foreign currency adjustment for the nine months ended September 30, 2026 and 2025 was approximately $3.8 million loss and approximately $0.9 million gain, respectively. Foreign currency adjustment consists of changes in foreign currency related to our net investments in unconsolidated real estate ventures not classified as long term in accordance with GAAP. We expect foreign currency adjustment to change in the future based upon changes in exchange rates, as well as future net investments in real estate in currencies other than United States dollars.

Same-Store Facility Results - three months ended September 30, 2026 and 2025

The following table sets forth operating data for our same-store facilities (stabilized and comparable properties that have been included in the consolidated results of operations since January 1, 2025) for the three months ended September 30, 2026 and 2025. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition, lease up, or development activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
	2026	2025	% Change	2026	2025	% Change	2026	2025	% Change
Revenues(1)	$5,322,181	$5,368,705	-0.9%	$2,741,706	$2,549,114	N/M	$8,063,887	$7,917,819	1.8%
Property operating expenses(2)	2,027,934	1,880,451	7.8%	1,417,571	1,419,789	N/M	3,445,505	3,300,240	4.4%
Net operating income	$3,294,247	$3,488,254	-5.6%	$1,324,135	$1,129,325	N/M	$4,618,382	$4,617,579	0.0%
Number of Facilities	16	16		9	8		25	24
Rentable square feet(3)	1,361,225	1,361,225		876,185	785,885		2,237,410	2,147,110
Average physical occupancy(4)	91.3%	91.5%	-0.2%	82.4%	85.9%	N/M	87.9%	89.5%	-1.6%
Annualized rent per occupied square foot(5)	$17.72	$17.80	-0.4%	N/M	N/M	N/M	$17.20	$17.35

N/M Not meaningful

(1)
Revenue includes rental revenue, ancillary revenue, administrative and late fees.
(2)
Property operating expenses exclude corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization expense and acquisition expenses, but includes property management fees.
(3)
Of the total rentable square feet, parking represented approximately 199,780 square feet as of September 30, 2026 and 2025. On a same-store basis, for the same periods, parking represented approximately 109,000 square feet.
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

Our decrease in same-store revenue of approximately $50,000 was primarily the result of a decrease in revenue per occupied square foot of approximately 0.4% for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 and a decrease in average physical occupancy of approximately 0.2%.

Our same-store property operating expenses increased by approximately $0.1 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily related to an increase in real estate taxes.

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

The following table presents a reconciliation of net loss as presented on our consolidated statements of operations to net operating income, as stated above, for the periods indicated:

	Three Months Ended
	September 30, 2026	September 30, 2025
Net Loss	$(7,401,920)	$(8,258,305)
Adjusted to exclude:
Asset management fees(1)(2)	874,699	853,293
General and administrative	1,547,176	1,450,036
Depreciation	3,344,081	3,236,492
Acquisition expenses—affiliates	100,839	76,580
Other property acquisition expenses	684,810	5,956
Interest expense	4,438,180	4,281,079
Interest expense—debt issuance costs	179,872	190,331
Other income, net	8,448	(28,770)
Equity in loss of unconsolidated real estate ventures	961,506	604,294
Foreign currency adjustment	(119,309)	2,206,593
Total property net operating income	$4,618,382	$4,617,579
(1)
Asset management fees are included in Property operating expenses – affiliates in the consolidated statements of operations.
(2)
Includes amortization of Advisor contract of approximately $0.3 million for each of the three months ended September 30, 2026 and 2025, respectively.

Same-Store Facility Results - nine months ended September 30, 2026 and 2025

The following table sets forth operating data for our same-store facilities (stabilized and comparable properties that have been included in the consolidated results of operations since January 1, 2025) for the nine months ended September 30, 2026 and 2025. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition, lease up, or development activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
	2026	2025	% Change	2026	2025	% Change	2026	2025	% Change
Revenues(1)	$15,962,709	$15,716,207	1.6%	$7,969,268	$7,221,610	N/M	$23,931,977	$22,937,817	4.3%
Property operating expenses(2)	6,356,670	5,927,182	7.2%	4,339,347	4,059,868	N/M	10,696,017	9,987,050	7.1%
Net operating income	$9,606,039	$9,789,025	-1.9%	$3,629,921	$3,161,742	N/M	$13,235,960	$12,950,767	2.2%
Number of Facilities	16	16		9	8		25	24
Rentable square feet(3)	1,361,225	1,361,225		876,185	785,885		2,237,410	2,147,110
Average physical occupancy(4)	91.3%	91.5%	-0.2%	82.4%	85.9%	N/M	87.9%	89.5%	-1.6%
Annualized rent per occupied square foot(5)	$17.76	$17.30	2.7%	N/M	N/M	N/M	$17.21	$16.80

N/M Not meaningful

(1)
Revenue includes rental revenue, ancillary revenue, administrative and late fees.
(2)
Property operating expenses exclude corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization expense and acquisition expenses, but includes property management fees.
(3)
Of the total rentable square feet, parking represented approximately 199,780 square feet as of September 30, 2026 and 2025. On a same-store basis, for the same periods, parking represented approximately 109,000 square feet.
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

Our increase in same-store revenue of approximately $0.3 million was primarily the result of an increase in revenue per occupied square foot of approximately 2.7% for the nine months ended September 30, 2026 over the nine months ended September 30, 2025, offset by a decrease in average physical occupancy of approximately 0.2%.

Our same-store property operating expenses increased by approximately $0.4 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily related to an increase in real estate taxes.

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

The following table presents a reconciliation of net loss as presented on our consolidated statements of operations to net operating income, as stated above, for the periods indicated:

	Nine Months Ended
	September 30, 2026	September 30, 2025
Net Loss	$(25,503,741)	$(18,544,097)
Adjusted to exclude:
Asset management fees(1)(2)	2,638,724	2,508,733
General and administrative	4,800,381	4,831,973
Depreciation	10,005,091	9,634,973
Acquisition expenses—affiliates	331,873	289,112
Other property acquisition expenses	1,317,617	63,034
Interest expense	12,899,993	12,564,571
Interest expense—debt issuance costs	501,422	859,246
Derivative fair value adjustment	—	531,449
Other income (expense)	(32,674)	(97,953)
Equity in loss of unconsolidated joint ventures	2,522,879	1,211,896
Foreign currency adjustment	3,754,395	(902,170)
Total property net operating income	$13,235,960	$12,950,767
(1)
Asset management fees are included in Property operating expenses – affiliates in the consolidated statements of operations.
(2)
Includes amortization of Advisor contract of approximately $0.8 million for each of the nine months ended September 30, 2026 and 2025, respectively.

Liquidity and Capital Resources

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the nine months ended September 30, 2026 and 2025 is as follows:

	Nine Months Ended
	September 30, 2026	September 30, 2025	Change
Net cash flow provided by (used in):
Operating activities	$3,876,683	$(20,041,004)	$23,917,687
Investing activities	(1,467,250)	(16,130,017)	14,662,767
Financing activities	(4,311,998)	28,789,057	(33,101,055)

Cash flows provided by (used in) operating activities for the nine months ended September 30, 2026 and 2025 were approximately $3.9 million and approximately $(20.0) million, respectively, a change of approximately $23.9 million. The increase in cash provided by our operating activities is primarily the result of an increase in amounts due to affiliates.

Cash flows used in investing activities for the nine months ended September 30, 2026 and 2025 were approximately $(1.5) million and approximately $(16.1) million, respectively, a change of approximately $14.6 million. The decrease in cash used in our investing activities is primarily the result of cash used for the additions to real estate facilities and investments in unconsolidated real estate ventures offset by $6.4 million return of capital on investments in unconsolidated real estate ventures.

Cash flows provided by (used in) financing activities for the nine months ended September 30, 2026 and 2025 were approximately $(4.3) million and approximately $28.8 million, respectively, a change of approximately $33.1 million. The decrease in cash provided by our financing activities is primarily the result of a decrease in net proceeds from the issuance of common stock partially offset by Series E preferred equity totaling $7.7 million and a decrease in net debt proceeds totaling $4.1 million.

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

Volatility in the debt and equity markets and continued and/or further impact of rising interest rates, inflation and other economic events will depend on future developments, which are highly uncertain. While we do not expect such events to have a material impact upon our liquidity in the short-term, continued uncertainty or deterioration in the debt and equity markets over an extended period of time could potentially impact our liquidity over the long term.

On November 1, 2026, we closed on our merger with Strategic Storage Growth Trust III, Inc. (“SSGT III”) (the “SSGT III Merger”). As a result of the SSGT III Merger, we acquired all of the real estate owned by SSGT III, which as of the closing date of the SSGT III Merger consisted of (i) 12 wholly-owned self storage facilities (ii) SSGT III’s 50% equity interest in three unconsolidated real estate ventures, and (iii) beneficial interest in three Delaware Statutory Trust (“DST”) sponsored programs that own eight properties, consisting of approximately 5,370 units and nearly 0.7 million net rentable square feet. In addition to the real estate acquired, we assumed approximately $180.6 million of debt. Please see Note 13 of the Notes to the Consolidated Financial Statements contained in this report for additional details.

In addition, we assumed the following loans that mature in the next 12 months: Huntington Loan, Skymar Loan - Chula Vista, Skymar Loan - Fort Myers, Skymar Loan - Eatontown, and SmartStop Bridge Loan II. We are evaluating multiple options to satisfy these loan maturities before they come due, which include extending the maturity date of the loans, exercising extension options, amending the loans with the current lender or refinancing with a different lender.

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

Series D Preferred Units Distributions

The Series D Preferred Units rank senior to all other common shares of our capital stock, including our common stock, with respect to rights to receive dividends and to participate in distributions or payments upon any voluntary or involuntary liquidation, dissolution or winding up of the Company. Distributions payable on each unit of Series D Preferred Units will initially be equal to a rate of 6% per annum until the second anniversary after the date of issuance, 7% per annum commencing the day following the second anniversary after the date of issuance, 8% per annum commencing the day following the third anniversary until the 4th anniversary after the date of issuance, and 9% per annum thereafter. The Series D Preferred Units accrue distributions daily but are payable monthly in arrears.

Series E Preferred Stock Dividends

The shares of Series E Preferred Stock rank (a) senior to all classes of the Company's common stock; (b) on parity with all other preferred equity securities issued by us from time to time, the terms of which provide that such securities rank on parity with the Series E Preferred Stock; and (c) junior to the preferred equity securities issued by us from time to time, the terms of which expressly provide that it will rank senior to the Series E Preferred Stock (the “Senior Stock”), including the Series B Convertible Preferred Stock and, following the SSGT III Merger, our Series G Convertible Preferred Stock, and subject to payment of or provision for our corporate debts and other liabilities. Dividends payable on each share of Series E Preferred Stock will initially be equal to a rate of 8.0% per annum. Dividends payable on the Series E Preferred Stock will accrue and be paid on the basis of a 360-day year consisting of twelve 30-day months and will accrue whether or not (i) we have earnings, (ii) there are funds legally available for the payment of such dividends, and (iii) such dividends are authorized by our board or declared.

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
•
the issuance of additional shares;
•
financings and refinancings;
•
dividends with respect to the outstanding shares of our Series B Convertible Preferred Stock, our Series E Preferred Stock, and our Series G Convertible Preferred Stock; and
•
dividends with respect to the outstanding units of our Series D Cumulative Redeemable Preferred units in our Operating Partnership.

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

Over the long term, we expect that a greater percentage of our distributions will be paid from cash flows from operations. However, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including our ability to raise and invest capital at favorable yields, the financial performance of our investments in the current real estate and financial environment and the types and mix of investments in our portfolio. As a result, future distributions declared and paid may exceed cash flow from operations.

The following shows our cash distributions and the sources of such cash distributions for the respective periods presented:

	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
Distributions paid in cash — common stockholders	$6,799,652		$6,407,906
Distributions paid in cash — preferred stockholders	9,418,392		9,359,388
Distributions paid in cash — Operating Partnership unitholders	256,003		255,843
Distributions reinvested	4,996,747		4,984,554
Total distributions	$21,470,794		$21,007,691
Source of distributions
Cash flows provided by operations	$3,876,683	18.1%	$—	0.0%
Proceeds from offerings	12,597,364	58.7%	16,023,137	76.3%
Offering proceeds from distribution reinvestment plan	4,996,747	23.2%	4,984,554	23.7%
Total sources	$21,470,794	100.0%	$21,007,691	100.0%

From our inception through September 30, 2026, we have paid cumulative distributions of approximately $100.1 million, as compared to cumulative net loss attributable to our common stockholders of approximately $184.0 million, cumulative net loss attributable to our common stockholders reflects non-cash depreciation and amortization of approximately $61.2 million, and acquisition related expenses of approximately $7.5 million.

For the nine months ended September 30, 2026, we paid distributions of approximately $21.5 million, as compared to a net loss attributable to our common stockholders of approximately $36.0 million. Net loss attributable to our common stockholders for the nine months ended September 30, 2026, reflects non-cash depreciation of approximately $10.0 million and acquisition related expenses of approximately $1.6 million.

For the nine months ended September 30, 2025, we paid distributions of approximately $21.0 million, as compared to a net loss attributable to our common stockholders of approximately $27.6 million. Net loss attributable to our common stockholders for the nine months ended September 30, 2025, reflects non-cash depreciation of approximately $9.6 million and acquisition related expenses of approximately $0.4 million.

Indebtedness

As of September 30, 2026, our total indebtedness was approximately $294.7 million which included approximately $170.5 million of variable rate debt and approximately $125.7 million of fixed rate debt, less approximately $1.5 million in net debt issuance costs. See Note 5 – Debt, of the Notes to the Consolidated Financial Statements contained in this report for more information about our indebtedness.

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

Our material cash requirements from known contractual and other obligations primarily relate to the following, for which information on both a short-term and long-term basis is provided in the indicated notes to the consolidated financial statements:

•
Debt — Refer to Note 5 of the Notes to the Consolidated Financial Statements. As of September 30, 2026 excluding the impact of our interest rate hedging activities, future cash payments for interest on debt over the next 12 months is approximately $18.1 million. As of September 30, 2026 future cash payments for maturing debt over the next 12 months is approximately $34.3 million. We expect to meet these future obligations with a combination of proceeds from our Series E Preferred Offering, operations, exercising debt extension options and future debt financing.

•
Commitments and contingencies — Refer to Note 10 of the Notes to the Consolidated Financial Statements.
•
Potential acquisitions, investments in Joint Ventures — Refer to Notes 3, 4, and 12 of the Notes to the Consolidated Financial Statements.

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

The following table presents the future principal payments required on outstanding debt as of September 30, 2026:

2026	641,731
2027	117,892,818
2028	52,457,404
2029	326,349
2030	124,812,020
Total payments	296,130,322
Debt issuance costs, net	(1,479,791)
Total	$294,650,531

On November 1, 2026, we closed the SSGT III Merger. As a result of the SSGT III Merger, we acquired all of the real estate owned by SSGT III, which as of the closing date of the SSGT III Merger consisted of (i) 12 wholly-owned self storage facilities (ii) SSGT III’s 50% equity interest in three unconsolidated real estate ventures, and (iii) beneficial interest in three Delaware Statutory Trust (“DST”) sponsored programs that own eight properties, consisting of approximately 5,370 units and nearly 0.7 million net rentable square feet. In addition to the real estate acquired, we assumed approximately $180.6 million of debt. The following table presents the future principal payment requirements on our outstanding secured debt as of November 1, 2026:

2026	21,430,155
2027	184,120,242
2028	84,608,305
2029	22,226,510
2030	126,941,161
Thereafter	41,767,389
Total	$481,093,762

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

As of September 30, 2026, our total indebtedness was approximately $294.7 million, which included approximately $170.5 million in variable rate debt and approximately $125.7 million in fixed rate debt, less approximately $1.5 million in net debt issuance costs. A change in interest rates on variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase by 100 basis points, the increase in interest, net of our interest rate derivatives, would decrease future earnings and cash flows by approximately $0.4 million annually.

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

The following table summarizes future debt maturities and average interest rates on our outstanding debt as of September 30, 2026:

	Payments due during the years ended December 31,
	2026	2027	2028	2029	2030	Thereafter	Total
Variable rate debt	$641,731	$117,706,429	$52,159,461	$—	$—	$—	$170,507,621
Average interest rate(1)	6.18%	6.18%	5.78%	N/A	N/A	N/A
Fixed rate debt	$—	$186,389	$297,943	$326,349	$124,812,020	$—	$125,622,701
Average interest rate	6.88%	6.88%	6.88%	6.88%	6.88%	N/A

(1)
Interest expense for fixed rate debt was calculated based upon the contractual rate and the interest expense on variable rate debt was calculated based on the rate in effect on September 30, 2026, excluding the impact of interest rate derivatives. The Huntington Credit Facility and National Bank of Canada - Four Property Loan have variable rates, however, we entered into interest rate swap agreements that fix SOFR at 1.54%, CORRA at 3.03% respectively until the maturity of the loan. Debt denominated in foreign currency has been converted based on the rate in effect as of September 30, 2026.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The following should be read in conjunction with the risk factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2025.

We have incurred a net loss to date, have an accumulated deficit and our operations may not be profitable in 2026.

We incurred a net loss attributable to common stockholders of approximately $36.0 million for the nine months ended September 30, 2026. Our accumulated deficit was approximately $184.0 million as of September 30, 2026. Given that we are still early in our fundraising and acquisition stage, our operations may not be profitable in 2026.

Our future results may suffer as a result of the effect of recent SSGT III Merger.

We consummated the SSGT III Merger on November 1, 2026. Our future success will depend, in part, upon the merger consideration negotiated by our special committee appointed by our board of directors in connection with this affiliated merger, our ability to integrate new operations into our existing business in an efficient and timely manner, successfully monitoring our operations, costs and service quality, and maintaining other necessary internal controls. There can be no assurance that we will realize our expected operating efficiencies, cost savings, revenue enhancements, synergies, or other benefits. Moreover, we assumed the liabilities of SSGT III in connection with the merger. These liabilities could have a material adverse effect on our business to the extent we have not identified such liabilities or have underestimated the amount of such liabilities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)
Distribution Reinvestment Plan - Class P Shares

During the three months ended September 30, 2026, through our distribution reinvestment plan, we have issued approximately 64,300 Class P shares to investors who originally purchased shares in our Private Offering, for gross proceeds of approximately $0.6 million. No sales commissions or dealer manager fees are paid in connection with the sale of shares pursuant to our distribution reinvestment plan. Each of the purchasers of our shares of common stock under our Private Offering has represented that he or she is an accredited investor. Based upon these representations, we believe that the foregoing issuances of our shares of Class P common stock were exempt from the registration requirements pursuant to Rule 506 and Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

(b)
On March 17, 2022, our Public Offering (SEC File No. 333-256598) of up to $1.0 billion in shares of our common stock in our Primary Offering was declared effective by the SEC, consisting of five classes of shares: Class A shares for $10.33 per share (up to $450 million in shares), Class T shares for $10.00 per share (up to $450 million in shares), Class W shares for $9.40 per share (up to $100 million in shares), Class Y shares for $9.30 per share (up to $800 million in shares), and Class Z shares for $9.30 per share (up to $200 million in shares) and up to $95 million in shares pursuant to our distribution reinvestment plan at $9.30 per share for Class A, Class T, Class W, Class Y and Class Z shares. On May 20, 2025, our board of directors approved the termination of the Primary Offering, which termination was effective as of May 30, 2025. As of September 30, 2026, we had sold approximately 2.9 million Class A shares for gross offering proceeds of approximately $30.3 million, approximately 4.8 million Class T shares for gross offering proceeds of approximately $48.1 million, approximately 0.7 million Class W shares for gross offering proceeds of approximately $6.3 million, approximately 5.2 million Class Y shares for gross offering proceeds of approximately $50.6 million and approximately 0.6 million Class Z shares for gross offering proceeds of approximately $5.5 million pursuant to our Primary Offering. Through our distribution reinvestment plan, we have issued approximately 0.3 million Class A shares, approximately 0.4 million Class T shares, approximately 0.1 million Class W shares, approximately 0.3 million Class Y shares and approximately 17,000 Class Z shares for gross proceeds of approximately $10.6 million. We have incurred approximately $11.5 million in sales commissions and dealer manager fees (of which approximately $5.9 million was re-allowed to a third-party broker-dealer) in connection with the Primary Offering, and approximately $5.5 million in organization and offering costs.
(c)
On September 30, 2025, the Company commenced a private offering of up to $75.0 million (expandable up to $100.0 million) in shares of the Company’s Series E Redeemable 8% Preferred Stock, $0.001 par value per share (the “Series E Preferred Stock”), at an offering price of $10.00 per share (the “Preferred Offering”).

Between July 1, 2026 and September 30, 2026, the Company sold approximately 0.6 million shares of Series E Preferred Stock for gross proceeds of approximately $5.9 million pursuant to the Preferred Offering. The Preferred Offering is not registered under the Securities Act and is being made pursuant to the exemption provided by Rule 506(c) of Regulation D promulgated under the Securities Act.

(d)
Our share redemption program enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our Registration Statement on Form S-11 (SEC Registration No. 333-256598). During the three months ended September 30, 2026, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) That May Yet to be Purchased Under the Plans or Programs(1)
July 31, 2026	8,065	$9.30	—	1,283,293
August 31, 2026	—	—	—	1,283,293
September 30, 2026	—	—	—	1,283,293

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

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended September 30, 2026 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

2.1

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

3.9	Articles Supplementary for Series E Preferred Stock incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on October 6, 2025, Commission File No. 000-56545

3.10	Articles Supplementary for Series G Preferred Stock incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on November 2, 2026, Commission File No. 000-56545

3.11*	Articles of Merger with SSGT III Merger Sub, LLC

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

101*

The following Strategic Storage Trust VI, Inc. financial information for the three and nine months ended September 30, 2026, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Equity

(Deficit) and Temporary Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

104*	The cover page from the Strategic Storage Trust VI, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, has been formatted in Inline XBRL.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STORAGE TRUST VI, INC. (Registrant)
Dated: November 10, 2026	By:	/s/ Matt F. Lopez
Matt F. Lopez Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)